Form 10-K
period 2017-12-31
Cardlytics, Inc.
filed 2018-03-19
CIK 1666071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38386

CARDLYTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-3039436
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

675 Ponce de Leon Avenue NE, Suite 6000 Atlanta, Georgia	30308
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code:    (888) 798-5802

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The Nasdaq Global Market on February 9, 2018.

As of February 28, 2018, there were 19,995,657 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward- looking statements include statements about:

•	our ability to continue to add new financial institutions, or FIs, partners and marketers and maintain existing FI partners and marketers;

•	with respect to Cardlytics Direct, our ability to increase FI partner customer engagement from new and existing FI partners;

•	our ability to expand our relationship with Wells Fargo beyond the initial pilot program;

•	our ability to maintain and expand our relationships with FI partners to broaden the use of purchase data to our Other Platform Solutions and our ability to sell Other Platform Solutions;

•	the effects of increased competition as well as innovations by new and existing competitors in our market;

•	our ability to adapt to technological change and effectively enhance, innovate and scale our solutions;

•	our ability to effectively manage or sustain our growth and to sustain profitability;

•	potential acquisitions and integration of complementary business and technologies;

•	our ability to maintain, or strengthen awareness of, our brand;

•	perceived or actual integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime or outages;

•	future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;

•	our ability to grow our business;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our ability to maintain, protect and enhance our intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and

•	other risks detailed below in Item 1A. “Risk Factors.”

You should refer to Item 1A. “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to “Cardlytics,” the “company,” “we,” “us,” “our” and similar references refer to Cardlytics, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

PART I.

ITEM 1. BUSINESS

Overview

Cardlytics makes marketing more relevant and measurable through our purchase intelligence platform. With purchase data from more than 2,000 financial institutions, we have a secure view into where and when consumers are spending their money. By applying advanced analytics to this massive aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. This collection of debit, credit, ACH, and bill pay data represented approximately $1.5 trillion in 2017 consumer spend in the United States, or U.S. In 2017, our platform analyzed over 20.0 billion online and in-store transactions across more than 100.0 million accounts in the U.S., including one in five debit and credit card swipes in the U.S.

Our founders understood the value of purchase data and have devoted nearly a decade to engineering a purchase intelligence platform. As former bankers, they recognized that banks and credit unions, which we refer to as financial institutions, or FIs, enable and collect the different types of electronic payments (e.g., debit, credit, bill pay) consumers and businesses use. This was especially crucial as electronic payments were becoming an increasing portion of all consumer spending. With this data distributed across approximately 10,000 FIs in the U.S. alone, it would need to be aggregated and standardized to provide effective foundational data for marketing technology and analytics. Given their deep insight into FIs’ rigorous security, privacy and regulatory concerns, our founders were well positioned to partner with FIs and architected our platform with their requirements in mind. Today, our platform leverages machine learning and a robust set of algorithms to ingest, process, and analyze trillions of dollars of raw purchase data from tens of millions of accounts.

As of December 31, 2016 and 2017, we were a partner to 1,659 and 2,035 FIs, respectively, including Bank of America, National Association, or Bank of America; PNC Bank National Association, or PNC; Branch Banking and Trust Company, or BB&T; SunTrust Banks, Inc., or SunTrust; Lloyds TSB Bank plc, or Lloyds; Santander UK plc., or Santander; and several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Additionally, in the first quarter of 2018, we launched a pilot implementation of Cardlytics Direct with Wells Fargo & Company, or Wells Fargo, directed at Wells Fargo customers located in Miami, Florida; Charlotte, North Carolina and San Francisco, California. As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of monthly active users, or FI MAUs, contributed by any FI partner is indicative of our level of dependence on such FI partner.

Our platform helps solve fundamental problems for marketers. Marketers increasingly have access to data on the purchase behavior of their customers in their own stores and websites. However, they lack insight into their customers’ purchase behavior outside of their stores and websites, as well as the purchase behavior of individuals who are not yet customers. The reality is, no matter how robust their own customer data, marketers only see a small portion of their customers’ overall spend—both within and across categories. As a result, it is very difficult for businesses to focus their marketing investments on the most valuable customers. Marketers are also challenged to measure the performance of their marketing. This issue is particularly acute with respect to measuring the impact of marketing on in-store sales, where approximately 92% of consumer spending occurs, according to 2016 U.S. Census data. We believe purchase intelligence is the next disruptive opportunity in marketing and can comprehensively address these challenges. Our purchase intelligence platform is designed to enable marketers to identify, reach and influence likely buyers at scale, and precisely measure how marketing drives sales by “closing the loop”—both online and in-store. We have strong relationships with leading marketers across a variety of industries, including national and regional restaurant and retail chains as well as large providers of cable, satellite television and wireless services.

We have proven the power of purchase intelligence with our proprietary native advertising channel, Cardlytics Direct. We have created a powerful, highly captive native advertising channel that reaches customers when they are thinking about their finances. By consolidating the largely untapped, high growth digital banking channels of more than 2,000 FIs, Cardlytics Direct enables marketers to reach consumers across these FIs through their online and mobile banking accounts, and increasingly through email and various real-time notifications. Using our purchase intelligence, our platform predicts where FI customers are likely to shop next and then presents them with offers to save money in these categories at a time when they are thinking of their finances.

We are extending the power of our platform beyond Cardlytics Direct. As we built scale, we recognized a significant opportunity to extend the impact of our purchase intelligence platform, which we refer to as our Other Platform Solutions. For example, we use purchase intelligence to help marketers measure the impact of marketing campaigns outside of the Cardlytics Direct channel on in-store and online sales. As we have in the past, we plan to continue to work in close collaboration with our FI partners to develop new purchase-intelligence based analytic solutions.

We have experienced rapid growth in our revenue since inception. Our revenue, which excludes consumer incentives, was $53.8 million, $77.6 million, $112.8 million and $130.4 million for 2014, 2015, 2016 and 2017, respectively, representing a compound annual growth rate of 34.3%. For 2014, 2015, 2016 and 2017, our FI MAUs were approximately 34.8 million, 39.0 million, 43.9 million and 54.9 million, respectively, and our average Cardlytics Direct revenue per user was $1.41, $1.65, $2.23 and $2.23, respectively. For 2014, 2015, 2016 and 2017, our net loss was $38.9 million, $40.6 million, $75.7 million and $19.6 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. In 2016, our net loss included a $25.9 million one-time non-cash charge related to the termination of our U.K. agreement with Aimia EMEA Limited, and a $10.9 million non-cash charge related to the issuance and change in fair value of convertible promissory notes. Our net loss in 2017 includes a $5.0 million non-cash gain related to the change in fair value of convertible promissory notes.

Industry Background

Recent Disruptions in the Marketing Industry

The fundamental imperative for marketers is to determine how, when, and where to spend marketing dollars effectively and to measure the efficacy of, and return on, their marketing investments. In the past 20 years, there have been a series of disruptive innovations impacting how marketers reach and influence likely buyers. The rise of internet-enabled online advertising drastically accelerated the pace of innovation across the marketing landscape. As the internet became mainstream, search-driven advertising brought the ability to more precisely connect marketing to consumer intent. The advent of social media provided marketers with a greater opportunity for consumer engagement and a wealth of additional data about consumer preferences. Each of these innovations has made digital marketing increasingly more effective and efficient than traditional media. However, like television and other traditional forms of advertising, these new forms of digital advertising still fail to provide marketers with visibility into whether an advertisement ultimately resulted in an in-store purchase. This information gap is particularly acute since approximately 92% of consumer spending continues to occur in-store. Marketers remain unable to close the last mile and comprehensively understand how marketing impacts actual in-store and online consumer purchases.

Challenges to Efficient and Effective Marketing

The fundamental challenges faced by marketers include:

•	Imprecise Targeting Across Media Channels. Although marketing through digital channels is perceived to provide marketers with a greater ability to target and measure efficacy, online targeting typically relies on online behavior, demographic, and other behavioral data to find an audience, which are imprecise proxies for future purchasing behavior. Offline advertising relies on similar data to determine how to allocate advertising spending. Regardless of channel, targeting based only on these types of information fails to capture important differences among consumers who may appear to be similar on the surface, but actually have drastically different interests and purchasing patterns.

•	Inability to Measure Efficacy and Ensure ROAS. Many organizations lack the ability to measure return on marketing investments. Marketers are under immense pressure to show that their investments are creating value for their organizations. However, due to the fact that substantially all retail purchasing continues to occur in-store, it is difficult to calculate ROAS accurately because marketers cannot comprehensively connect online or offline marketing campaigns to in-store purchases.

•	Narrow View of Existing and Potential Customers. Marketers today increasingly have access to data on the purchase behavior of their customers in their stores and on their websites. However, they lack insight into these customers’ overall purchasing patterns outside of their stores and websites and the purchasing behavior of other likely buyers who are not yet customers. As a result, marketers struggle to answer fundamental questions such as: Who are my best customers? Are my best customers loyal to me or do they actually spend more with my competitors? Who are the potential customers spending with my competitors, but not with me?

Purchase Intelligence: The Next Disruptive Opportunity

We believe that purchase intelligence is the next disruptive opportunity in marketing. Aggregated consumer spending data analyzed with advanced analytics has the potential to make all marketing more relevant and measurable if it can be effectively analyzed and leveraged to help predict and measure future buying behavior, both in-store and online.

Massive and Fragmented Source of Purchase Data and Consumer Connectivity

We believe that FIs are a crucial source of purchase data and have a valuable, direct touchpoint with consumers. Over the past decade, the volume of consumer purchase data held by FIs has significantly increased. These electronic transactions produce an immense amount of consumer purchase data, which can provide valuable insights on where and when consumers choose to shop, how frequently they shop at a particular store, and how much they spend within and across retail categories. Further, non-credit electronic spending is widely dispersed over thousands of FIs, with no party providing an aggregated view at scale.

For purchase intelligence to be actionable, purchase data must be connected to the consumer through electronic touchpoints. The digital marketing ecosystem consistently struggles with this challenge. Consumers interact across thousands of online touchpoints. It is often difficult to identify the consumer across these multiple touchpoints. FIs have uniquely reliable consumer touchpoints. FIs’ touchpoints do not face the same issues as other digital channels. Consumers interact with FIs via authenticated online or mobile applications that are protected with state-of-the-art security. FI touchpoints allow for purchase data to be connected to consumers across the media landscape and thereby become actionable.

Market Forces in the Banking Industry

While FIs play an important role in securely maintaining purchase data, market forces have only recently aligned to create incentives for FIs to leverage this data for the benefit of marketers. FIs operate in an increasingly regulated and competitive environment. Further, the rising popularity of alternative banking solutions and the emergence of non-banking players in the areas of lending and electronic payments increasingly threaten to disintermediate traditional FIs from their customers. These trends have keenly focused FIs on finding ways to engage customers and strengthen customer loyalty. Despite these incentives, FIs typically lack the specialized technological expertise, scale and visibility outside of their own customer bases to analyze and effectively leverage purchase data. As such, although purchase data from any single FI and access to that institution’s customer base may be very useful to marketers, aggregated purchase data across a meaningful portion of the fragmented banking landscape from a variety of electronic payment channels holds significantly greater value.

Challenges to Effective Purchase Data Aggregation

The challenges to effective aggregation of purchase data include:

•	Lack of Scale. Purchase data resides with approximately 10,000 FIs in the U.S. alone. Although payment processors and payment networks have access to data across multiple FIs, each lacks access to data from all different forms of electronic payments and the ability to electronically connect this disparate payment data to consumers. To understand a consumer’s spending, marketers require an expansive view across the payment landscape, including debit card, credit card, bill pay and ACH, that no single FI is able to provide.

•	Fragmented Touchpoints. As with purchase data, FI digital touchpoints are spread across thousands of disparate institutions. Further, FIs generally lack the technology to connect purchase data to their customers’ online, mobile and television presences.

•	Privacy and Regulatory Concerns. FIs are highly regulated and are under strict obligations to safeguard their customers’ personal data. To be viable, any data aggregation strategy must navigate the complex privacy and regulatory compliance concerns and obligations of FIs.

•	Need to Create Uniformity Across Complex and Varied Data Sets. Each FI captures and retains data differently and the underlying data is itself dynamic. For example, payments made at a single retailer for the same transaction are often identified in different ways at different FIs and retailers are continuously evolving the way in which they capture, process and remit purchase data to FIs. As a result, sophisticated algorithms and analytics are required to make the complex web of purchase data meaningful and actionable for marketers.

To unlock the value of the FIs’ purchase data, we believe that there is a significant need for a trusted third party to serve as the nexus for purchase data aggregation and analytics.

Key Benefits of Our Platform

We make marketing more relevant and measurable through our purchase intelligence platform, while simultaneously driving customer engagement and loyalty for FIs.

Key benefits to marketers:

•	Comprehensive View of Consumer Behavior. We leverage the power of our platform to provide Cardlytics Direct marketers with valuable insights into the preferences of their actual or potential customers both within and outside the context of a marketing campaign. We build on the insight marketers have today—how their customers are spending in their own stores and websites—with our insight into how their customers are spending elsewhere. With a broad view of purchase behavior at scale, we can also help identify likely buyers who are not yet customers.

•	Precise Targeting in a Captive Channel. With access to consumers’ aggregate purchase data at particular FIs, not just their spending with a single marketer, we enable marketers to identify, reach and influence likely buyers in the highly captive native bank advertising channel. By analyzing billions of purchases across tens of millions of consumers, we believe that we are able to predict future consumer intent based on prior purchase behavior. Cardlytics Direct enables marketers to deliver highly relevant offers to customers inside of trusted and private banking channels. With our purchase intelligence, marketers can reach the right consumer, at the right time, in this channel with a relevant message.

•	Accurate Measurement of Marketing’s Impact on Sales. We measure the impact of marketing efforts by analyzing actual purchase data—both online and in-store. This enables us to determine the actual return on advertising spend from marketing campaigns within and outside Cardlytics Direct and helps marketers optimize ongoing and future campaigns. Unlike other measurement solutions on which the marketing industry has historically relied, our measurement of return on advertising spend is not probabilistic or based on models, but based on actual purchases by consumers.

•	Compelling Return on Advertising Spend. Because we typically price our solutions based on actual purchases from the applicable marketer, rather than based on impressions served or clicks, we are able to ensure that marketers realize a return on their marketing spend with us.

Key benefits to FIs:

•	Cash Back Incentives to FI Customers. Cardlytics Direct allows customers of our FI partners to receive personalized offers and cash back rewards which we refer to as Consumer Incentives. Our FIs’ customers have earned more than $251 million in aggregate cash back incentives to date, and we believe that these savings drive increased customer engagement with our FI partners’ online and mobile banking applications and increased loyalty in the form of reduced account attrition rates.

•	New Economics to FIs. Because we share a portion of the revenue that we generate from marketers with FIs, we also provide FIs with an attractive incremental revenue opportunity. From inception through December 31, 2017, we have paid approximately $174 million in aggregate FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs.

•	Support for FI Marketing and Business Initiatives. We believe that we enable our FI partners to create competitively differentiated offerings that reinforce their broader strategic goals, including marketing their own products—such as mortgages, car loans, or 529 plans—directly to customers with the same precision targeting available to marketers.

Competitive Strengths

We make marketing more relevant and measurable through our purchase intelligence platform. We believe that the following strengths provide us with competitive advantages:

•	Deeply Embedded with FIs. Our founders were bankers who understood the power of historical purchase data and the needs of marketers. Our platform was architected with our FI partners in mind and is designed to ensure that no personally identifiable information, or PII, ever leaves the FI. We have partnered with over 2,000 FIs and no FI partner with which we contract directly has unilaterally terminated its use of our platform. We are generally the exclusive provider of native bank channel advertising to our FI partners as online and mobile banking portals are not conducive to supporting marketing content from different vendors. Further, native bank channel advertising requires deep technological integrations, which we believe increases the cost of switching vendors and therefore increases FI partner loyalty to us.

•	Our Proprietary Consumer Touchpoints. With all of our FI partners, we enable marketers to reach consumers in a captive, largely untapped, and digitally engaging environment, when they are thinking about their finances. We have access to consumers both on the web and mobile, and are increasingly reaching them through various other channels, including emails and real-time notifications.

•	Massive Reach Informed by Purchase Intelligence. Our platform aggregated and analyzed approximately $1.5 trillion in U.S. purchase data in 2017 across stores, retail categories, and geographies, both online and in-store, representing over 20.0 billion transactions across more than 100.0 million accounts in the U.S. While we also have access to credit card consumer purchase data, a substantial majority of the purchase data on our platform is in the form of debit, ACH and bill pay transactions. We provide marketers with the opportunity to leverage this aggregated and unique data set to precisely reach millions of consumers.

•	Significant Scale with Marketers and Compelling ROAS. We work with companies across a variety of industries, including national and regional restaurant and retail chains as well as large providers of cable, satellite television and wireless services. By serving these marketers at scale, we have developed deep insight into consumer behavior, which has allowed us to optimize how we reach and influence likely buyers.

•	Powerful, Self-Reinforcing Network Effects. We see significant network effects within Cardlytics Direct. By adding new marketers and increasing the potential incentives provided to our FIs’ customers, we are able to increase engagement within our FIs’ digital banking channels. This, in turn, attracts more FIs to our platform, adding to our scale, and making our platform more valuable to marketers.

•	Ability to Improve Marketing. Consumers spend 92% of their purchase dollars in physical stores and digital marketers have long sought efficient and effective ways to understand online-to-offline attribution. Likewise, although marketers may have access to data on the purchase behavior of their customers in their stores and on their websites, they lack visibility about these customers’ overall purchasing patterns and the purchasing behavior of other likely buyers. In addition to reaching consumers through our proprietary Cardlytics Direct channel, we use purchase intelligence to help marketers measure the impact of marketing campaigns outside of the Cardlytics Direct channel on in-store and online sales.

•	Proprietary Technology Architecture and Advanced Analytics Capabilities. We have designed our purchase intelligence platform to protect highly sensitive first-party data. Our proprietary, distributed architecture helps facilitate both the effective delivery of our solution and the protection of our FI customers’ PII. No PII is shared by the FIs with Cardlytics. Key aspects of our technology are hosted at the FI partners’ data center. Other aspects of our technology, including those responsible for facilitating the creation of advertising campaigns, evaluating results of campaigns and controlling and providing software updates, are hosted at our data centers, behind our firewalls. These technological components work together, leveraging proprietary algorithms, to process raw purchase data into normalized purchase history useful for marketing and analytics. Our platform also supports integration of data from our FI partners and from third-party sources to enrich the intelligence that we are able to provide. Further, we apply advanced analytics and use machine learning to continuously increase our intelligence capabilities and identify actionable behavior patterns for our marketers. Our advanced analytics capabilities are what transforms our unique purchase dataset into valuable purchase intelligence. We use sophisticated quantitative methods to quickly access our massive volumes of data and make sense of what has happened—and, importantly, what is likely to happen. Our analytics makes our data actionable, enabling us to develop insights that marketers and FIs rely on to make smarter business decisions and more meaningful customer connections.

•	World-Class Management Team with Unique Combination of Backgrounds and Experiences. Our team’s extensive experience across banking, technology and marketing is invaluable in our ability to forge relationships with financial and marketing partners, and understand the technical complexities inherent in building a platform that is transforming and disrupting the marketing industry.

Our Growth Strategies

The principal components of our strategy include the following:

•	Grow Our Cardlytics Direct Business with Marketers. While we already work with many large marketers, our purchase intelligence currently captures only a small portion of their overall marketing spend. We are continually adding new marketers to our platform, and consistently growing spend with previous cohorts of marketers. We intend to continue to expand our sales and marketing efforts to grow our Cardlytics Direct business with existing marketers and attract new brands, retailers and service providers.

•	Drive Growth through Existing FI Partners. We intend to drive revenue growth by continuing to increase customer adoption and improve the effectiveness of FIs’ digital channels. The revenue that we generate from the incentive programs of each of our FI partners varies. This variance is typically a result of how long the program has been active, the user interface for the program and the FI’s efforts to promote the program. We continually work with FIs to improve their customers’ user experience, increase customer awareness, and leverage additional customer outreach channels like email.

•	Expand our Network of FI Partners. We will continue to focus on growing our network of FI partners by integrating directly with large regional and national banks and by reselling our solution through financial processors and payment networks. Given our substantial investments to date in our purchase intelligence platform and infrastructure, we believe that we will be able to add FIs to our platform with modest incremental investment. Each new FI partner increases the size of our data asset, increasing the value of our platform to both marketers and FIs that are already part of our FI network.

•	Grow Our Platform Through Integrations with Partners. We believe that we can improve the value proposition for marketers through the use of purchase intelligence. We intend to continue to partner with other media platforms, marketing technology providers and agencies that can utilize our platform to serve a broad array of customers. To facilitate these partnerships, we intend to focus on continued technological integration of our platform with those of complementary market participants.

•	Continue to Innovate and Evolve Our Platform. As we continue to grow our data asset and enhance our platform, we are developing new solutions and increasingly sophisticated analytical capabilities. As we have in the past, we plan to continue to work in close collaboration with our FI partners to develop new purchase intelligence based analytic solutions for marketing and other industries that satisfy the demanding requirements of financial services.

Our Purchase Intelligence Platform

Data Asset

With purchase data from more than 2,000 financial institutions, we have a secure view into where and when consumers are spending their money. Our technology aggregates and analyzes purchase data without any PII leaving the FI. In 2017, our platform analyzed over 20.0 billion online and in-store transactions across more than 100.0 million accounts in the U.S., including one in five debit and credit card swipes in the U.S. We believe that access to this purchase data can only be obtained on an aggregated basis by partnering directly with FIs. This data allows us to serve relevant advertisements to our FIs’ customers through our Cardlytics Direct native bank advertising channel. We also leverage the power of purchase intelligence to provide marketers with valuable insights into the preferences of their actual or potential customers outside the context of a marketing campaign. For example, we have securely connected our platform to numerous other data sources and analytics platforms. Through these connections, we can help marketers measure the impact of their marketing investments outside of the Cardlytics Direct channel.

Importantly, the information that we collect does not enable us to identify any particular individual. Although we have access to large volumes of granular data from our FI partners and others, without PII, we do not use this information to decipher individual identity. Further, to the extent that we receive proprietary data from an individual marketer, we only use such information for the benefit of that marketer. We only provide aggregated, anonymized information to marketers.

Advanced Analytics Capabilities

The advanced analytics and machine learning we apply to our unique purchase dataset are what transforms it into valuable purchase intelligence. We use sophisticated quantitative methods to quickly access our massive volumes of data and make sense of what has happened—and, importantly, what is likely to happen. Our analytics makes our data actionable, enabling us to develop insights that marketers and FIs rely on to make smarter business decisions and more meaningful customer connections.

We analyze the impact marketing campaigns have on in-store and online sales. Since we are able to measure sales impact, marketers can use our purchase intelligence to optimize future campaigns and further inform their marketing across a variety of channels. Given our granular view into consumer spending across all categories, we can also help marketers identify share shift among key competitors, and learn more about where else their customers spend their money.

For FIs, we use our analytics to optimize the offers we display to FI customers within our Cardlytics Direct channel. By assigning relevancy scores to each offer based on what customers are most likely to buy, our platform then presents the most relevant offers earlier in customers’ online and mobile banking sessions. This increases the likelihood that customers activate, redeem, and earn more cash back on the things they care about most. At the same time, marketers gain more opportunities to get valuable content in front of the right audience.

In addition to using our analytics to drive our partners’ businesses, we use it to drive our own as well. We use advanced analytics to accurately predict the impact FI changes will have on our network. As we on-board new FI partners, make Cardlytics Direct UI improvements, or reach FI customers through new channels (e.g., email, real-time notifications), we are able to accurately predict how these changes will affect our network performance, and we can plan accordingly.

Distributed Architecture

A crucial aspect of our platform is our patented distributed architecture, which helps to facilitate both the effective delivery of our solutions and the protection of customer PII. Our Offer Placement System, or OPS, and Offer Management System, or OMS, form the core of our Cardlytics Direct solution and are the foundation for our other solutions.

The OPS is often hosted at the FI partner’s data center, behind the FI partner’s firewall, but we may also host the OPS on behalf of FI partners. The OPS tracks impressions, engagement, activation and redemptions and is responsible for targeting and presenting offers, which are developed and designed with the OMS, to the FI’s customers. Each of our FI partners has its own instance of the OPS, regardless of where hosted, which consists primarily of a web application and database that interact with the FI’s web servers to deliver marketing into the FI’s online banking portal. The OPS interfaces with FI systems to receive anonymized purchase data, assigns a unique consumer ID to each FI customer, which we call a Cardlytics ID, and aggregates this purchase data. The Cardlytics ID is then used to assign offers as well as to anonymously link a consumer’s media presences, including online and mobile, to the consumer’s purchase data.

The OMS is hosted in our data centers behind our firewall and is responsible for facilitating the creation of marketing campaigns, evaluating the results of campaigns, and controlling and providing regular software updates to the deployed OPS.

Our Technology Infrastructure

We rely on our highly sophisticated software and hardware infrastructure to deliver our solutions. We currently manage our infrastructure through outsourced data centers. We receive and integrate into our data, on average, hundreds of millions of purchase transactions per week from our FI partners. Our system cleans and transforms this data and matches it to a retail category, spend amount and type metrics, geography and merchant, as well as time horizon. Our systems are designed to handle hundreds of varied formats in which we receive data and transform them into a common standard for use in our solutions.

We have implemented a number of security controls. Our security controls have been audited and certified by third parties using standards which include SOC 1, SOC 2 and OWASP. Sensitive data is subject to encryption, anonymization, or de-identification depending on the use case and risk profile. We enhance network security through measures such as network segmentation, firewalls and network and host based intrusion detection at critical network aggregation and ingress/egress points.

Our Solutions

Segment Information

We have two reportable segments: Cardlytics Direct and Other Platform Solutions. Our Cardlytics Direct segment represents our proprietary native bank advertising channel. Our Other Platform Solutions segments represents solutions that enable marketers and marketing service providers to leverage the power of purchase intelligence outside the banking channel. Information about segment revenue is set forth in Note 15 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cardlytics Direct

Our first solution, Cardlytics Direct, is focused on unlocking the power of purchase intelligence in our own native advertising channel. We designed and created Cardlytics Direct by embedding our proprietary technology into our FI partners’ online and mobile banking platforms. Through Cardlytics Direct, marketers can deliver advertising content to FI customers in the form of an opportunity to earn rewards, which are funded with a portion of the fees we collect from marketers. Additionally, Cardlytics Direct benefits FI customers by enhancing their experiences by showing them relevant advertisements tailored to their specific needs based on their specific purchase history.

We analyze customers’ purchase history to help predict where they are most likely to shop next. This enables us to help marketers find high potential new customers that are active in their category, but not currently shopping with them, or to grow their business with existing customers. Our marketing is targeted and measured with each individual customer’s actual spending information. However, all targeting and reporting is aggregated across consumers in our FI network. Unlike other measurement solutions on which the marketing industry has historically relied, our measurements are not probabilistic or based on models, but are based on actual purchases.

The breadth of our FI partner network means that we are able to offer marketers the ability to optimize their marketing efforts to reach a large number of consumers through a single point of contact. Our Cardlytics Direct solution also offers our FI partners a scalable solution for driving customer loyalty and engagement with little effort on their part, as we handle everything from contracting with marketers, building, running and reporting performance of the marking campaigns to allocating incentives to our FIs’ customers.

We currently sell Cardlytics Direct in the U.S. and United Kingdom, or U.K.

We believe all types of marketing can be more effectively directed and measured with purchase intelligence. We designed our purchase intelligence platform to leverage the massive, growing and actionable foundational data asset that we amassed with Cardlytics Direct. We seek to connect our purchase data with other datasets to provide deeper visibility into the overall, online and in-store, purchasing patterns of their actual and potential customers. Our purchase intelligence platform enables marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel.

Other Platform Solutions

We have expanded our platform to use purchase intelligence to provide solutions outside the bank channel. These Other Platform Solutions include the measurement of campaigns and business insights. We currently have the right to use purchase intelligence from four FI partners, who collectively represented approximately $750 billion in 2016 annual consumer purchase transaction data or 14% of total U.S. consumer purchase transaction data in 2016, according to a 2017 study from The Nilson Report, outside the banking channel. We are continually working with our FI partners and marketers to expand the scope of our solutions to meet market demands.

Our FI Partners

We partner with FIs to offer incentive programs through their digital banking channels. We define an FI partner as either a separate contracting entity from which we generate revenue directly or from which we generate revenue through a third-party intermediary, such as a bank processor, digital banking provider or payment network operator. As of December 31, 2016 and 2017, we were a partner to 1,659 and 2,035 FIs, respectively, including Bank of America, PNC, BB&T, SunTrust, Lloyds, Santander, and several of the largest bank processors and digital banking providers, such as Digital Insight Corporation, a subsidiary of NCR Corporation, or Digital Insight; Fidelity Information Services, LLC, or FIS, and Fiserv Solutions, Inc., or Fiserv, to reach customers of small and mid-sized FIs. We are actively working with FIS and Fiserv to increase awareness of our solutions among small and mid-sized FIs in order to drive increased adoption. Additionally, in the first quarter of 2018, we launched a pilot implementation of Cardlytics Direct with Wells Fargo directed at Wells Fargo customers located in Miami, Florida; Charlotte, North Carolina and San Francisco, California.

During 2015, 2016 and 2017, our largest FI partner, Bank of America contributed approximately 50%, 47% and 51% of our total FI MAUs, respectively. Lloyds, our largest FI partner in the U.K., contributed approximately 9%, 10% and 9% of our total FI MAUs in 2015, 2016 and 2017, respectively. As of December 31, 2017, we had direct contractual relationships with 17 of our FI partners, while our other FI partners became part of our network through bank processors and digital banking providers, such as Digital Insight. Digital Insight contributed approximately 15%, 13% and 11% of our total FI MAUs in 2015, 2016 and 2017, respectively. Further, while FI partners that were part of our network through our relationships with Digital Insight contributed approximately 11% of our total FI MAUs for the year ended December 31, 2017, these indirect FI partners represented substantially all of our total FI partners as of December 31, 2017.

From inception to date, no FI partner with which we contract directly has unilaterally terminated its use of our solution. FIs that become part of our network through bank processors and digital banking providers may terminate their relationships with these bank processors and digital banking providers and thereby indirectly terminate their relationships with us. Any such terminations would not be captured in the calculation of our retention rate.

Our Agreements with Bank of America

Since November 2010, our relationship with Bank of America has been governed by a General Services Agreement, or GSA, pursuant to which we provide Bank of America with access to Cardlytics Direct and certain other related services, and a related Software License, Customization and Maintenance Agreement, which grants Bank of America the right to use the software underlying Cardlytics Direct. The GSA terminates on November 4, 2021 and may be extended by Bank of America for additional one year periods.

The services we provide to Bank of America under the GSA include forming relationships with participating marketers; obtaining and publishing marketer offers to customers after screening both the marketer and specific advertising content; and monitoring redemption rates with respect to Consumer Incentives offered in Cardlytics Direct campaigns. Although we are primarily responsible for securing marketers to advertise on Cardlytics Direct, Bank of America may likewise secure marketers and has the right to approve all marketer offers to be presented to Bank of America customers on Cardlytics Direct.

Under the GSA, we share the revenue that we generate from the sale of advertising within the Bank of America Cardlytics Direct channel with Bank of America, subject to certain exceptions. The amounts that we pay to Bank of America are reflected as FI Share. During 2015, 2016 and 2017, Bank of America accounted for 63%, 64% and 63% of our aggregate FI Share, respectively. The specific FI Share percentage that we pay is based on whether we or Bank of America have secured the relevant marketer account and other marketer- and transaction-specific factors, provided that we are entitled to retain a minimum percentage of the monthly revenue subject to the GSA. As one of the first major FIs to join our network, the FI Share rate payable to Bank of America is higher than the FI Share rate payable to FIs that joined our network more recently.

In connection with entering into certain supplements to the GSA and the related license agreement, in March 2011 we granted to an affiliate of Bank of America a 10-year warrant to purchase up to (i) 78,101 shares of our common stock at an exercise prices of $2.52 per share and (ii) 312,402 shares of our common stock at an exercise price of $6.52 per share.

Our Marketers

We enable marketers and their agencies to efficiently and effectively market to our FIs’ customers through Cardlytics Direct. We work with companies across a variety of industries, including national and regional restaurant and retail chains as well as large providers of cable, satellite television and wireless services. Our top five marketers represented 23% of revenue for each of the years 2015, 2016 and 2017. For the years 2015, 2016 and 2017, we did not have any marketer that individually represented 10% or more of our revenue.

Sales and Marketing

Our sales teams are focused on expanding our FI network as well as our marketer and agency customers. Our marketing team is centralized and focuses on increasing market awareness for Cardlytics through partnerships, public relations, industry events and publications. For 2015, 2016 and 2017, our total sales and marketing expenses were $32.8 million, $31.3 million and $31.9 million, respectively, representing approximately 42%, 28% and 24% of revenue, respectively.

Marketers

We have dedicated sales teams responsible for establishing relationships with marketers and their agencies. Our go-to-market efforts are organized by industry vertical, which include restaurants, retail, cable and satellite television providers and wireless carriers. Each vertical team is led by an experienced general manager and staffed with sales, sales support and service specialists who have deep domain knowledge and industry operating experience. We also have account managers that manage our customer relationships within each vertical.

Financial Institution Partners

Our go-to-market efforts for expanding our FI network are focused on nurturing our existing banking relationships and cultivating new relationships. From inception to date, no FI partner with which we contract directly has unilaterally terminated its use of our solution. Our FI partner sales team is focused on driving FIs to enhance their user interface for our white label program, otherwise drive increased consumer engagement and encourage adoption of our solution offerings.

Research and Development

Our culture is centered on innovation. We pioneered purchase intelligence and continue to focus on enhancing and broadening our platform’s capabilities. Our development efforts extend beyond our core technology as we look to help our FI partners enhance overall user experience both on the web and in mobile apps. As a result of our investment in research and development, we were able to expand our solutions offerings beyond Cardlytics Direct. For 2015, 2016 and 2017, our total research and development expenses were $11.6 million, $13.9 million and $12.2 million, respectively, representing approximately 15%, 12% and 9% of revenue, respectively.

Our Competition

The market for the utilization of purchase intelligence is nascent and we believe that there is no company that can provide purchase intelligence with the scale and the level of granularity that is equivalent to ours. With respect to Cardlytics Direct, we believe that we are the only company that enables marketing through FI channels at scale. As we expand our solutions, we expect to compete with a number of established companies, as well as numerous emerging market entrants. In the future, we may face competition from online retailers, credit card companies, digital publishers and mobile pay providers with access to a substantial amount of consumer purchase data. While we may successfully partner with a wide range of companies that are to some extent currently competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and services, we are likely to face additional competition.

We believe the principal competitive factors in our industry include the following:

•	ability to leverage purchase data to inform marketing;

•	depth and breadth of relationships with financial institution partners, marketers and their agencies;

•	demonstrating the need for purchase intelligence to inform marketing spend;

•	depth and breadth of, and access to, purchase data;

•	effectiveness in increasing return on advertising spend for marketers;

•	effectiveness in increasing marketing campaign performance for marketers and their agencies;

•	ability to maintain confidentiality and security of consumer data;

•	transparency into and measurement of marketing performance;

•	multi-channel capabilities;

•	pricing;

•	brand awareness and reputation;

•	ability to continue to innovate; and

•	ability to attract, retain and develop leading-edge analytical and technical talent.

We believe that we compete favorably with respect to these factors and that we are well positioned as a leading provider and innovator of purchase intelligence.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the U.S. and other jurisdictions.

As of December 31, 2017, we had three issued patents and 10 patent applications pending relating to our software. Our issued patents relate to a distributed system for inserting offers into online banking and expire on October 24, 2028. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.

We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

We are the registered holder of a variety of domestic and international domain names that include cardlytics.com and similar variations on that name.

In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, financial institution partners, marketers, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop solutions and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platform infringes their proprietary rights.

Patent and other intellectual property disputes are common in our industry and we have been involved in such disputes from time to time in the ordinary course of our business. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our FI partners, which we typically indemnify against such claims. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

Privacy and Security

We have architected privacy and security into our systems and practices. A critical part of our strategy involves not collecting, maintaining or using sensitive information, such as social security numbers, credit card numbers, financial account information or medical records. We currently do not receive any PII in connection with the delivery of any of our solutions. We only receive data in aggregate and target marketing against anonymized data. This approach to privacy is intended to protect consumers. Our privacy and security standards have also been designed and implemented to meet the requirements and safeguard the reputations of our FI partners and marketers, many of which are large, multinational corporations. These customers frequently audit our practices and engage in detailed assessments of our infrastructure.

Despite the fact that we do not receive any PII from FIs, privacy and security are among our highest priorities and we commit significant resources to protecting the data that we receive. We have implemented, assess on an ongoing basis, and, when necessary, upgrade our physical, procedural and technical controls. We also take steps to impose compliance with these controls on our service providers via contract.

A cornerstone of our practices is transparency in data use and consumer choice. Our privacy policy outlines the types of data we collect and how we use it. Additionally, we maintain an “opt-out” alternative on our website for any consumer to utilize if they wish to be excluded from our targeting. Additionally, our FI partners maintain ‘opt-out” alternatives for any consumer wishing to opt out of Cardlytics Direct.

Outside of the U.S., our privacy and data handling practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business, which may be more restrictive than the requirements that we are subject to in the U.S.

Financial Information About Geographic Areas

For information regarding our revenue by geographic area and long-lived assets by geographic area, please refer to Note 15 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For information regarding risks associated with our international operations, please refer to the section entitled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.

Seasonality

Our cash flows from operations vary from quarter to quarter, largely due to the seasonal nature of our marketers’ advertising spending. Many marketers tend to devote a significant portion of their marketing budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and to reduce spend in the first quarter of the calendar year.

Employees

As of December 31, 2017, we had 342 full-time employees, including 63 in delivery, 166 in sales and marketing, 64 in research and development and 49 in general and administrative. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Corporate Information

Cardlytics, Inc. was initially incorporated under the laws of the State of Delaware in June 2008. Our principal executive offices are located at 675 Ponce de Leon Avenue NE, Suite 6000, Atlanta, Georgia 30308. Our telephone number is (888) 798-5802. Our website address is www.cardlytics.com. We completed our initial public offering in February 2018 and our common stock is listed on the Nasdaq Global Market under the symbol “CDLX.”

“Cardlytics,” the Cardlytics logo and other trademarks or service marks of Cardlytics, Inc. appearing in this Annual Report on Form 10-K are the property of Cardlytics, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols.

Available Information

Our website address is www.cardlytics.com and our investor relations website is located at http://ir.cardlytics.com/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K as well as our other public filings with the Securities and Exchange Commission, or SEC. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects and cause the trading price of our common stock to decline.

Our Business and Industry

We may not be able to sustain our revenue growth rate in the future.

Our revenue increased by 45% from $77.6 million in 2015 to $112.8 million in 2016 and 16% from $112.8 million in 2016 to $130.4 million in 2017. We may not be able to sustain revenue growth consistent with our recent history or at all. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, we expect our revenue growth rates to slow in future periods due to a number of factors, which may include slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or banks and credit unions, which we refer to as financial institutions or FIs, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.

We are dependent upon our Cardlytics Direct solution.

We have historically derived substantially all of our revenue from our Cardlytics Direct solution, our proprietary native bank advertising channel, and expect to continue to derive substantially all of our future revenue from sales of Cardlytics Direct for the foreseeable future. Approximately 83%, 87% and 94% of our revenue in 2015, 2016 and 2017, respectively, was derived from sales of Cardlytics Direct. Revenue from our Other Platform Solutions, where we use purchase intelligence outside of the native bank advertising channel, was approximately $13.2 million, $15.0 million and $8.0 million in 2015, 2016 and 2017, respectively. Substantially all of our total Other Platform Solutions revenue in each of these periods was derived from sales of our Other Platform Solutions delivered as a managed service until it was discontinued on July 31, 2017. Given that we are now focusing our efforts on more nascent Other Platform Solutions, we do not expect to generate substantial revenue from Other Platform Solutions for the foreseeable future. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct. Our operating results could also suffer due to:

•	lack of continued participation by FI partners in our FI network or our failure to attract new FI partners;

•	failure by our FI partners to increase engagement with our solutions within their customer bases, improve their customers’ user experience, increase customer awareness, leverage additional customer outreach channels like email or otherwise promote our incentive programs on their websites and mobile applications, including by making the programs difficult to access or otherwise diminishing their prominence;

•	our failure to offer compelling incentives to our FIs’ customers;

•	any decline in demand for our Cardlytics Direct solution by marketers or their agencies;

•	the introduction by competitors of products and technologies that serve as a replacement or substitute for, or represent an improvement over, Cardlytics Direct;

•	FIs developing their own technology to support purchase intelligence marketing or other incentive programs;

•	technological innovations or new standards that our Cardlytics Direct solution does not address; and

•	sensitivity to current or future prices offered by us or competing solutions.

In addition, we are required to pay consumers incentives with respect to a majority of our Cardlytics Direct marketing campaigns regardless of whether the amount of such Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer. Further, we are often required to pay such Consumers Incentives before we receive payment from the applicable marketer. Accordingly, to the extent that the amount of Consumer Incentives that we are required to pay materially exceeds the billings that we receive or we encounter any significant failure to ultimately collect payment, our business, financial condition and operating results could be adversely affected.

If we are unable to grow our revenue from sales of our other solutions or if we fail to increase sales of our Cardlytics Direct solution, our business and operating results would be harmed.

We are substantially dependent on Bank of America, National Association, or Bank of America, and a limited number of other FI partners.

Our business is substantially dependent on Bank of America and a limited number of other FI partners. We require participation from our FI partners in Cardlytics Direct and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of FI MAUs of any FI partner is indicative of our level of dependence on such FI partner. During 2015, 2016 and 2017, our largest FI partner, Bank of America, contributed approximately 50%, 47% and 51% of our total FI MAUs, respectively. Lloyds TSB Bank plc, or Lloyds, our largest FI partner in the U.K., contributed approximately 9%, 10% and 9% of our total FI MAUs in 2015, 2016 and 2017, respectively. Digital Insight Corporation, a subsidiary of NCR Corporation, or Digital Insight, contributed approximately 15%, 13% and 11% of our total FI MAUs in 2015, 2016 and 2017, respectively. We anticipate that Bank of America, Lloyds and Digital Insight will contribute a significant portion of our total FI MAUs for the foreseeable future.

In addition, we pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs. During 2015, 2016 and 2017, Bank of America accounted for 63%, 64% and 63% of the total FI Share we paid to all FIs, respectively. Lloyds accounted for 11%, 10% and 12% of the total FI Share we paid to all FIs in 2015, 2016 and 2017, respectively, and Digital Insight accounted for approximately 10%, 9% and 7% of the total FI Share we paid to all FIs in 2015, 2016 and 2017, respectively. We anticipate that Bank of America, Lloyds and Digital Insight will continue to receive a significant portion of our FI Share for the foreseeable future and the loss of Bank of America, Lloyds, Digital Insight or any other significant FI partner would significantly harm our business, results of operations and financial conditions.

Our agreements with a substantial majority of our FI partners, including Bank of America, Lloyds and Digital Insight have three to five year terms but are terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers. In addition, even if our FI partners continued to work with us relating to Cardlytics Direct, our FI partners generally have the ability to cease providing us purchase data or limit the way in which we may potentially use their data outside of the Cardlytics Direct channel at any time since our contracts with our partners do not include any binding commitments to continue to provide purchase data to us for use outside their respective native bank advertising channel. Our FI partners may elect to withhold from us or limit the use of their purchase data for many reasons, including:

•	a change in the business strategy;

•	if there is a competitive reason to do so;

•	if new technical requirements arise;

•	consumer concern over use of purchase data;

•	if they choose to develop and use in-house solutions or use a competitive solution in lieu of our solutions; and

•	if legislation is passed restricting the dissemination, or our use, of the data that is currently provided to us or if judicial interpretations result in similar limitations.

To the extent that we breach or are alleged to have breached the terms of our agreement with any FI partner, or a disagreement arises with an FI partner regarding the interpretation of our contractual arrangements, which has occurred in the past with respect to Bank of America (although Bank of America granted us a waiver) and may occur again in the future, such FI partner may be more likely to cease providing us data or to terminate its agreement with us. The loss of Bank of America, Lloyds, Digital Insight or any other significant FI partner would significantly harm our business, results of operations and financial conditions.

We do not have direct contractual relationships with a substantial majority of our FI partners.

As of December 31, 2017, we had a network of 2,035 FI partners, but only had direct contractual relationships with 17 of these FI partners. Our other FI partners became part of our network through bank processors and digital banking providers, such as Digital Insight and FIS. While FI partners that were part of our network through our relationships with Digital Insight and FIS contributed approximately 12% of our total number of FI MAUs for the year ended December 31, 2017, these indirect FI partners represented substantially all of our total FI partners as of December 31, 2017. These indirect FI partners may terminate their relationships with these bank processors or digital banking providers, thereby indirectly terminating their relationships with us, independent of the actual or perceived value of our solutions to them.

Wells Fargo is testing a pilot of Cardlytics Direct in certain cities and may not elect to fully implement Cardlytics Direct on a national basis or at all.

In the first quarter of 2018, we launched a pilot of Cardlytics Direct with Wells Fargo & Company, or Wells Fargo, directed at Wells Fargo customers located only in Miami, Florida, Charlotte, North Carolina and San Francisco, California. The pilot is a test of an implementation that is limited to emailing offers to Wells Fargo customers in these cities and making those offers available in the Wells Fargo Wallet application. Since this is only a test, Wells Fargo may not elect to implement Cardlytics Direct throughout the entire U.S. If Wells Fargo does not elect to launch Cardlytics Direct on a national basis, our business, financial condition and operating results could be harmed. Further, if Wells Fargo decides on a full roll-out of Cardlytics Direct, the timing cannot be predicted.

We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.

As of December 31, 2017, our total indebtedness was approximately $57.0 million. In July 2016, we entered into a credit agreement, or the Term Loan, with National Electrical Benefit Fund as lender and Columbia Partners, L.L.C as investment manager. In September 2016, we entered into a loan and security agreement, or the Line of Credit, with Ally Bank and Pacific Western Bank. As of December 31, 2017 there was approximately $32.9 million and $25.1 million outstanding under the Term Loan and the Line of Credit, respectively.

Our Term Loan and our Line of Credit, or collectively, the Credit Facilities, are secured by substantially all of our assets. Our Credit Facilities require us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;

•	complete mergers or acquisitions;

•	incur or guarantee indebtedness;

•	sell or encumber certain assets;

•	pay dividends or make other distributions to holders of our capital stock, including by way of certain stock buybacks;

•	make specified investments;

•	engage in different lines of business;

•	change certain key management personnel; and

•	engage in certain transactions with our affiliates.

We are also required under the Credit Facilities to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we may not meet those ratios and tests. These covenants may make it difficult to operate our business. A failure by us to comply with the covenants or financial ratios contained in our Credit Facilities could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, including the occurrence of a material adverse change, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our Credit Facilities. If the indebtedness under our Credit Facilities were to be accelerated, our future financial condition could be materially adversely affected.

We may incur additional indebtedness in the future. The instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against any collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation.

If we fail to generate sufficient revenue to offset our contractual commitments to FIs, our business, results of operations and financial conditions could be harmed.

We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following completion of certain milestones. In 2017, we paid certain of our FI partners an aggregate of approximately $2.6 million related to 2016 FI Share commitments in excess of the amount of FI Share otherwise payable to such FI partners in the absence of such commitments, and it is possible that we may be required to fund similar shortfalls in future periods. In certain cases, we are also responsible for funding certain development costs for user interface enhancements and implementation costs on behalf of FIs. We paid $11.2 million in 2017 relating to such development and implementation cost commitments and have additional commitments of $9.3 million in 2018. These agreements allow for a total of $5.4 million and $4.6 million to be reimbursed to us through future reductions to FI Share over the course of 2018 and 2019, respectively. To the extent that we are unable to generate revenue from marketers sufficient to offset these FI Share commitments and other obligations, our business, results of operations and financial conditions could be harmed.

If we fail to attract new FI partners or maintain our relationships with bank processors and digital banking providers, we may not be able to sufficiently grow our revenue, which could significantly harm our business, results of operations and financial condition.

Our ability to grow our revenue depends on our ability to attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 15 largest FIs in the U.S., four of which are currently part of our FI network, while the balance of card spending is spread across thousands of smaller FIs. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to establish relationships with the large FIs that are not currently part of our network and to maintain our relationships with the large FIs that are currently part of our network. In addition, we must continue to maintain our relationships with our existing bank processor and digital banking provider partners and attract new such partners because these partners aggregate smaller FIs into our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large FIs, bank processors and digital banking providers. If we are unable to attract new FI partners, maintain our relationships with our existing bank processor and digital banking provider partners or attract new bank processor and digital provider partners, our business, results of operations and financial condition would be significantly harmed and we may fail to capture a material portion of the native bank advertising market opportunity.

Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.

Our operating results have historically fluctuated and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Given our relatively short operating history and the rapidly evolving purchase intelligence industry, our historical operating results may not be useful in predicting our future operating results.

Factors that may impact our quarterly operating results include the factors set forth in this “Risk Factors” section, as well as the following:

•	our ability to attract and retain marketers, FI partners, bank processors and digital banking providers;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business, particularly with respect to our efforts to attract new FI partners to our network;

•	the revenue mix between Cardlytics Direct and Other Platform Solutions, as well as between revenue generated from our operations in the U.S. and U.K.;

•	changes in the economic prospects of marketers, the industries or verticals that we primarily serve, or the economy generally, which could alter marketers’ spending priorities or budgets;

•	the termination or alteration of relationships with our FI partners in a manner that impacts ongoing or future marketing campaigns;

•	the amount and timing of expenses required to grow our business, including the timing of our payments of FI Share and FI Share commitments as compared to the timing of our receipt of payments from our marketers;

•	changes in demand for our solutions or similar solutions;

•	seasonal trends in the marketing industry, including concentration of marketer spend in the fourth quarter of the calendar year and declines in marketer spend in the first quarter of the calendar year;

•	competitive market position, including changes in the pricing policies of our competitors;

•	exposure related to our international operations and foreign currency exchange rates;

•	expenses associated with items such as litigation, regulatory changes, cyber-attacks or security breaches;

•	the introduction of new technologies, products or solution offerings by competitors; and

•	costs related to acquisitions of other businesses or technologies.

Each factor above or discussed elsewhere in this Annual Report on Form 10-K or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.

We have a short operating history, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a relatively short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including with respect to our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to manage our business, are incorrect or change in response to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and our stock price could decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our network of FI partners, bank processors and digital banking providers;

•	build and maintain long-term relationships with marketers and their agencies;

•	develop and offer competitive solutions that meet the evolving needs of marketers;

•	expand our relationships with FI partners to enable us to use their purchase data for new solutions;

•	improve the performance and capabilities of our solutions;

•	successfully expand our business;

•	successfully compete with other companies that are currently in, or may in the future enter, the markets for our solutions;

•	increase market awareness of our solutions and enhance our brand;

•	continue to develop, and increase market adoption of, our Other Platform Solutions;

•	manage increased operating expenses as we continue to invest in our infrastructure to scale our business and operate as a public company; and

•	attract, hire, train, integrate and retain qualified and motivated employees.

Any failure of our FI partners to effectively deliver and promote the online incentive programs that comprise our Cardlytics Direct solution could materially and adversely affect our business.

We have spent the last several years and significant resources building out technology integrations with our FI partners to facilitate the delivery of incentive programs to our FIs’ customers and measuring those customers subsequent in-store or online spending. We are also reliant on our network of FI partners to promote their online incentive programs, increase customer awareness and leverage additional customer outreach channels like email, all of which can increase customer engagement, as well as expand our network of FI partners. We believe that key factors in the success and effectiveness of an incentive program are the following: the level of accessibility and prominence of the program on the FI partners’ website and mobile applications, as well as the user interface through which a customer is presented with marketing content. In certain cases, we have little control over the prominence of the incentive program and design of the user interface that our FI partners choose to use. To the extent that our FI partners deemphasize incentive programs, make incentive programs difficult to locate on their website and/or mobile applications and/or fail to provide a user interface that is appealing to FI customers, FI customers may be less likely to purchase the products or solutions that are featured in incentive programs, which could negatively impact the amount of fees that we are able to charge our marketer customers in connection with marketing campaigns, and, therefore, our revenue. In addition, a failure by FIs to properly deliver or sufficiently promote marketing campaigns would reduce the efficacy of our solutions and impair our ability to attract and retain marketers and their agencies. As a result, the revenue we generate from our Cardlytics Direct solution may be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.

We derive a material portion of our revenue from a limited number of marketers, and the loss of one or more of these marketers could adversely impact our business, results of operations and financial conditions.

Our marketer base is concentrated with our top five marketers representing 23% of revenue for each of the years 2015, 2016 and 2017. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.

Further, our top five marketers represented 27%, 21% and 24% of accounts receivable as of December 31, 2015, 2016 and 2017, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could adversely affect our business, results of operations and financial conditions.

Our future success may depend, in part, on our ability to expand demand for our Other Platform Solutions, which are dependent upon our FI partners allowing us to utilize their purchase data for such solutions.

We recently introduced our Other Platform Solutions that leverage our purchase intelligence platform. Revenue from our Other Platform Solutions was approximately $13.2 million, $15.0 million and $8.0 million in 2015, 2016 and 2017, respectively. Substantially all of our total Other Platform Solutions revenue in each of these periods was derived from sales of our Other Platform Solutions delivered as a managed service until our managed services program was discontinued on July 31, 2017. Given that we are now focusing our efforts on more nascent Other Platform Solutions, we do not expect to generate substantial revenue from Other Platform Solutions for the foreseeable future. In addition, it is uncertain whether our Other Platform Solutions will gain market acceptance in the near term or at all and, accordingly, whether we will ultimately realize any return on our investment. Any factor adversely affecting sales of our Other Platform Solutions, including market acceptance, competition, performance and reliability, reputation and economic and market conditions, could harm our business, results of operations and financial conditions.

Further, each of our Other Platform Solutions is dependent upon our FI partners allowing us to utilize their purchase data for these solutions. We currently have the right to sell analytics using purchase data from only four of our FI partners outside the banking channel, which four FIs do not include Bank of America. In addition, we have the right to use aggregated Bank of America purchase data combined with aggregated data from other FIs to create summary analytics. If we lose access to any such data for any such uses from these FI partners or do not gain similar access to purchase data from additional FI partners, our ability to sell our Other Platform Solutions would be adversely affected.

We have invested substantial resources in the development and marketing of these solutions. Further, our experience in providing analytics solutions is limited, and if we are unable to effectively gather, process, analyze and disseminate relevant information, sales of our Other Platform Solutions may suffer. Any failure to grow sales of our Other Platform Solutions could harm our business, financial condition and operating results.

Our business could be adversely affected if marketers or their agencies are not satisfied with our solutions or our systems and infrastructure fail to meet their needs.

We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. With respect to Cardlytics Direct, we rely on our Offer Management System, or OMS, to facilitate the creation of marketing campaigns and evaluate the results of campaigns, and our Offer Placement System, or OPS, to track impressions, engagement, activation and redemptions and to target consumers and present offers. Any failure of, or delays in the performance of, our systems, including without limitation our OMS or OPS, could cause service interruptions or impaired system performance. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to a higher amount of Consumer Incentives than our marketers approved, which would negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.

If the use of our solutions increases, or if marketers or FI partners demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure at a more rapid pace than we have in the past. This would involve purchasing or leasing data center capacity and equipment, upgrading our technology and infrastructure and introducing new or enhanced solutions. It may take a significant amount of time to plan, develop and test changes to our infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure. Any failure of our solutions to operate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in marketer or FI partner dissatisfaction and harm to our business. Also, any expansion of our infrastructure would likely require that we appropriately scale our internal business systems and services organization, including without limitation implementation and support services, to serve our growing marketer base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our solutions may become ineffective, we may lose marketers and/or FI partners, and our business, financial condition and operating results may be negatively impacted.

We generally do not have long-term commitments from marketers, and if we are unable to retain and increase sales of our solutions to marketers and their agencies or attract new marketers and their agencies, our business, financial condition and operating results would be adversely affected.

Most marketers do business with us by placing insertion orders for particular marketing campaigns, either directly or through marketing agencies that act on their behalf. We generally do not have any commitment from a marketer beyond the campaign governed by a particular insertion order, and we frequently must compete to win further business from a marketer. Our insertion orders may also be cancelled by marketers or their marketing agencies prior to the completion of the campaign; provided that marketers or their agencies are required to pay us for services performed prior to cancellation. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing marketers, while continually expanding the number of marketers for which we provide services. To maintain and increase our revenue, we must encourage existing marketers and their agencies to increase their use of our solutions and add new marketers. Many marketers and marketing agencies, however, have only just begun using our solutions for a limited number of marketing campaigns, and our future revenue growth will depend heavily on these marketers and marketing agencies expanding their use of our solutions across campaigns and otherwise increasing their spending with us. Even if we are successful in convincing marketers and their agencies to use our solutions, it may take several months or years for them to meaningfully increase the amount that they spend with us. Further, larger marketers with multiple brands typically have individual marketing budgets and marketing decision makers for each of their brands, and we may not be able to leverage our success in securing a portion of the marketing budget of one or more of a marketer’s brands into additional business with other brands. Moreover, marketers may place internal limits on the allocation of their marketing budgets to digital marketing, to particular campaigns, to a particular provider or for other reasons. In addition, we are reliant on our FI network to have sufficient marketing inventory within Cardlytics Direct to place the full volume of advertisements contracted for by our marketers and their agencies. Any failure to meet these demands may hamper the growth of our business and the attractiveness of our solutions.

Our ability to retain and increase sales of our solutions and attract new marketers and their agencies may be adversely affected by competitive offerings or marketing methods that are lower priced or perceived as more effective than our solutions. Larger marketers may themselves have a substantial amount of purchase data and they may also seek to augment their own purchase data with additional purchase, impression and/or demographic data acquired from third-party data providers, which may allow them to develop, individually or with partners, internal targeting and measurement capabilities.

Because we do not have long-term agreements with our marketers or their agencies, we may not be able to accurately predict future revenue streams, and we cannot guarantee that our current marketers will continue to use our solutions, or that we will be able to replace departing marketers with new marketers that provide us with comparable revenue. If we are unable to retain and increase sales of our solutions to existing marketers and their agencies or attract new marketers and their agencies for any of the reasons above or for other reasons, our business, financial condition and operating results would be adversely affected.

We have a history of losses and may not achieve profitability in the future.

We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $40.6 million, $75.7 million and $19.6 million in 2015, 2016 and 2017, respectively. As of December 31, 2017, we had an accumulated deficit of $268.4 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and our preparation to become, and operate as, a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.

Bringing new FI partners into our network can require considerable time and expense and can be long and unpredictable.

Our FI partners and FI partner prospects engage in highly regulated businesses, are often slow to adopt technological innovation and have rigorous standards with respect to providing third parties, like us, with access to their data. Our operating results depend in part on expanding our FI partner network to maintain and enhance the scale of our solutions. The length of time that it takes to add an FI partner to our network, from initial evaluation to integration into our network, varies substantially from FI to FI and may take several years. Our sales and integration cycle with respect to our FI partners is long and unpredictable, requires considerable time and expense and may not ultimately be successful. It is difficult to predict exactly when, or even if, a new FI partner will join our network and we may not generate revenue from a new FI partner in the same period as we incurred the costs associated with acquiring such FI partner, or at all. Once an FI partner has agreed to work with us, it may take a lengthy period of time for the implementation of our solutions to be prioritized and integrated into the FI partner’s infrastructure. Because a substantial portion of our expenses are relatively fixed in the short term, our operating results will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our stock to decline. Ultimately, if additions to our FI network are not realized in the time period expected or not realized at all, or if an FI partner terminates its agreement with us, our business, financial condition and operating results could be adversely affected.

We operate in an emerging industry and future demand and market acceptance for our solutions is uncertain.

We believe that our future success will depend in large part on the growth, if any, in the market for purchase intelligence. Utilization of consumer purchase data to inform marketing is an emerging industry and future demand and market acceptance for this type of marketing is uncertain. If the market for purchase intelligence does not continue to develop or develops more slowly than we expect, our business, financial condition and operating results could be harmed.

The market in which we participate is competitive and we may not be able to compete successfully with our current or future competitors.

The market for purchase intelligence is nascent and we believe that there is no one company with which we compete directly across our range of solutions. With respect to Cardlytics Direct, we believe that we are the only company that enables marketing through FI channels at scale. With respect to our Other Platform Solutions, we compete with a number of established companies, as well as numerous emerging market entrants. In the future, we may face competition from online retailers, credit card companies, established enterprise software companies, advertising and marketing agencies, digital publishers and mobile pay providers with access to a substantial amount of consumer purchase data. While we may successfully partner with a wide range of companies that are to some extent currently competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and solutions, we are likely to face additional competition.

Some of our actual and potential competitors may have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and recognition, larger intellectual property portfolios and broader global distribution and presence. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on purchase intelligence marketing and could directly compete with us. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Larger competitors are also often in a better position to withstand any significant reduction in capital spending, and will therefore not be as susceptible to economic downturns. In addition, current or potential competitors may be acquired by third parties with greater available resources. As a result of such relationships and acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or future competitors.

If we fail to identify and respond effectively to rapidly changing technology and industry needs, our solutions may become less competitive or obsolete.

Our future success depends on our ability to adapt and innovate. To attract, retain and increase new marketers and FI partners, we will need to expand and enhance our solutions to meet changing needs, add functionality and address technological advancements. If we are unable to adapt our solutions to evolving trends in the marketing industry, if we are unable to properly identify and prioritize appropriate solution development projects or if we fail to develop and effectively market new solutions, such as our nascent Other Platform Solutions, or enhance existing solutions to address the needs of existing and new marketers and FI partners, we may not be able to achieve or maintain adequate market acceptance and penetration of our solutions, and our solutions may become less competitive or obsolete.

In addition, new, more effective or less costly technologies may emerge that use data sources that we do not have access to, that use entirely different analytical methodologies than we do or that use other indicators of purchases by consumers. If existing and new marketers and their agencies perceive greater value in alternative technologies or data sources, our ability to compete for marketers and their agencies could be materially and adversely affected.

Our future success will depend, in part, on our ability to expand into new industry verticals.

We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new verticals such as hospitality and travel, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industry verticals. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industry verticals. Our success in expanding sales of our solutions to marketers in new industry verticals will depend on a variety of factors, including our ability to:

•	tailor our solutions so that they that are attractive to businesses in such industries;

•	hire personnel with relevant industry-vertical experience to lead sales and services teams; and

•	develop sufficient expertise in such industries so that we can provide effective and meaningful marketing programs and analytics.

If we are unable to successfully market our solutions to appeal to marketers and their agencies in new industries, we may not be able to achieve our growth or business objectives.

A breach of the security of our systems could result in a third party’s entry into our FI partners’ systems, which would be detrimental to our business, financial condition and operating results.

We leverage our FI partners’ purchase data and infrastructures to deliver our solutions. We do not currently receive any personally identifiable information, or PII, from our FI partners, although we may obtain PII in the future as our business evolves. However, because of the interconnected nature of our infrastructure with that of our FI partners, there is a risk that third parties may attempt to gain access to our FI partners’ systems through our systems for the purpose of stealing data or disrupting our or their respective operations. In turn, we may be a more visible target for cyber-attacks and/or physical breaches of our databases or data centers, and we may in the future suffer from such attacks or breaches.

Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. In the event that our protection efforts are unsuccessful and our systems are compromised such that a third party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. A security breach could result in operation disruptions that impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, a breach of the security of our systems or data could materially harm our business, financial condition and operating results.

A number of factors could impair our ability to collect the significant amounts of data that we use to deliver our solutions.

Our ability to collect and use data may be restricted or prevented by a number of other factors, including:

•	the failure of our network or software systems, or the network or software systems of our FI partners;

•	decisions by our FI partners to restrict our ability to collect data from them (which decision they may make at their discretion) or to refuse to implement the mechanisms that we request to ensure compliance with our legal obligations or technical requirements;

•	decisions by our FI partners to limit our ability to use their purchase data outside of the applicable banking channel;

•	decisions by our FIs’ customers to opt out of the incentive program or to use technology, such as browser settings, that reduces our ability to deliver relevant advertisements;

•	interruptions, failures or defects in our or our FI partners’ data collection, mining, analysis and storage systems;

•	changes in regulations impacting the collection and use of data, including the use of cookies;

•	changes in browser or device functionality and settings, and other new technologies, which impact our FI partners’ ability to collect and/or share data about their customers; and

•	changes in international laws, rules, regulations and industry standards or increased enforcement of international laws, rules, regulations, and industry standards.

Any of the above-described limitations on our ability to successfully collect, utilize and leverage data could also materially impair the optimal performance of our solutions and severely limit our ability to target consumer, which would harm our business, financial condition and operating results.

The efficacy of some of our solutions depends upon third-party data providers.

We rely on several third parties to assist us in matching our anonymized identifiers, which we call Cardlytics IDs, with third-party identifiers to recognize the digital presence of our FIs’ customers outside the FI channel. This matching process enables us to use purchase intelligence to measure in-store and online campaign sales impact or provide marketers with valuable visibility into the behaviors of current or prospective customers both within and outside the context of their marketing efforts. If any of these key data providers were to withdraw or withhold their identifiers from us, our ability to provide our Other Platform Solutions could be adversely affected. Replacements for these third-party identifiers may not be available in a timely manner or under economically beneficial terms, or at all.

Defects, errors or delays in our solutions could harm our reputation, which would harm our operating results.

The technology underlying our solutions may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data that we leverage and process. In addition, with regard to our Cardlytics Direct solution, if we are unable to attribute incentives to our FIs’ customers in a timely manner, our FI partners may limit or discontinue their use of our solutions. Any such error, failure, malfunction, disruption or delay could result in damage to our reputation and could harm our business, financial condition and operating results.

Significant system disruptions or loss of data center capacity could adversely affect our business, financial condition and operating results.

Our business is heavily dependent upon highly complex data processing capabilities. We contract with our primary third-party data center, located in Atlanta, Georgia, and our redundancy data center, located in Suwanee, Georgia, pursuant to agreements that expire on December 31, 2020, subject to earlier termination upon material breach and a failure to cure. If for any reason our arrangements with our third-party data centers are terminated, or if we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer that portion of our operations to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Further, protection of our third-party data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is important to our continued success. Any damage to, or failure of, the systems of the data centers that we utilize, or of our own equipment located within such data centers, could result in interruptions to the availability or functionality of our solutions. In addition, the failure of the data centers that we utilize to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. Any damage to the data centers that we utilize, or to our own equipment located within such data centers, that causes loss of capacity or otherwise causes interruptions in our operations could materially adversely affect our ability to quickly and effectively respond to our marketers’ or FI partners’ requirements, which could result in loss of their confidence, adversely impact our ability to attract new marketers and/or FI partners and force us to expend significant resources. The occurrence of any such events could adversely affect our business, financial condition and operating results.

Seasonal fluctuations in marketing activity could adversely affect our cash flows.

We expect our revenue, operating results, cash flows from operations and other key operating and performance metrics to vary from quarter to quarter in part due to the seasonal nature of our marketers’ spending on digital marketing campaigns. For example, many marketers tend to devote a significant portion of their budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and to reduce spend in the first quarter of the calendar year. Seasonality could have a material impact on our revenue, operating results, cash flow from operations and other key operating and performance metrics from period to period.

Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.

In the years 2015, 2016 and 2017, we derived 11%, 11% and 13%, respectively, of our revenue outside the U.S. We may continue to expand our international operations as part of our growth strategy. While we have an office in the U.K., substantially all of our operations are located in the U.S. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.

Our international operations subject us to a variety of risks and challenges, including:

•	localization of our solutions, including adaptation for local practices;

•	increased management, travel, infrastructure and legal compliance costs associated with having international operations;

•	fluctuations in currency exchange rates and related effect on our operating results;

•	longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	general economic conditions in each country or region;

•	economic uncertainty around the world;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;

•	difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•	cultural differences inhibiting foreign employees from adopting our corporate culture;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and

•	compliance with the laws of foreign taxing jurisdictions and overlapping of different tax regimes.

Any of these risks could adversely affect our international operations, reduce our international revenues or increase our operating costs, adversely affecting our business, financial condition and operating results.

If we do not manage our growth effectively, the quality of our solutions may suffer, and our business, financial condition and operating results may be negatively affected.

The recent, rapid growth in our business has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources, as well as our infrastructure. We rely heavily on information technology, or IT, systems to manage critical functions such as data storage, data processing, matching and retrieval, revenue recognition, budgeting, forecasting and financial reporting. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls. In particular, we may need to significantly expand our IT infrastructure as the amount of data we store and transmit increases over time, which will require that we both utilize existing IT products and adopt new technologies. If we are not able to scale our IT infrastructure in a cost-effective and secure manner, our ability to offer competitive solutions will be harmed and our business, financial condition and operating results may suffer.

We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently. Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train our new employees quickly and effectively or if we fail to appropriately coordinate across our executive, research and development, technology, service development, analytics, finance, human resources, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solutions. If we do not adapt to meet these evolving challenges, or if the current and future members of our management team do not effectively manage our growth, the quality of our solutions may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our business, financial condition and operating results.

Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We are undergoing rapid growth. As of December 31, 2017, we had 342 employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

We are dependent on the continued services and performance of our senior management and other key personnel, the loss of any of whom could adversely affect our business.

Our future success depends in large part on the continued contributions of our senior management and other key personnel, including our two founders, Scott Grimes, our Chief Executive Officer, and Lynne Laube, our Chief Operating Officer. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our solutions and our strategic direction. We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.

If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.

Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel, including top technical talent from the industry and top research institutions. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have little experience with recruiting in geographies outside of the U.S., and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business will be adversely affected.

If we do not effectively grow and train our sales team, we may be unable to add new marketers or increase sales to our existing marketers and our business will be adversely affected.

We continue to be substantially dependent on our sales team to obtain new marketers and to drive sales with respect to our existing marketers. We believe that the characteristics and skills of the best salespeople for our solutions are still being defined, as our market is relatively new. Further, we believe that there is, and will continue to be, significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow rapidly, a large percentage of our sales team will be new to our company and our solutions. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new marketers or increasing sales to our existing marketers, our business will be adversely affected.

The market data and forecasts included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at similar rates, or at all.

The market data and forecasts included in this Annual Report on Form 10-K, including the data and forecasts published by The Nilson Report, among others, and our internal estimates and research are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. The reports described in this Annual Report on Form 10-K speak as of their respective publication dates and the opinions expressed in such reports are subject to change. Accordingly, potential investors in our common stock are urged not to put undue reliance on such forecasts and market data.

If currency exchange rates fluctuate substantially in the future, the results of our operations could be adversely affected.

Due to our international operations, we may be exposed to the effects of fluctuations in currency exchange rates. We generate revenue and incur expenses for employee compensation and other operating expenses at our U.K. office in the local currency. Fluctuations in the exchange rates between the U.S. dollar and the British pound could result in the dollar equivalent of such revenue and expenses being lower, which could have a negative net impact on our reported operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

Our business may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, local or other authorities to collect additional or past sales tax could adversely harm our business.

We are subject to federal, state and local taxes in the U.S. and similar taxes in foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe that our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

We do not collect sales or other similar taxes in certain states and many of the states do not apply sales or similar taxes to certain of our solutions. State, local and foreign taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our solutions in various jurisdictions is unclear. We review these rules and regulations periodically and, when we believe we are subject to sales and use taxes in a particular state, we may voluntarily engage state tax authorities to determine how to comply with their rules and regulations. A successful assertion by one or more states, including states for which we have not accrued tax liability, requiring us to collect sales or other taxes with respect to sales of our solutions could result in substantial tax liabilities for past transactions, including interest and penalties, discourage customers from purchasing our solutions or otherwise harm our business, financial condition and operating results.

Determining our income tax rate is complex and subject to uncertainty.

The computation of provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under generally accepted accounting principles in the U.S., or GAAP. Provision for income tax for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our actual income taxes may be materially different than our provision for income tax.

Our use of our net operating loss carryforwards may be limited and such carryforwards may expire unutilized or underutilized.

We may be limited in the portion of our net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of December 31, 2017, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $220.5 million and $76.3 million, respectively, which expire in various years beginning in 2028. If we do not earn sufficient taxable income in the future, our NOLs may expire unutilized or underutilized. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its existing NOLs to offset future taxable income. We may have experienced “ownership changes” under Section 382 of the Code in the past, and subsequent changes in ownership of our stock, including by reason of future offerings, as well as other changes that may be outside of our control, could result in future ownership changes under Section 382 of the Code. If we are or become subject to limitations on our use of NOLs under Section 382 of the Code, our NOLs could expire unutilized or underutilized, even if we earn taxable income against which our NOLs could otherwise be offset. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs in our financial statements and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Unfavorable conditions in the global economy or the vertical markets we serve could limit our ability to grow our business and negatively affect our operating results.

General worldwide economic conditions have experienced significant instability in recent years. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities, and could cause marketers to reduce or delay their marketing spending. Historically, economic downturns have resulted in overall reductions in marketing spending. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically.

In addition, our business may be materially and adversely affected by weak economic conditions in the specific vertical markets that we serve. We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot assure you that the market for services such as ours will experience growth or that we will experience growth.

Future acquisitions could disrupt our business and adversely affect our business, financial condition and operating results.

We may choose to expand by making acquisitions that could be material to our business, financial condition or operating results. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:

•	an acquisition may negatively affect our business, financial condition, operating results or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•	an acquisition, whether or not consummated, may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

•	an acquisition may result in a delay or reduction of purchases for both us and the company that we acquired due to uncertainty about continuity and effectiveness of solution from either company;

•	we may encounter difficulties in, or may be unable to, successfully sell any acquired products or solutions;

•	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•	challenges inherent in effectively managing an increased number of employees in diverse locations;

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	potential known and unknown liabilities associated with an acquired company;

•	our use of cash to pay for acquisitions would limit other potential uses for our cash;

•	if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;

•	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions; and

•	to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, financial condition and operating results.

Natural or man-made disasters and other similar events may significantly disrupt our business, and negatively impact our business, financial condition and operating results.

A significant portion of our employee base, operating facilities and infrastructure are centralized in Atlanta, Georgia. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business, financial condition and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and operating results. In addition, the facilities of significant marketers, FI partners or third-party data providers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all, which may in turn hamper our growth and adversely affect our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or equity-linked securities, including convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities that we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, including the ability to pay dividends or repurchase shares of our capital stock. This may make it more difficult for us to obtain additional capital, to pursue business opportunities, including potential acquisitions, or to return capital to our stockholders. We also may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, service our indebtedness and respond to business challenges could be significantly impaired, and our business may be adversely affected.

If we are not able to maintain and enhance our brand, our business, financial condition and operating results may be adversely affected.

We believe that developing and maintaining awareness of the Cardlytics brand in a cost-effective manner is critical to achieving widespread acceptance of our existing solutions and future solutions and is an important element in attracting new marketers and FI partners. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to deliver valuable solutions for our marketers, their agencies and our FI partners. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses that we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new marketers or FI partners or retain our existing marketer or FI partners and our business could suffer.

Risks Related to Regulatory and Intellectual Property Matters

Regulatory, legislative or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.

We, our FI partners and our marketers are subject to a number of domestic and international laws and regulations that apply to online services and the internet generally. These laws, rules and regulations address a range of issues including data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data.

In the U.S., the rules and regulations to which we, directly or contractually through our FI partners, or our marketers may be subject include those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act and state cyber security and breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, directly or contractually through our FI partners, or our marketers may be required to comply, including the Data Protection Directive established in the European Union. Further, many federal, state and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. If passed, we will likely incur additional expenses and costs associated with complying with such laws. The costs of compliance with, and other burdens imposed by, the laws, rules, regulations and policies that are applicable to the businesses of our FI partners or marketers may limit the use and adoption of, and reduce the overall demand for, our solutions.

These existing and proposed laws, regulations and industry standards can be costly to comply with and can delay or impede the development of new solutions, result in negative publicity and reputational harm, increase our operating costs, require significant management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

Legislation and regulation of online businesses, including privacy and data protection regimes, is expansive, not clearly defined and rapidly evolving. Such regulation could create unexpected costs, subject us to enforcement actions for compliance failures, or restrict portions of our business or cause us to change our business model.

Government regulation and industry standards may increase the costs of doing business online. Federal, state, municipal and foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, regulations and standards covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, online marketing, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual internet users.

Although we have not collected or retained data that is traditionally considered PII under U.S. law, such as names, email addresses, addresses, phone numbers, social security numbers, credit card numbers, financial data or health data, we typically do collect and store IP addresses and other device identifiers, which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Furthermore, we may elect to use PII in the future for our current solutions or solutions we may introduce. In addition, certain U.S. laws impose requirements on the collection and use of information from or about users or their devices. Other existing laws may in the future be revised, or new laws may be passed, to impose more stringent requirements on the use of identifiers to collect user information, including information of the type that we collect. Changes in regulations could affect the type of data that we may collect; restrict our ability to use identifiers to collect information, and, thus, affect our ability to actually collect that information; the costs of doing business online, and, therefore, the demand for our solutions; the ability to expand or operate our business; and harm our business.

In particular, there has been increasing public and regulatory concern and public scrutiny about the use of PII. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or our solutions or that the definition of “PII” is expanded in the future. If this is the case, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have a material adverse effect on our business, financial condition or operating results. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations, policies or standards could result in additional cost and liability to us; damage our reputation; affect our ability to attract new marketers and FI partners and maintain relationships with our existing marketers and FI partners; and adversely affect our business, financial condition or operating results. Privacy and security concerns, whether valid or not, may inhibit market adoption of our solutions.

U.S. and non-U.S. regulators also may implement “Do-Not-Track” legislation, particularly if the industry does not implement a standard. Effective January 1, 2014, the California Governor signed into law an amendment to the California Online Privacy Protection Act of 2003. Such amendment requires operators of commercial websites and online service providers, under certain circumstances, to disclose in their privacy policies how such operators and providers respond to browser “do not track” signals.

Some of our activities may also be subject to the laws of foreign jurisdictions, whether or not we are established or based in such jurisdictions. Within the European Union, or EU, where we currently have an active presence in the U.K., Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent. In response, some member states have implemented legislation requiring entities to obtain the user’s consent before placing cookies for targeted marketing purposes.

In the U.K., for example, the Privacy and Electronic Communications Regulations 2011, or PECR, implement the requirements of Directive 2009/136/EC (which amended Directive 2002/58/EC), which is known as the ePrivacy Directive. The PECR regulates various types of electronic direct marketing that use cookies and similar technologies. The PECR also imposes sector-specific breach reporting requirements, but only as applicable to providers of particular public electronic communications services. Additional EU member state laws of this type may follow.

We may be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies to compensate for a potential lack of cookie data. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. In addition, certain information, such as IP addresses as collected and used by us may constitute “personal data” in certain non-U.S. jurisdictions, including in the U.K., and therefore certain of our activities could be subject to EU laws applicable to the processing and use of personal data.

More generally, the regulatory framework for online services and data privacy and security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws, rules, regulations and standards regarding the collection, use, storage and disclosure of information, web browsing and geolocation data collection and data analytics. Interpretation of these laws, rules and regulations and their application to our solutions in the U.S. and foreign jurisdictions is ongoing and cannot be fully determined at this time.

In addition, the regulatory environment for the collection and use of consumer data by marketers is evolving in the U.S. and internationally and is currently a self-regulatory framework, which relies on market participants to ensure self-compliance. The voluntary nature of this self-regulatory framework may change.

The U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can place cookies or other tracking technologies. A number of existing bills are pending in the U.S. Congress that contain provisions that would regulate how companies can use cookies and other tracking technologies to collect and utilize user information.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various solutions, including but not limited to our marketers and their agencies and our FI partners. If this were to occur, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

In addition, if we were to gain knowledge that we inadvertently received PII from our FI partners, our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our operations, financial performance and business. Even the perception of privacy or security concerns, whether or not valid, may harm our reputation and inhibit adoption of our solution by current and future marketers and marketing agencies.

If the use of matching technologies, such as cookies, pixels and device identifiers, is rejected by internet users, restricted or otherwise subject to unfavorable terms, such as by non-governmental entities, our performance may decline and we may lose customers and revenue.

Our solutions may use matching technologies, such as cookies, pixels and device identifiers, to match the Cardlytics IDs we have assigned to our FIs’ customers with their digital presence outside of the FI partners’ websites and mobile applications. Our matching technologies may sometimes be “third-party cookies” because they are placed on individual browsers when internet users visit a website that is not part of the Cardlytics.com domain. These matching technologies are placed through an internet browser on an internet user’s computer and correspond with a data set that we retain on our servers. Our matching technologies only record anonymized information and the date that the matching technology was last refreshed. When our matching technologies are present and a user is exposed to marketing content targeted or deployed with our solutions, we are able to gain insight into that user’s interaction with the marketing content. If our access to matching technology data is reduced, our ability to conduct our business in the current manner may be affected and thus undermine the effectiveness of our solutions.

Internet users may easily block and/or delete cookies (e.g., through their browsers or “ad blocking” software). The most commonly used internet browsers allow internet users to modify their browser settings to prevent cookies from being accepted by their browsers, or are set to block third-party cookies by default. If more browser manufacturers and internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be negatively affected. Some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow internet users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. If internet users adopt a “Do Not Track” browser setting and the standard either gets imposed by state or federal legislation or agreed upon by standard-setting groups, it may curtail or prohibit us from using non-personal data as we currently do. This could hinder growth of marketing on the internet generally, and cause us to change our business practices and adversely affect our business, financial condition and operating results.

In addition, browser manufacturers could replace cookies with their own product and require us to negotiate and pay them for use of such product to record information about internet users’ interactions with our marketers, which may not be available on commercially reasonable terms, or at all.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business, financial condition and operating results.

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the U.S. and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage.

As of December 31, 2017, we had three issued patents and 10 patent applications pending relating to our software. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. Bank of America also has the right to purchase a license to the source code underlying Cardlytics Direct upon the occurrence of specified events and for a specified fee, which could compromise the proprietary nature of our platform, allow Bank of America to develop in-house solutions and discontinue their use of our solutions and/or allow Bank of America to develop and sell a solution similar to Cardlytics Direct.

In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies or intellectual property rights.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such legal action could result in substantial costs and diversion of resources and could negatively affect our business, financial condition and operating results.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business, financial condition and operating results.

Patent and other intellectual property disputes are common in our industry. We have in the past and may in the future be subject to claims alleging that we have misappropriated, misused, or infringed other parties’ intellectual property rights. Some companies, including certain of our competitors, own larger numbers of patents, copyrights and trademarks than we do, which they may use to assert claims against us. Third parties may also assert claims of intellectual property rights infringement against our FI partners, whom we are typically required to indemnify. As the numbers of solutions and competitors in our market increases and overlap occurs, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

The patent portfolios of our most significant competitors are larger than ours. This disparity may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence or protection. There can be no assurance that we will not be found to infringe or otherwise violate any third-party intellectual property rights or to have done so in the past.

An adverse outcome of a dispute may require us to:

•	pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights;

•	cease developing or selling solutions that rely on technology that is alleged to infringe or misappropriate the intellectual property of others;

•	expend additional development resources to attempt to redesign our solutions or otherwise develop non-infringing technology, which may not be successful;

•	enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and

•	indemnify our FI partners and other third parties.

In addition, royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Some licenses may also be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of the foregoing events could seriously harm our business, financial condition and operating results.

Our use of open source software could negatively affect our ability to sell our solutions and subject us to possible litigation.

We use open source software to deliver our solutions and expect to continue to use open source software in the future. Some of these open source licenses may require that source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. This may require that we make certain proprietary code available under an open source license. We may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. These claims could also result in litigation, require us to purchase costly licenses or require us to devote additional research and development resources to change the software underlying our solutions, any of which would have a negative effect on our business, financial condition and operating results and may not be possible in a timely manner. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs. Finally, we cannot assure you that we have not incorporated open source software into the software underlying our solutions in a manner that may subject our proprietary software to an open source license that requires disclosure, to customers or the public, of the source code to such proprietary software. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our solutions and technologies and materially and adversely affect our ability to sustain and grow our business. Many open source licenses also limit our ability to bring patent infringement lawsuits against open source software that we use without losing our right to use such open source software. Therefore, the use of open source software may limit our ability to bring patent infringement lawsuits, to the extent we ever have any patents that cover open source software that we use.

We are subject to government regulation, including import, export, economic sanctions and anti-corruption laws and regulations that may expose us to liability and increase our costs.

Various of our products are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and provision of our solutions outside of the U.S., or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, reexportation, and importation of our products and the provision of solutions, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties and a denial or curtailment of our ability to export our products or provide solutions. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws, our products may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions, may delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering or providing improper payments or benefits to officials and other recipients for improper purposes. We rely on certain third parties to support our sales and regulatory compliance efforts and can be held liable for their corrupt or other illegal activities, even if we do not explicitly authorize or have actual knowledge of such activities. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not develop or be sustained.

Prior to our initial public offering on February 8, 2018, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Market, we cannot assure you that an active trading market for our shares will develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.

The market price of our common stock has been and is likely to continue to be volatile.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $11.10 to an intraday high of $20.99 through of February 28, 2018. Factors that may affect the market price of our common stock include:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	variance in our financial performance from expectations of securities analysts or investors;

•	changes in the prices of our solutions;

•	changes in laws or regulations applicable to our solutions;

•	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

•	our involvement in litigation;

•	our sale of our common stock or other securities in the future;

•	changes in senior management or key personnel;

•	trading volume of our common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic, regulatory and market conditions.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Concentration of ownership among our current directors, executive officers and their affiliates may limit an investor’s ability to influence significant corporate decisions.

As of February 28, 2018, our directors and executive officers, together with their affiliates, beneficially own 23.9% of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.

Future sales of our common stock in the public market could cause our share price to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. The shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock unit awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.

We may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of our then-outstanding shares of our common stock.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our stock or change their opinion of our business or market value, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

Generally accepted accounting principles in the U.S., or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the U.S. Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

In particular, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company,” the Jumpstart our Business Startups Act of 2012, or JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to ASU 2014-09, which will result in ASU 2014-09 becoming applicable to us on January 1, 2019. We are evaluating ASU 2014-09 and have not yet determined the impact it may have on our financial reporting.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a newly public company, and particularly after we are no longer an “emerging growth company,” we have incurred and we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies. We expect that compliance with these requirements will continue to increase certain of our expenses and make some activities more time-consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively affect our financial results.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis, beginning with our 2019 fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition and operating results. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws will include provisions that:

•	authorize our board of directors to issue preferred stock without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;

•	establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;

•	require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;

•	prohibit cumulative voting in the election of directors; and

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Atlanta, Georgia where we occupy a facility of approximately 77,000 square feet. Our lease expires in April 2025. We have additional U.S. offices in Chicago, Illinois, New York City, New York and Oakland, California. We also have offices in London, U.K.

We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the Nasdaq Global Market on February 9, 2018 and trades under the symbol “CDLX.” Prior to February 9, 2018, there was no public market for our common stock.

Holders

As of February 28, 2018, there were 234 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business and, therefore, we do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements, and other factors that our board of directors may deem relevant. We are subject to covenants under our debt arrangements that place restrictions on our ability to pay dividends.

Use of Proceeds from Initial Public Offering of Common Stock

On February 13, 2018, we closed our initial public offering, or IPO, in which we issued and sold 5,400,000 shares of common stock at a public offering price of $13.00 per share, resulting in gross proceeds of $70.2 million. On February 14, 2018, pursuant to the underwriters’ partial exercise of their over-allotment option to purchase up to an additional 810,000 shares from us, we issued and sold an additional 421,355 shares of our common stock, resulting in incremental gross proceeds of $5.5 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-222531), which was declared effective by the SEC on February 8, 2018. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC acted as joint book-running managers of our IPO. Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc. also acted as book-runners for the IPO. Raymond James & Associates, Inc. and KeyBanc Capital Markets Inc. acted as the co-managers for the IPO.

The net proceeds to us, after deducting underwriting discounts and commission of approximately $5.3 million and estimated offering expenses of approximately $4.3 million, were approximately $66.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated February 8, 2018 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on February 9, 2018.

Stock Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

Issuances of Options to Purchase Common Stock

From January 1, 2017 through December 31, 2017, we granted under our 2008 Stock Plan, or 2008 Plan, options to purchase an aggregate of 799,133 shares of our common stock to employees, consultants and directors, having exercise prices ranging from $17.84 to $30.44 per share. From January 1, 2017 through December 31, 2017, an aggregate of 47,174 shares of our common stock were issued upon the exercise of stock options under the 2008 Plan, at exercise prices ranging from $2.36 to $28.52 per share, for aggregate proceeds of approximately $0.2 million.

The offers, sales and issuances of the securities described in the preceding paragraph were deemed to be exempt from registration either under Rule 701 promulgated under the Securities Act, or Rule 701, in that the transactions were under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act in that the transactions were between an issuer and members of its senior executive management and did not involve any public offering within the meaning of Section 4(a)(2). The recipients of such securities were our employees, directors or consultants and received the securities under our equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions.

Issuances of Preferred Stock, Common Stock and Warrants

In May 2017, we sold an aggregate of 346,334 shares of our Series G redeemable convertible preferred stock at a price of $34.4758 per share for aggregate gross proceeds of approximately $11.9 million.

In May 2017, we issued an aggregate of 1,295,746 shares of our Series G’ redeemable convertible preferred stock upon conversion of outstanding promissory notes.

In May 2017, we issued an aggregate of 801,329 shares of common stock upon conversion of outstanding promissory notes.

In May 2017, we issued warrants to purchase an aggregate number of shares of our common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants become exercisable and the denominator of which is such volume weighted average closing price, which warrants are exercisable upon the earlier to occur of the date (i) 180 days following the date of the prospectus for our IPO, dated February 8, 2018 and (ii) 10 days prior to a sale of our company, at an exercise price of $0.0004 per share.

In June 2017, we issued a warrant to purchase up to 17,500 shares of common stock at a price per share of $27.68 to National Electrical Benefit Fund.

The offers, sales and issuances of the securities described in the preceding paragraph were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business or other relationships, to information about us.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

We derived the selected consolidated statements of operations data for the years ended December 31, 2015, 2016 and 2017 and the selected consolidated balance sheet data as of December 31, 2015, 2016 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report. The following tables set forth our selected consolidated financial and other data for the years ended and as of December 31, 2015, 2016 and 2017 (in thousands, except share and per share data).

	Year Ended December 31,
	2015	2016	2017
Consolidated Statement of Operations:
Revenue	$77,634	$112,821	$130,365
Costs and expenses:
FI Share and other third-party costs	47,691	66,285	73,247
Delivery costs(1)	4,803	6,127	7,012
Sales and marketing expense(1)	32,784	31,261	31,927
Research and development expense(1)	11,604	13,902	12,150
General and administrative expense(1)	18,197	21,355	20,100
Depreciation and amortization expense	2,194	4,219	3,028
Termination of U.K. agreement expense	—	25,904	—

Total costs and expenses	117,273	169,053	147,464

Operating loss	(39,639)	(56,232)	(17,099)

Interest expense, net	(1,484)	(6,170)	(8,239)
Change in fair value of warrant liability	914	(32)	(581)
Change in fair value of convertible promissory notes	—	(786)	(1,244)
Change in fair value of convertible promissory notes—related parties	—	(10,091)	6,213
Other income (expense), net	(432)	(2,385)	1,309

Total other expense	(1,002)	(19,464)	(2,542)

Loss before income taxes	(40,641)	(75,696)	(19,641)
Income tax benefit	16	—	—

Net loss	$(40,625)	$(75,696)	$(19,641)
Adjustments to the carrying value of redeemable convertible preferred stock	(1,001)	(982)	(5,743)

Net loss attributable to common stockholders	$(41,626)	$(76,678)	$(25,384)

Net loss per share attributable to common stockholders, basic and diluted(2)	$(19.91)	$(32.48)	$(7.86)

Weighted-average common shares outstanding, basic and diluted	2,091	2,361	3,230

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2016	2017
Stock-based compensation expense:
Delivery costs	$97	$96	$202
Sales and marketing expense	1,015	1,153	1,894
Research and development expense	386	574	951
General and administrative expense	955	1,624	2,100

Total stock-based compensation expense	$2,453	$3,447	$5,147

(2)	See Note 14 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2016	2017
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,838	$21,262
Accounts receivable, net	42,042	48,348
Working capital(1)	28,720	32,490
Total assets	86,859	100,758
Total debt	111,899	57,012
Total liabilities	157,672	113,007
Redeemable convertible preferred stock	146,022	196,437
Warrant liability	2,197	10,230
Additional paid-in capital	29,867	58,693
Accumulated deficit	(248,804)	(268,445)
Total stockholders’ deficit	(216,835)	(208,686)

(1)	We define working capital as current assets less current liabilities. See our consolidated financial statements included elsewhere in this Annual Report for further details regarding our current assets and current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Cardlytics makes marketing more relevant and measurable through our purchase intelligence platform. With purchase data from more than 2,000 banks and credit unions, which we refer to as financial institutions, or FIs, we have a secure view into where and when consumers are spending their money. By applying advanced analytics to this massive aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. This collection of debit, credit, ACH, and bill pay data represented approximately $1.5 trillion in U.S. consumer spend in 2017. In 2017, our platform analyzed over 20.0 billion online and in-store transactions across more than 100.0 million accounts in the United States, or U.S., representing one in five debit and credit card swipes in the U.S.

We were founded in 2008 with the vision to transform commerce with purchase intelligence. Our first solution was Cardlytics Direct, our proprietary native bank advertising channel. Cardlytics Direct enables marketers to reach consumers through their trusted and frequently visited online and mobile banking channels. We have historically derived substantially all of our revenue from sales of Cardlytics Direct. For 2015, 2016 and 2017, our Cardlytics Direct revenue was $64.4 million, $97.8 million and $122.4 million, respectively. We designed our Other Platform Solutions to further leverage our intelligence platform and the massive, growing and actionable foundational data asset that we amassed with Cardlytics Direct. For 2015, 2016 and 2017, our Other Platform Solutions revenue was $13.2 million, $15.0 million and $8.0 million, respectively. Revenue from Other Platform Solutions delivered as a managed service represented a significant majority of our total Other Platform Solutions revenue in 2015, 2016 and 2017 until it was discontinued on July 31, 2017. Given that we are now focusing our efforts on more nascent Other Platform Solutions, we do not expect to generate substantial revenue from Other Platform Solutions for the foreseeable future.

Our partnerships with FIs provide us with access to their purchase data and online banking customers, which we leverage to deliver our solutions to marketers. As of December 31, 2016 and 2017, we were a partner to 1,659 and 2,035 FIs, respectively, including Bank of America, National Association, or Bank of America; PNC Bank National Association, or PNC; Branch Banking and Trust Company, or BB&T; SunTrust Banks, Inc., or SunTrust; Lloyds TSB Bank plc, or Lloyds; Santander UK plc., or Santander; and several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Additionally, in the first quarter of 2018, we launched a pilot implementation of Cardlytics Direct with Wells Fargo & Company, or Wells Fargo, directed at Wells Fargo customers located in Miami, Florida; Charlotte, North Carolina and San Francisco, California.

We pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any consumer incentives that we pay to the FIs’ customers and certain third-party data costs. We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period after June 30, 2018 and following completion of certain milestones. As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of monthly active users, or FI MAUs, contributed by any FI partner is indicative of our level of dependence on such FI partner. During 2015, 2016 and 2017, our largest FI partner, Bank of America, contributed approximately 50%, 47% and 51% of our total FI MAUs, respectively. Lloyds, our largest FI partner in the United Kingdom, or U.K., contributed approximately 9%, 10% and 9% of our total FI MAUs in 2015, 2016 and 2017, respectively. Digital Insight Corporation, a subsidiary of NCR Corporation, or Digital Insight, contributed approximately 15%, 13% and 11% of our total FI MAUs in 2015, 2016 and 2017, respectively.

We have experienced rapid growth in our revenue since inception. Our revenue, which excludes consumer incentives, was $53.8 million, $77.6 million, $112.8 million and $130.4 million, for 2014, 2015, 2016 and 2017, respectively, representing a compound annual growth rate of 34.3%. For 2014, 2015, 2016 and 2017, our net loss was $38.9 million, $40.6 million, $75.7 million and $19.6 million, respectively. Our historical losses have been driven by our substantial investments in our platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. In 2016, our net loss included a $25.9 million one-time non-cash charge related to the termination of our U.K. agreement with Aimia EMEA Limited, or Aimia, and a $10.9 million non-cash charge related to the issuance and change in fair value of convertible promissory notes. Our net loss in 2017 includes a $5.0 million non-cash gain related to the change in fair value of convertible promissory notes. In both 2015 and 2016, we derived 11% of our revenue outside the U.S. In the year ended December 31, 2017, 13% of our revenue was derived outside the U.S.

Our Business Model

Substantially all of our revenue is derived from our proprietary native banking channel, Cardlytics Direct. We also generate revenue from the sale of our Other Platform Solutions.

Cardlytics Direct

Our Cardlytics Direct solution is our proprietary native bank advertising channel that enables marketers to reach consumers through their trusted and frequently visited online and mobile banking channels. Working with a marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases, which we refer to as Consumer Incentives. Leveraging our powerful predictive analytics, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers. We also pay our FI partners an FI Share. We have generated substantially all of our revenue from sales of Cardlytics Direct since inception.

We price Cardlytics Direct marketing in two primary ways: (1) Cost per Served Sale, or CPS, and (2) Cost per Redemption, or CPR. In 2015, 2016 and 2017, CPS represented 67%, 69% and 66% of our revenue from Cardlytics Direct, respectively.

We developed our pricing models with the needs of marketers in mind. Given our ability to measure the actual performance of Cardlytics Direct in driving sales, we are able to offer marketers performance-based pricing models where they only pay us based on actual sales influenced by marketing through our native bank channel. These pricing models are designed to ensure that marketers realize an actual return on their advertising spend with us.

•	CPS. Our primary and fastest growing pricing model is CPS, which we created to meet the media buying preferences of marketers. We generate revenue by charging a percentage, which we refer to as the CPS Rate, of all purchases from the marketer by consumers (1) who are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby become eligible to earn the applicable Consumer Incentive. We set CPS Rates for marketers based on our expectation of the marketer’s return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of billings. However, if the amount of Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. This has occurred infrequently and has been immaterial in amount for each of the periods presented.

•	CPR. Our initial pricing model is CPR, where marketers specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee, or the CPR Fee, for each purchase that we generate. We generate revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR Fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign. The CPR Fee is either a percentage of qualifying purchases or a flat amount.

Other Platform Solutions

We also generate revenue from our Other Platform Solutions offerings. Our Other Platform Solutions enable marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. For example, we use purchase intelligence to help marketers measure the impact of marketing campaigns outside of the Cardlytics Direct channel on in-store and online sales. To the extent that we use purchase intelligence derived from a specific FI customer’s anonymized purchase data in the delivery of our Other Platform Solutions, we pay the applicable FI an FI Share calculated based on the relative contribution of the data provided by the FI to the overall delivery of the solutions. Revenue from our Other Platform Solutions was $13.2 million, $15.0 million and $8.0 million in 2015, 2016 and 2017, respectively. In order to test the efficacy of our Other Platform Solutions, we historically used programmatic vendors to run marketing campaigns outside of the Cardlytics Direct channel, and thereby delivered our Other Platform Solutions primarily as a managed service. This allowed us to gain valuable expertise in leveraging our purchase intelligence outside the banking channel. With regard to delivery of our Other Platform Solutions as a managed service, we charged marketers a fee based on the number of impressions that we delivered for their marketing campaign, calculated on a cost per thousand impressions, or CPM, basis. Revenue from Other Platform Solutions delivered as a managed service represented a significant majority of our total Other Platform Solutions revenue in 2015, 2016 and 2017 until it was discontinued on July 31, 2017. Given that we are now focusing our efforts on more nascent Other Platform Solutions, we do not expect to generate substantial revenue from Other Platform Solutions for the foreseeable future, and we expect our overall Other Platforms Solutions revenue to decline in future periods compared to prior periods. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct.

Our revenue recognition policies for Cardlytics Direct and Other Platform Solutions are discussed in more detail under “Critical Accounting Policies.”

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future will be, primarily driven by the following factors:

•	Ability to Drive Additional Revenue from Cardlytics Direct. The revenue that we generate through our proprietary native bank advertising channels from each of our FI partners varies. This variance is typically a result of how long the program has been active, the user interface for the program and the FI’s efforts to promote the program. We continually work with FIs to improve their customers’ user experience, increase customer awareness, and leverage additional customer outreach channels like email. However, in certain cases, we may have little control over the design of the user interface that our FI partners choose to use or the extent to which they promote our solution to their customers. To the extent that our FI partners fail to increase engagement with our solutions within their customer bases, we may be unable to attract and retain marketers or their agencies and our revenue would suffer.

•	Ability to Increase Spend from Existing Marketers and Acquire New Marketers. Our performance depends on our ability to continue to increase adoption of our solutions within our existing marketer base and attract new marketers that invest meaningfully in marketing through our solutions. Our ability to increase adoption among existing marketers is particularly important in light of our land-and-expand business model. We believe that we have the opportunity to expand our marketer base with a focus on attracting new brands, retailers, service providers and new categories of marketers that will invest significantly in the use of purchase intelligence. We believe that we also have the opportunity to increase adoption of our solutions across our existing marketers. In order to expand and further penetrate our marketer base, we have made, and plan to continue to make, investments in expanding our direct sales teams and indirect sales channels, and increasing our brand awareness. However, our ability to continue to grow our marketer base is dependent upon our ability to compete within the evolving markets in which we participate.

•	Ability to Expand our FI Partner Network. Our ability to maintain and grow our revenue is contingent upon maintaining and expanding our relationships with our FI partners. Given our substantial investments to date in our intelligence platform and infrastructure, we believe that we will be able to add FIs to our network with modest incremental investment. Each new FI partner increases the size of our data asset, increasing the value of our solutions to both marketers and FIs that are already part of our network. Accordingly, we are focused on the continued expansion of our FI network to ensure that we have robust purchase data to support a broad array of incentive programs with respect to our Cardlytics Direct solution and to enrich our Other Platform Solutions. However, our sales and integration cycle with respect to our FI partners can be costly and long, and it is difficult to predict if or when we will be successful in generating revenue from a new FI relationship.

•	Ability to Integrate our Platform with Partners. We believe that we can improve the value proposition for marketers through the use of purchase intelligence. We intend to continue to partner with other media platforms, marketing technology providers, and marketing agencies that can utilize our platform to serve a broad array of customers. To facilitate these partnerships, we intend to focus on continued technological integration of our platform with those of complementary market participants. To the extent that we are unable to significantly expand our relationships with key market participants that can drive adoption of our Other Platform Solutions, we may be unable to grow our revenue from our Other Platform Solutions.

•	Ability to Innovate and Evolve Our Platform. As we continue to grow our data asset and enhance our platform, we are developing new solutions and increasingly sophisticated analytical capabilities. Our future performance is significantly dependent on the investments that we make in our research and development efforts and in our ability to continue to innovate, improve functionality, and introduce new features and solutions that are compelling to our marketers and FIs. We intend to continue to invest in our platform, including by hiring top technical talent and focusing on core technology innovation.

Reverse Stock Split

On January 26, 2018, our board of directors approved an amended and restated certificate of incorporation to (1) effect a reverse split on outstanding shares of our common stock and redeemable convertible preferred stock on a one-for-four basis (the “Reverse Stock Split”), (2) modify the threshold for automatic conversion of our preferred stock into shares of our common stock in connection with an IPO to eliminate the requirement of gross proceeds to the Company of not less than $70.0 million and (3) authorize us to issue up to 100,000,000 shares of common stock, $0.0001 par value per share and 25,000,000 shares of redeemable convertible preferred stock, $0.0001 par value per share (collectively, the “Charter Amendment”). The authorized shares and par values of our common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Charter Amendment was approved by the Company’s stockholders on January 26, 2018 and became effective upon the filing of the Charter Amendment with the State of Delaware on January 26, 2018. All issued and outstanding common stock and preferred stock and related share and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Non-GAAP Measures and Other Performance Metrics

We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our business metrics may be calculated in a manner different than similar business metrics used by other companies.

	Year Ended December 31,
	2015	2016	2017
	(in thousands, except ARPU)
FI monthly active users (FI MAU)	38,957	43,927	54,943
Average revenue per user (ARPU)	$1.65	$2.23	$2.23
Adjusted contribution	$29,943	$46,536	$57,118
Adjusted EBITDA	$(34,774)	$(17,046)	$(7,178)

Monthly Active Users

We define FI MAUs as unique customers of our FI partners that logged in and visited the online or mobile banking applications of, or opened an email from, our FI partners during a monthly period. We then calculate a monthly average of these FI MAUs for the periods presented. We believe that FI MAUs is an indicator of our and our FI partners’ ability to drive engagement with Cardlytics Direct and is reflective of the marketing base that we offer to marketers through Cardlytics Direct.

Average Revenue per User

We define average revenue per user, or ARPU, as the total GAAP Cardlytics Direct revenue generated in the applicable period, divided by the average number of FI MAUs in the applicable period. We believe that ARPU is an indicator of the value of our relationships with our FI partners with respect to Cardlytics Direct.

Adjusted Contribution

Adjusted contribution represents our revenue less our FI Share and other third-party costs. We review adjusted contribution for internal management purposes and believe that the elimination of our primary cost of revenue, FI Share and other third-party costs, can provide a useful measure for period-to-period comparisons of our core business. More specifically, we report our revenue gross of FI Share and other third-party costs, but net of any consumer incentives that we pay to our FIs’ customers. Adjusted contribution is not a measure calculated in accordance with GAAP. We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Nevertheless, our use of adjusted contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Other companies, including companies in our industry that have similar business arrangements, may address the impact of FI Share and other third-party costs differently. See Note 15 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on our adjusted contribution by segment. You should consider adjusted contribution alongside our other GAAP financial results. The following table presents a reconciliation of adjusted contribution to revenue, the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Revenue	$77,634	$112,821	$130,365
Minus: FI Share and other third-party costs	47,691	66,285	73,247

Adjusted contribution	$29,943	$46,536	$57,118

Adjusted EBITDA

Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization; stock-based compensation expense; change in fair value of warrant liability; change in fair value of convertible promissory notes; foreign currency (gain) loss; loss on extinguishment of debt; costs associated with financing events; restructuring costs; amortization and impairment of deferred FI implementation costs; and termination of U.K. agreement expense. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include change in fair value of warrant liability, change in fair value of convertible promissory notes, foreign currency (gain) loss, amortization of FI implementation costs, depreciation and amortization expense and stock-based compensation expense. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.

We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (2) adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation; (3) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us and (4) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our net loss and other GAAP financial results. The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Net loss	$(40,625)	$(75,696)	$(19,641)
Plus:
Income tax benefit	(16)	—	—
Interest expense, net	1,484	6,170	8,239
Depreciation and amortization	2,194	4,219	3,028
Stock-based compensation expense	2,453	3,447	5,147
Change in fair value of warrant liability	(914)	32	581
Change in fair value of convertible promissory notes	—	10,877	(4,969)
Foreign currency (gain) loss	440	1,926	(1,318)
Loss on extinguishment of debt	—	462	—
Costs associated with financing events	—	2,632	129
Restructuring costs	—	1,291	—
Amortization and impairment of deferred FI implementation costs	210	1,690	1,626
Termination of U.K. agreement expense	—	25,904	—

Adjusted EBITDA	$(34,774)	$(17,046)	$(7,178)

Components of Results of Operations

Revenue

We generate revenue from the sale of our Cardlytics Direct solution and our Other Platform Solutions. We sell our solutions by entering into agreements directly with marketers or their marketing agencies. These agreements state the terms of the arrangement, the agreed-upon fee and, with respect to Cardlytics Direct, the fixed period of time the offers will be available to FI customers. We generally bill for our solutions on a monthly basis following delivery of our solutions. We report revenue net of Consumer Incentives. See “Our Business Model” for additional information.

Cost and Expense

We classify our operating expenses into the following categories: FI Share and other third-party costs; delivery costs; sales and marketing expense; research and development expense; general and administrative expense; termination of U.K. agreement expense and depreciation and amortization expense.

FI Share and Other Third-Party Costs

FI Share and other third-party costs consist primarily of the FI Share that we pay our FI partners, media and data costs and, through June 30, 2016, allocation of revenue in the U.K. to Aimia. In June 2016, we acquired full control of, and the right to retain all revenue with respect to, our business in the U.K. from Aimia. FI Share and other third-party costs also include the amortization or impairment of deferred implementation costs incurred pursuant to our agreements with certain FI partners and any incremental costs due to FIs as part of revenue commitment arrangements, as well as non-cash expense that we may incur from time to time upon the vesting of outstanding performance-based warrants to purchase shares of our common stock that we issued to certain FI partners, or the Performance Warrants. As of December 31, 2017, we have not recorded an expense associated with these Performance Warrants, as none of the performance conditions have been deemed to have been achieved. In connection with the consummation of our IPO, we expect to incur $2.5 million in a non-cash expense, based on the initial public offering, or IPO, price of $13.00 per share, during the first quarter of 2018, as the vesting conditions on the Performance Warrants are deemed to have been achieved upon completion of the offering.

Delivery Costs

Delivery costs consist primarily of personnel-related costs of our campaign, data operations and production support teams, including salaries, benefits, bonuses and payroll taxes, as well as stock-based compensation expense. Delivery costs also include hosting facility costs, internally developed and purchased or licensed software costs, outsourcing costs and professional services costs. As we add data center capacity and support personnel in advance of anticipated growth, our delivery costs will increase in absolute dollars and if such anticipated revenue growth does not occur, our delivery costs as a percentage of revenue will be adversely affected.

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel costs of our sales and marketing employees, including salaries, benefits, bonuses, commissions, incentive compensation and payroll taxes. Sales and marketing expense also includes stock-based compensation expense, professional fees, marketing programs such as trade shows, marketing materials, public relations, sponsorships and other brand building expenses, as well as outsourcing costs, travel and entertainment expenses and company funded consumer testing expenses for certain marketers that are not current customers. We expect that our sales and marketing expense will increase in absolute dollars as a result of hiring new sales representatives and as we invest to enhance our brand. Over time, we expect sales and marketing expenses will decline as a percentage of revenue.

Research and Development Expense

Research and development expense consists primarily of personnel costs of our research and development employees, including salaries, benefits and bonuses. Research and development expense also includes stock-based compensation expense, outsourcing costs, software licensing costs, professional fees and travel expenses. We focus our research and development efforts on improving our solutions and developing new ones. We expect research and development expense to increase in absolute dollars as we continue to create new solutions and improve the functionality of our existing solutions. We capitalize software development costs during the application development stage, and amortize such costs on a straight-line basis over the estimated useful life of the related asset.

General and Administrative Expense

General and administrative expense consist of personnel costs and related expenses for executive, finance, legal, compliance, information technology and human resources personnel, including salaries, benefits, bonuses and incentive compensation. General and administrative expense also includes stock-based compensation expense, professional fees for external legal, accounting and other consulting, financing transaction costs, facilities costs such as rent and utilities, royalties, bad debt expense, travel expense and property and franchise taxes. We expect that general and administrative expenses will increase on an absolute dollar basis but decrease as a percentage of revenue as we focus on processes, systems and controls to enable the our internal support functions to scale with the growth of our business. We also anticipate increases to general and administrative expenses as we incur the costs of compliance associated with being a publicly traded company, including audit and consulting fees, as well as increased costs for directors’ and officers’ liability insurance.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of property and equipment over the estimated useful life of the applicable asset as well as amortization of deferred patent and capitalized internal-use software development costs.

Termination of U.K. Agreement Expense

Termination of U.K. agreement expense reflects the value of the convertible promissory notes issued to Aimia in connection with the termination of our historical cooperation agreement in the U.K. In June 2016, we acquired full control of, and the right to retain all revenue with respect to, our business in the U.K. from Aimia.

Interest Expense, Net

Interest expense, net consists of interest incurred on our outstanding debt instruments, as well as related discount amortization and financing costs, partially offset by interest income on our cash balances.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents adjustments to the fair value of warrants based upon changes in the fair value of the underlying stock.

Change in Fair Value of Convertible Promissory Notes Including Related Parties

In April, May, June and July 2016, we issued unsecured convertible promissory notes to certain of our directors, executive officers and existing stockholders in an aggregate principal amount of $27.0 million, at an interest rate of 10% per year, compounded annually. Change in fair value of convertible promissory notes represents adjustments to the fair value of our convertible promissory notes as a result of our election of the fair value option. In May 2017, these convertible promissory notes converted into shares of our redeemable convertible preferred stock.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses on foreign currency transactions and expenses recorded in connection with the termination of our historical term loan and line of credit.

Income Taxes

We have generated losses before income taxes in the U.S., including most U.S. state income tax jurisdictions, and the U.K. We have generated historical net losses and recorded a full valuation allowance against our deferred tax assets. We expect to maintain a full valuation allowance in the near term. Due to our history of losses and our expectation of maintaining a full valuation allowance, we have not recorded an income tax provision or benefit during the periods presented. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Results of Operations

The following table sets forth our condensed consolidated statements of operations:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Revenue	$77,634	$112,821	$130,365

Costs and expenses:
FI Share and other third-party costs	47,691	66,285	73,247
Delivery costs(1)	4,803	6,127	7,012
Sales and marketing expense(1)	32,784	31,261	31,927
Research and development expense(1)	11,604	13,902	12,150
General and administrative expense(1)	18,197	21,355	20,100
Depreciation and amortization expense	2,194	4,219	3,028
Termination of U.K. agreement expense	—	25,904	—

Total costs and expenses	117,273	169,053	147,464

Operating loss	(39,639)	(56,232)	(17,099)

Interest expense, net	(1,484)	(6,170)	(8,239)
Change in fair value of warrant liability	914	(32)	(581)
Change in fair value of convertible promissory notes	—	(786)	(1,244)
Change in fair value of convertible promissory notes—related parties	—	(10,091)	6,213
Other income (expense), net	(432)	(2,385)	1,309

Total other expense	(1,002)	(19,464)	(2,542)

Loss before income taxes	(40,641)	(75,696)	(19,641)
Income tax benefit	16	—	—

Net loss	$(40,625)	$(75,696)	$(19,641)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Stock-based compensation expense:
Delivery costs	$97	$96	$202
Sales and marketing expense	1,015	1,153	1,894
Research and development expense	386	574	951
General and administrative expense	955	1,624	2,100

Total stock-based compensation expense	$2,453	$3,447	$5,147

The following table sets forth our condensed consolidated statements of operations expressed as a percentage of revenue:

	Year Ended December 31,*
	2015	2016	2017
Revenue	100%	100%	100%

Costs and expenses:
FI share and other third-party costs	61	59	56
Delivery costs	6	5	5
Sales and marketing expense	42	28	24
Research and development expense	15	12	9
General and administrative expense	23	19	15
Depreciation and amortization expense	3	4	2
Termination of U.K. agreement expense	—	23	—

Total costs and expenses	151	150	113

Operating loss	(51)	(50)	(13)

Interest expense, net	(2)	(5)	(6)
Change in fair value of warrant liability	1	—	—
Change in fair value of convertible promissory notes	—	(1)	(1)
Change in fair value of convertible promissory notes—related parties	—	(9)	5
Other income (expense), net	(1)	(2)	1

Total other expense	(1)	(17)	(2)

Loss before income taxes	(52)	(67)	(15)
Income tax benefit	—	—	—

Net loss	(52)%	(67)%	(15)%

*	Certain figures may not sum due to rounding.

Years Ended December 31, 2016 and 2017

Revenue

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Revenue by solution:
Cardlytics Direct	$97,789	$122,391	$24,602	25%
Other Platform Solutions	15,032	7,974	(7,058)	(47)

Total revenue	$112,821	$130,365	$17,544	16%

Revenue increased by $17.5 million in 2017 compared to 2016, primarily due to a $24.6 million increase in revenue generated from sales of our Cardlytics Direct solution. Of this increase, $12.5 million related to sales of Cardlytics Direct to new marketers, while $12.1 million related to increased sales of Cardlytics Direct to existing marketers. Consumer Incentives remained relatively consistent at $57.0 million in 2016 compared to $61.2 million in 2017, which reflects our efforts to optimize the level of Consumer Incentives needed to drive incremental sales for marketers, and resulted in an increase in our revenue. Revenue from Other Platform Solutions decreased by $7.1 million in 2017 compared to 2016, with such decrease primarily driven by the discontinuation of our Other Platform Solutions delivered as a managed service. We do not expect to generate substantial revenue from Other Platform Solutions delivered as a managed service in future periods as we discontinued sales of Other Platform Solutions delivered as a managed service as of July 31, 2017.

Costs and Expenses

FI Share and Other Third-Party Costs

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
FI Share and other third-party costs by solution:
Cardlytics Direct	$58,105	$68,833	$10,795	18%
Other Platform Solutions	8,180	4,414	(3,766)	(46)

Total FI Share and other third-party costs	$66,285	$73,247	$6,962	11%
% of revenue	59%	56%

FI Share and other third-party costs increased by $7.0 million in 2017 compared to 2016, primary due to an increase in revenue from sales of Cardlytics Direct, partially offset by a $2.6 million decrease in FI share revenue commitments in excess of the FI Share otherwise earned by the applicable FI partners and a $1.2 million decrease as a result of us no longer allocating revenue and FI Share and other third-party costs to Aimia following termination of our cooperation agreement in June 2016. Other Platform Solutions FI Share and other third-party costs decreased $3.8 million in 2017 compared to 2016, primarily due to a decline in media and data costs as we discontinued delivering Other Platform Solutions as a managed service as of July 31, 2017.

Delivery Costs

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Delivery costs	$6,127	$7,012	$885	14%
% of revenue	5%	5%

Delivery costs increased by $0.9 million in 2017 compared to 2016, primarily to support enhancements for existing FI partners and implementation for new FI partners. These costs include a $0.7 million increase in personnel-related costs for our campaign, data operations and production support teams and a $0.1 million increase in stock-based compensation expense.

Sales and Marketing Expense

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Sales and marketing expense	$31,261	$31,927	$666	2%
% of revenue	28%	24%

Sales and marketing expense increased by $0.7 million in 2017 compared to 2016, primarily due to a $0.3 million increase in personnel costs associated with our additional sales and marketing headcount and a $0.8 million increase in incentive compensation as a result of incremental sales and a $0.7 million increase in stock-based compensation expense offset by a $0.5 decrease in travel and entertainment related expense, a $0.3 million decrease in professional fees and a $0.2 million decrease in marketing related expenses related to reductions in advertising and public relations expenses, reduced sponsorships and consumer testing expenses.

Research and Development Expense

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Research and development expense	$13,902	$12,150	$(1,752)	(13)%
% of revenue	12%	9%

Research and development expense decreased by $1.8 million in 2017 compared to 2016, primarily due to a $1.6 million decrease in personnel costs associated with our research and development headcount, a $0.4 million decrease in professional services and a $0.4 million decrease in outsourcing costs, offset by a $0.4 million increase in stock-based compensation and a $0.2 million increase in technology related expenses.

General and Administrative Expense

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
General and administrative expense	$21,355	$20,100	$(1,255)	(6)%
% of revenue	19%	15%

General and administrative expense decreased by $1.3 million in 2017 compared to 2016, primarily due to a $2.5 million decrease in financing-related costs and a $1.0 million decrease in bad debt expense, offset by a $1.4 million increase in personnel costs related to our increased headcount, a $0.5 million increase in stock-based compensation and a $0.3 million increase in facility costs.

Depreciation and Amortization Expense

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Depreciation and amortization expense	$4,219	$3,028	$(1,191)	(28)%
% of revenue	4%	2%

Depreciation and amortization expense decreased by $1.2 million in 2017 compared to 2016, primarily due to $1.2 million of accelerated amortization of internal-use software development costs we incurred in 2016.

Termination of U.K. Agreement Expense

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Termination of U.K. agreement expense	$25,904	$—	$(25,904)	(100)%
% of revenue	23%	—%

Termination of U.K. agreement expense was $25.9 million expense in 2016 and reflects the value of convertible promissory notes issued to Aimia in connection with the termination of our historical cooperation agreement in the U.K.

Interest Expense, Net

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Interest expense, net	$(6,170)	$(8,239)	$(2,069)	34%
% of revenue	(5)%	(6)%

Interest expense, net increased by $2.1 million in 2017 compared to 2016, primarily due to a $3.3 million increase related to our new, larger debt facilities entered into in during the third quarter of 2016, offset by a $1.2 million reduction of interest expense related to our promissory notes that converted into redeemable convertible preferred stock in May 2017.

Change in Fair Value of Warrant Liability

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Change in fair value of warrant liability	$(32)	$(581)	$(549)	1716%
% of revenue	—%	—%

Change in fair value of warrant liability decreased in 2017 due to decreases in the value of our redeemable convertible preferred stock and common stock.

Change in Fair Value of Convertible Promissory Notes

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes	$(786)	$(1,244)	$(458)	58%
% of revenue	(1)%	(1)%

Change in fair value of convertible promissory notes reflects an increase in the value of our convertible promissory notes, which was driven by periodic valuations.

Change in Fair Value of Convertible Promissory Notes—Related Parties

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes—related parties	$(10,091)	$6,213	$16,304	(162)%
% of revenue	(9)%	5%

Change in fair value of convertible promissory notes reflects a decrease in the value of our convertible promissory notes, which was driven by periodic valuations.

Other Income (Expense), Net

	Year Ended December 31,		2016 v. 2017 Change
	2016	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(2,385)	$1,309	$3,694	(155)%
% of revenue	(2)%	1%

Other income (expense), net increased by $3.7 million in 2017 compared to 2016, primarily due to the increase in the value of the British pound relative to the U.S. dollar and $0.5 million of debt extinguishment costs in 2016.

Years Ended December 31, 2015 and 2016

Revenue

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Revenue by solution:
Cardlytics Direct	$64,447	$97,789	$33,342	52%
Other Platform Solutions	13,187	15,032	1,845	14

Total revenue	$77,634	$112,821	$35,187	45%

Revenue increased by $35.2 million in 2016 compared to 2015, primarily due to a $33.3 million increase in revenue generated from sales of our Cardlytics Direct solution. Of this increase, $12.1 million related to sales of Cardlytics Direct to new marketers, while $21.2 million related to increased sales of Cardlytics Direct to existing marketers. Consumer Incentives remained relatively consistent at $56.3 million in 2015 compared to $57.0 million in 2016, which reflects our efforts to optimize the level of Consumer Incentives needed to drive incremental sales for marketers, and resulted in an increase in our revenue. Revenue from Other Platform Solutions consisted substantially of revenue from sales of our Other Platform Solutions delivered as a managed service and increased by $1.8 million in 2016 compared to 2015, with such increase primarily driven by increased adoption of Other Platform Solutions delivered other than as a managed service. We do not expect to generate substantial revenue from Other Platform Solutions delivered as a managed service in future periods as we discontinued sales of Other Platform Solutions delivered as a managed service as of July 31, 2017.

Costs and Expenses

FI Share and Other Third-Party Costs

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
FI Share and other third-party costs by solution:
Cardlytics Direct	$38,664	$58,105	$19,441	50%
Other Platform Solutions	9,027	8,180	(847)	(9)

Total FI Share and other third-party costs	$47,691	$66,285	$18,594	39%
% of revenue	61%	59%

FI Share and other third-party costs increased by $18.6 million in 2016 compared to 2015, primary due to an increase in revenue from sales of Cardlytics Direct. In addition to an increase driven by the increase in revenue, the $18.6 million increase in FI Share and other third-party costs included a $2.6 million increase in FI share revenue commitments in excess of the FI Share otherwise earned by the applicable FI partners, partially offset by a $1.2 million decrease as a result of us no longer allocating revenue and FI Share and other third-party costs to Aimia following termination of our cooperation agreement in June 2016. Other Platform Solutions FI Share and other third-party costs decreased $0.8 million in 2016 compared to 2015, primarily due to a decline in media and data costs as we began to shift our focus away from delivering Other Platform Solutions as a managed service.

Delivery Costs

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Delivery costs	$4,803	$6,127	$1,324	28%
% of revenue	6%	5%

Delivery costs increased by $1.3 million in 2016 compared to 2015, primarily to support enhancements for existing FI partners and implementation for new FI partners. These costs include a $0.7 million increase in personnel-related costs for our campaign, data operations and production support teams and a $0.3 million increase in personnel costs and stock-based compensation expense.

Sales and Marketing Expense

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Sales and marketing expense	$32,784	$31,261	$(1,523)	(5)%
% of revenue	42%	28%

Sales and marketing expense decreased by $1.5 million in 2016 compared to 2015, primarily due to a $3.5 million decrease in marketing costs related to reductions in advertising and public relations expenses, reduced sponsorships and consumer testing expenses, and a $0.7 million decrease in outsourcing costs, offset by a $1.7 million increase in personnel cost associated with our additional sales and marketing headcount and a $1.4 million increase in incentive compensation as a result of incremental sales.

Research and Development Expense

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Research and development expense	$11,604	$13,902	$2,298	20%
% of revenue	15%	12%

Research and development expense increased by $2.3 million in 2016 compared to 2015, primarily due to a $0.8 million increase in personnel costs associated with our increased research and development headcount, a $1.1 million increase in incentive compensation and a $0.5 million increase in outsourcing costs.

General and Administrative Expense

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
General and administrative expense	$18,197	$21,355	$3,158	17%
% of revenue	23%	19%

General and administrative expense increased by $3.2 million in 2016 compared to 2015, primarily due to a $2.7 million increase in financing-related costs, offset by a $0.5 million decrease in professional services. Incentive compensation also increased by $1.1 million over the same period.

Depreciation and Amortization Expense

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Depreciation and amortization expense	$2,194	$4,219	$2,025	92%
% of revenue	3%	4%

Depreciation and amortization expense increased by $2.0 million in 2016 compared to 2015, primarily due to $1.2 million of accelerated amortization of internal-use software development costs and a $0.8 million increase in depreciation related to technology equipment.

Termination of U.K. Agreement Expense

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Termination of U.K. agreement expense	$—	$25,904	$25,904	N/A
% of revenue	—%	23%

Termination of U.K. agreement expense was $25.9 million expense in 2016 and reflects the value of convertible promissory notes issued to Aimia in connection with the termination of our historical cooperation agreement in the U.K.

Interest Expense, Net

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Interest expense, net	$(1,484)	$(6,170)	$(4,686)	316%
% of revenue	(2)%	(5)%

Interest expense, net increased by $4.7 million in 2016 compared to 2015, primarily due to interest payable on our new debt facilities entered into in 2016.

Change in Fair Value of Warrant Liability

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Change in fair value of warrant liability	$914	$(32)	$(946)	(104)%
% of revenue	1%	—%

Change in fair value of warrant liability decreased in 2016 due to decreases in the value of our redeemable convertible preferred stock.

Change in Fair Value of Convertible Promissory Notes

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes	$—	$(786)	$(786)	N/A
% of revenue	—%	(1)%

Change in fair value of convertible promissory notes reflects an increase in the value of our convertible promissory notes, which was driven by periodic valuations.

Change in Fair Value of Convertible Promissory Notes—Related Parties

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes—related parties	$—	$(10,091)	$(10,091)	N/A
% of revenue	—%	(9)%

Change in fair value of convertible promissory notes reflects an increase in the value of our convertible promissory notes, which was driven by periodic valuations.

Other Income (Expense), Net

	Year Ended December 31,		2015 v. 2016 Change
	2015	2016	$	%
	(dollars in thousands)
Other income (expense), net	$(432)	$(2,385)	$(1,953)	452%
% of revenue	(1)%	(2)%

Other income (expense), net decreased by $2.0 million in 2016 compared to 2015, primarily due to the decrease in the value of the British pound relative to the U.S. dollar and $0.5 million debt extinguishment costs in 2016.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of our eight most recently completed quarters. We have prepared the quarterly financial data on the same basis as the audited consolidated financial statements included in this Annual Report. In our opinion, the quarterly financial data reflects all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of this data. This quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue by solution:
Cardlytics Direct	$16,257	$22,703	$26,993	$31,836	$24,454	$28,947	$30,214	$38,776
Other Platform Solutions	3,085	3,186	4,176	4,585	2,427	3,865	1,192	490

Total revenue	19,342	25,889	31,169	36,421	26,881	32,812	31,406	39,266

Costs and expenses:
FI Share and other third-party costs	11,467	15,737	17,782	21,299	16,677	19,680	14,529	22,361
Delivery costs	1,596	1,568	1,565	1,398	1,553	1,896	1,646	1,917
Sales and marketing expense	7,576	7,752	7,522	8,411	7,232	7,920	8,302	8,473
Research and development expense	4,099	3,792	3,210	2,801	3,013	3,093	3,421	2,623
General and administration expense	5,171	6,470	4,599	5,115	4,689	4,773	5,276	5,362
Depreciation and amortization expense	709	805	1,918	787	765	767	771	725
Termination of U.K. agreement expense	—	13,637	12,267	—	—	—	—	—

Total costs and expenses	30,618	49,761	48,863	39,811	33,929	38,129	33,945	41,461

Operating loss	(11,276)	(23,872)	(17,694)	(3,390)	(7,048)	(5,317)	(2,539)	(2,195)

Other income (expense):
Interest expense, net	(534)	(934)	(2,155)	(2,547)	(2,644)	(2,020)	(1,763)	(1,812)
Change in fair value of warrant liability	148	421	71	(671)	(327)	(1,466)	1,381	(169)
Change in fair value of convertible promissory notes	—	(28)	(791)	32	(383)	(861)	—	—

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Change in fair value of convertible promissory notes—related parties	—	(6,636)	(3,644)	190	(2,223)	8,436	—	—
Other income (expense), net	(258)	(581)	(888)	(659)	162	580	447	120

Total other income (expense)	(644)	(7,758)	(7,407)	(3,655)	(5,415)	4,669	65	(1,861)

Loss before income taxes	(11,920)	(31,630)	(25,101)	(7,045)	(12,463)	(648)	(2,474)	(4,056)
Income tax benefit	—	—	—	—	—	—	—	—

Net loss	$(11,920)	$(31,630)	$(25,101)	$(7,045)	$(12,463)	$(648)	$(2,474)	$(4,056)
Adjustments to the carrying value of redeemable convertible preferred stock	(245)	(252)	(244)	(241)	(244)	(4,789)	(350)	(360)

Net loss attributable to common stockholders	$(12,165)	$(31,882)	$(25,345)	$(7,286)	$(12,707)	$(5,437)	$(2,824)	$(4,416)

Net loss per share attributable to common stockholders, basic and diluted	$(5.69)	$(14.80)	$(9.87)	$(2.82)	$(4.80)	$(1.69)	$(0.80)	$(1.26)

Weighted-average common shares outstanding, basic and diluted	2,138	2,154	2,567	2,582	2,645	3,221	3,542	3,498

Quarterly Trends

Revenue

Our revenue has generally increased over the past eight quarters, driven primarily by increased sales to new marketers and increased sales to existing marketers. Our revenue is tied to our marketers’ advertising spending, which is traditionally strongest in the fourth quarter of each year and weakest in the first quarter of each year.

Cost of Revenue, Operating Expenses and Other Expenses

Cost of revenue generally increased during every quarter, primarily driven by increases in revenue. FI Share and other third-party costs are directly related to the amount of revenue that we generate, and therefore increased as our revenue increased. Our increased operating expenses reflect increases in headcount, investments made to continue growing our business and expenses related to the termination of our U.K. agreement. Total other expense increased over the periods presented, driven primarily by convertible promissory notes issued over the course of 2016.

Segment Information

We have two reportable segments: Cardlytics Direct and Other Platform Solutions, as determined by the information that both our Chief Executive Officer and President and Chief Operating Officer, who we consider our chief operating decision makers, use to make strategic goals and operating decisions. Our Cardlytics Direct segment represents our proprietary native bank advertising channel. Our Other Platform Solutions segments represents solutions that enable marketers and marketing service providers to leverage the power of purchase intelligence outside the banking channel.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements beginning on page 70 of this Annual Report for a description of our other significant accounting policies.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, on a transaction when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	the solution has been provided to the customer;

•	fees are fixed or determinable; and

•	the collection of the fees is reasonably assured.

If any of these criteria are not met, revenue recognition is deferred until such time that all of the criteria are met. Our deferred revenue is primarily comprised of payments received in advance for Cardlytics Direct marketing campaigns.

We sell our solutions by entering into agreements directly with marketers or their marketing agencies. The agreements state the terms of the arrangement, the agreed upon fee and, with respect to Cardlytics Direct, the fixed period of time the offers will be available to FI customers. Persuasive evidence of an arrangement is considered to exist and the fee is considered fixed and determinable upon the execution of an agreement. With respect to our Cardlytics Direct solution, the solution is deemed to have been provided to the marketer as FIs’ customers make qualifying purchases during the marketing campaign term. With respect to Other Platform Solutions, the solution is deemed to have been provided (1) for non-managed service campaigns, when we deliver the purchase intelligence to the marketer and (2) for managed service campaigns, when the digital advertising impressions contemplated by the campaign have been served to targeted consumers. We determine collectability upfront and on an on-going basis by performing credit evaluations and monitoring our marketers’ accounts receivable balances.

Gross/Net Consideration

We evaluate the appropriateness of revenue recognition on a gross or net basis by considering the indicators outlined within ASC Topic 605-45, Revenue Recognition—Principal Agent Considerations and ASC Topic 605-50, Customer Payments and Incentives. We consider the nature of the costs and risks associated with the indicators present in evaluating the substance of an arrangement. We consider the relative strength of each indicator and certain factors may be assessed to carry more weight in the evaluation.

Consumer Incentives

We report our revenue on our consolidated statement of operations net of Consumer Incentives. We generally pay Consumer Incentives only with respect to our Cardlytics Direct solution. We do not provide the goods or services that are purchased by our FIs’ customers from the marketers to which the Consumer Incentives relate. Accordingly, the marketer is deemed to be the principal in the relationship with the customer and, therefore, the Consumer Incentive is deemed to be a reduction in the purchase price paid by the customer for the marketer’s goods or services. While we are responsible for remitting Consumer Incentives to our FI partners for further payment to their customers, we function solely as an agent of marketers in these arrangements.

Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accounts payable may appear large in relation to revenue, which is reported on a net basis. During 2015, 2016 and 2017, Consumer Incentives totaled $56.3 million, $57.0 million and $61.2 million, respectively.

FI Share and Other Third-Party Costs

We report our revenue on our consolidated statement of operations gross of FI Share. FI Share is included in FI share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not our FI partners act as the principal in our arrangements with marketers. We are responsible for fulfillment and acceptability of the solutions purchased by marketers. We also have latitude in establishing the price of our solutions, have discretion in supplier selection and earn variable amounts. FIs only supply consumer purchase data and digital marketing space and have no involvement in the marketing campaigns or relationship (contractual or otherwise) with marketers.

We report our revenue on our consolidated statement of operations gross of media costs. We incur media costs in connection with the delivery of managed services with respect to our Other Platform Solutions. Media costs are included in FI share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not exchanges or digital publishers act as the principal in our arrangements with marketers.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided when we determine that it is more likely than not that all of, or a portion of, deferred tax assets will not be utilized in the future.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Estimates of future taxable income are based on assumptions that are consistent with our plans. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. If actual amounts differ from our estimates, the amount of our tax expense and liabilities could be materially impacted.

We have recorded a full valuation allowance related to our deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date, and then, only in an amount more likely than not to be sustained upon review by the tax authorities. Where applicable, we classify associated interest and penalties as income tax expense. The total amounts of interest and penalties were not material. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Stock-Based Compensation

We measure and recognize compensation expense for all stock options based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. Forfeitures are accounted for when they occur. We recognize the fair value of stock options which contain performance conditions based upon the probability of the performance conditions being met. We have not issued awards where vesting is subject to a market condition; however, if we were to grant such awards in the future, recognition would be based on the derived service period. Expense for awards with performance conditions are estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met.

The determination of the grant date fair value of options using an option pricing model is affected principally by our estimated common stock fair value and requires management to make a number of other assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of grant. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future. For more information refer to Note 2 and 6 to the consolidated financial statements.

These assumptions are estimated as follows:

•	Fair Value of Common Stock. As our common stock has not historically been publicly traded, we estimated the fair value of common stock. See “—Fair Value of Common and Preferred Stock.”

•	Expected Term. The expected term represents the period that our stock options are expected to be outstanding. We calculated the expected term using the simplified method based on the average of each option’s vesting term and the contractual period during which the option can be exercised, which is typically 10 years following the date of grant.

•	Expected Volatility. The expected volatility was based on the historical stock volatility of several of our comparable publicly traded companies over a period of time equal to the expected term of the options, as we do not have any trading history to use the volatility of our own common stock.

•	Risk-Free Interest Rate. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities appropriate for the term of the award.

•	Expected Dividend Yield. We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.

The following table reflects the weighted average assumptions used to estimate the fair value of options granted during the periods presented:

	Year Ended December 31,
	2015	2016	2017
Expected term (years)	7.0 years	7.0 years	7.0 years
Expected volatility	51-55%	51-56%	50-51%
Risk-free interest rate	1.6-1.9%	0.5-2.1%	0.7-2.2%
Expected dividend yield	0%	0%	0%

Fair Value of Common and Preferred Stock

Historically, for all periods prior to December 31, 2017, the fair values of the shares of common stock underlying our stock options and shares of preferred stock underlying warrants were estimated on each grant date by our board of directors. In order to determine the fair value of our common and preferred stock, our board of directors considered, among other things, contemporaneous valuations of our common and preferred stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. Given the absence of a public trading market of our capital stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common and preferred stock, including:

•	contemporaneous third-party valuations of our common and preferred stock;

•	the prices, rights, preferences and privileges of our preferred stock relative to the common stock;

•	our business, financial condition and results of operations, including related industry trends affecting our operations;

•	the likelihood of achieving a liquidity event, such as an IPO or sale of our company;

•	the lack of marketability of our common and preferred stock;

•	the market performance of comparable publicly traded technology companies; and

•	U.S. and global economic and capital market conditions and outlook.

The following table summarizes by grant date the number of shares of common stock subject to stock options granted from June 30, 2016, as well as the associated per share exercise price and the estimated fair value per share of our common stock as of the grant date:

Grant Date	Number of Options Granted (#)	Exercise Price per Share of Common Stock ($)	Estimated Fair Value Per Share of Common Stock ($)
August 2, 2016	680,119	20.00	17.92
August 4, 2016	153,770	20.00	17.92
September 15, 2016	468	20.00	17.88
October 14, 2016	50,000	20.00	17.84
November 17, 2016	25,000	20.00	17.84
December 6, 2016	50,000	20.00	22.68
February 3, 2017	60,919	17.84	25.88
April 1, 2017	342,823	24.48	28.16
April 3, 2017	1,250	24.48	28.16
April 4, 2017	375	24.48	28.16
April 26, 2017(1)	1,112	30.44	24.60
May 4, 2017(1)	262,499	30.44	24.60
July 18, 2017	19,529	30.44	24.76
December 15, 2017(2)	28,748	24.24	13.00

(1) These options were deemed granted for financial reporting purposes on July 7, 2017 when the exercise price was determined.

(2) These options were deemed granted for financial reporting purposes on February 8, 2018 when the exercise price was determined.

Based on the IPO price of $13.00 per share, the intrinsic value of vested and unvested stock options outstanding as of December 31, 2017 was $4.9 million and $0.1 million, respectively. In 2016, we extended the exercise period of vested stock options held by employees affected by our reduction in force and recognized less than $0.1 million of additional expense related to these modifications, which expense is not reflected in the table above.

Common and Preferred Stock Valuation Methodology

In valuing our common and preferred stock, our board of directors determined the equity value of our business generally using a combination of the income approach and the market approach valuation methods.

The income approach estimates value based on the expectation of future cash flows that a company will generate, such as cash earnings, cost savings, tax deductions and the proceeds from disposition. These future cash flows are discounted to their present values using a discount rate derived based on an analysis of the cost of capital of comparable publicly traded companies in similar lines of business, as of each valuation date, and is adjusted to reflect the risks inherent in our cash flows.

The market approach estimates the fair value of a company by applying market multiples of comparable publicly traded companies in a similar line of business. The market multiples are based on relevant metrics implied by the price that investors have paid for the equity of publicly traded companies. Given our significant focus on investing in and growing our business, we primarily utilized the forward-looking revenue multiple when performing valuation assessments under the market approach and considered both trading and transaction multiples. When considering which companies to include as our comparable industry peer companies, we focused on U.S.-based publicly traded companies that were broadly comparable to us based on consideration of industry, market and line of business. From the comparable companies, a representative market value multiple was determined and applied to our operating results to estimate the value of our company. The market value multiple was determined based on consideration of multiples of revenue to each of the comparable companies’ last 12-month revenue and the forecasted future 12-month revenue. In addition, the market approach considers IPO and merger and acquisition transactions involving companies similar to the company’s business being valued. Multiples of revenue are calculated for these transactions and then applied to the business being valued, after reduction by an appropriate discount.

Once an equity value was determined, we utilized the option price method, or OPM, or probability-weighted expected return method, or PWERM, to allocate the overall value of equity to the various share classes. The OPM was used in valuations as of and for dates prior to December 31, 2016 and the PWERM was used in all subsequent valuations. The OPM treats common stock and convertible preferred stock as call options on a company’s enterprise value with exercise prices based on the liquidation preferences of the convertible preferred stock. Under this method, the common stock only has value if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of an assumed liquidity event. The value assigned to the common stock is the remaining value after the convertible preferred stock is liquidated. The OPM prices the call option using the Black-Scholes model. The PWERM relies on a forward-looking analysis to predict the possible future value of a company. Under this method, discrete future outcomes, including an IPO and non-IPO scenarios, are weighted based on the estimated the probability of each scenario. The PWERM is used when discrete future outcomes can be predicted with reasonable certainty based on a probability distribution. We relied on the PWERM to allocate the value of equity under a liquidity scenario. The projected equity value relied upon in the PWERM scenario was based on (1) guideline IPO transactions involving companies that were considered broadly comparable to us and (2) our expectation of the pre-money valuation that we needed to achieve to consider an IPO as a viable exit strategy. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on our valuation methodology.

Following the closing of our IPO, the fair value of our common stock will be determined based on the closing price of our common stock on the Nasdaq Global Market.

Fair Value of Convertible Promissory Notes

The redemption features included in the terms of our convertible promissory notes were determined to be derivative liabilities due to a significant discount within the redemption features for the note holders. Embedded derivatives that are not clearly and closely related to the host contract are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains (losses) on the host contract and derivative will be reflected in the consolidated statements of operations. We elected the fair value option for our convertible promissory notes and recognized losses from their initial measurement. Initial losses of $7.6 million is recorded in change in fair value of convertible promissory notes and additional initial losses of $7.9 million related to the convertible promissory notes issued to Aimia is recorded in termination of U.K. agreement expense on our consolidated statements of operations. Subsequent changes in fair value of our convertible promissory notes are included in change in fair value of convertible promissory notes on our consolidated statements of operations.

To determine the fair value of our convertible promissory notes, we utilized key assumptions from the PWERM, as shown above. Under this method, we considered the redemption features of the convertible promissory notes, as described in Note 5 to our consolidated financial statements appearing elsewhere in this Annual Report, to determine the fair value under discrete future outcomes, including IPO and non-IPO scenarios. We weighted the fair values based on the estimated probability of each scenario to determine the overall fair value of the convertible promissory notes as of the balance sheet date. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report for further details on our valuation methodology.

Fair Value of Preferred Stock Warrants

We derived the fair value of the preferred stock warrants using key assumptions from the PWERM, as shown above, and an interpolation methodology that considered the timing of future potential liquidity events, changes to our forecasted financial results and changes in the valuation of comparable companies to determine the fair value of the warrants to purchase shares of our Series B-R redeemable convertible preferred stock and Series D-R redeemable convertible preferred stock.

Fair Value of Common Stock Warrants

To determine the fair value of our common stock warrants issued in connection with our Series G preferred stock financing, we utilized a Monte Carlo simulation, which allows for the modeling of complex securities and evaluates many possible outcomes to forecast the stock price of the company post-IPO. As part of the valuation, we considered various scenarios related to the pricing, timing and probability of an IPO. We applied an annual equity volatility of 59% and a discount for lack of marketability of 11% to arrive at a valuation of $7.5 million on the issuance date.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	December 31,
	2016	2017
Cash and cash equivalents	$22,838	$21,262
Accounts receivable, net	42,042	48,348
Working capital	28,720	32,490

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of December 31, 2017 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

Through December 31, 2017, we have incurred accumulated net losses of $268.4 million since inception, including losses of $40.6 million, $75.7 million and $19.6 million for the years ended December 31, 2015, 2016 and 2017, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings and private placements of our redeemable convertible preferred stock, as well as lines of credit and term loans. We have received net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes through December 31, 2017. Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.

As of December 31, 2017, we had $21.3 million in cash and cash equivalents and $13.4 million of available borrowings under our Line of Credit. As of December 31, 2017, we had $1.9 million in cash and cash equivalents in the U.K. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds. As of December 31, 2017, we had $25.1 million outstanding under our Line of Credit and $32.9 million outstanding under our Term Loan, exclusive of the unamortized discount of $1.1 million. In connection with our Line of Credit, we are subject to financial covenants that include a requirement of a total cash balance plus availability under the Line of Credit of not less than $5.0 million and a moving minimum trailing twelve month revenue covenant. In February 2018, we raised $66.1 million in net proceeds from our IPO.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our platform, the introduction of new solutions and the continued market acceptance of our solutions. We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months following the date our consolidated financial statements were issued. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.

Sources of Funds

Initial Public Offering

On February 13, 2018, we closed our IPO in which we issued and sold 5,400,000 shares of common stock at a public offering price of $13.00 per share, resulting in gross proceeds of $70.2 million. On February 14, 2018, pursuant to the underwriters’ partial exercise of their over-allotment option to purchase up to an additional 810,000 shares from us, we issued and sold an additional 421,355 additional shares of our common stock, resulting in additional gross proceeds to us of $5.5 million. In total, we issued 5,821,355 shares of common stock and raised $75.7 million in gross proceeds, or $66.1 million in net proceeds after deducting underwriting discounts and commissions of $5.3 million and estimated offering costs of $4.3 million.

The principal purposes of the IPO were to increase our financial flexibility, create a public market for our common stock, and facilitate our future access to the capital markets. We have used and expect to continue to use the net proceeds of the IPO for working capital and other general corporate purposes. These expectations are subject to change.

Series G Preferred Stock Financing

In May 2017, we sold an aggregate of 346,334 shares of our Series G redeemable convertible preferred stock, including to certain of our existing stockholders, at a price of $34.4758 per share for aggregate gross proceeds of approximately $11.9 million. In connection with the issuance of our Series G redeemable convertible preferred stock, we issued warrants to purchase an aggregate number of shares of our common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants become exercisable and the denominator of which is such volume weighted average closing price, which warrants are exercisable upon the earlier to occur of the date (i) 180 days following the date of the prospectus for our IPO, dated February 8, 2018 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on February 9, 2018 and (ii) 10 days prior to a sale of our company.

Issuance of Convertible Notes

In April, May, June and July 2016, we raised capital through the issuance of unsecured convertible promissory notes, or collectively, the Existing Stockholder Notes, to certain of our existing stockholders in an aggregate principal amount of $27.0 million, at an interest rate of 10% per year, compounded annually. The maturity date of the Existing Stockholder Notes, or the Maturity Date, was the earliest to occur of: (1) a date after April 26, 2018, as specified by the holders of a majority of the aggregate unpaid principal amount outstanding under the Existing Stockholder Notes, (2) our liquidation, dissolution or wind up, including a sale of all or substantially all of our assets or a majority of our voting power or (3) an event of default under the Existing Stockholder Notes. The Existing Stockholder Notes were subordinate to our existing credit facilities with National Electrical Benefit Funds, Ally Bank and Pacific Western Bank described below. In February 2017, we extended the Maturity Date of the Existing Stockholder Notes to the earliest to occur upon the earliest of April 26, 2019 or the occurrence of the events specified in clauses (2) or (3) above. The Existing Stockholder Notes were convertible into shares of our capital stock, depending on certain triggering events. In May 2017, upon the closing of the Series G preferred stock financing described above, the convertible promissory notes converted into an aggregate of 1,295,746 shares of Series G’ redeemable convertible preferred stock.

Uses of Funds

Our collection cycles can vary from period to period based on the payment practices of our marketers and their agencies. We are typically obligated to pay Consumer Incentives with respect to our Cardlytics Direct solution by the end of the month following redemption, regardless of whether we have collected payment from a marketer or its agency. We are generally obligated to pay our FI partners’ FI Share by the end of the month following our collection of payment from the applicable marketer or its agency. As a result, timing of cash receipts from our marketers can significantly impact our cash provided by (used in) operating activities for any period. Further, the timing of payment of commitments and implementation fees to our FI partners may also result in variability of our cash provided by (used in) operating activities for any period. During the first quarter of the calendar year, our working capital needs increase due to the seasonality of our business, which may exacerbate any lag between the timing of our payment of Consumer Incentives and our receipt of payment from marketers and their agencies. These cash flow dynamics may change over time as we continue to grow sales of our Other Platform Solutions as a percentage of revenue.

Historical Cash Flows

The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2015	2016	2017
	(in thousands)
Cash and cash equivalents at beginning of period	$51,198	$27,609	$22,968
Net cash used in operating activities	(29,158)	(32,498)	(22,102)
Net cash used in investing activities	(6,301)	(2,545)	(1,647)
Net cash from financing activities	11,927	30,809	21,761
Effect of exchange rates on cash and cash equivalents	(57)	(407)	282

Cash and cash equivalents at end of period	$27,609	$22,968	$21,262

Operating Activities

Cash used in operating activities is primarily driven by our operating losses. We expect that we will continue to use cash from operating activities in 2017 as we invest in our business.

Operating activities used $22.1 million of cash in 2017, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $19.6 million and a $14.2 million change in our net operating assets and liabilities, partially offset by non-cash charges of $11.8 million. The non-cash charges primarily related to depreciation and amortization expense, accretion of debt discount charged to interest expense, and stock-based compensation expense, offset by a gain related to change the change in fair value of convertible promissory notes. The change in our net operating assets and liabilities was primarily due to a $6.8 million increase in deferred FI Implementation costs, a $7.5 million increase in accounts receivable resulting from increased sales from 2017 compared to 2016 and a $1.4 million increase in accounts payable and accrued expenses, offset by increases in FI Share liability and Consumer reward liability also resulting from increased sales from 2017 compared to 2016.

Operating activities used $32.5 million of cash in 2016, which reflected growth in revenue from new customers and changes to our pricing model, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $75.7 million and a $13.9 million change in our net operating assets and liabilities, partially offset by non-cash charges of $57.1 million. The non-cash charges primarily related to the termination of the U.K. cooperation agreement, depreciation and amortization expense, and stock-based compensation expense. The change in our net operating assets and liabilities was primarily due to an $8.2 million increase in deferred FI implementation costs, a $5.8 million increase in accounts receivable resulting from additional sales, and a $5.2 million increase in accounts payable and accrued expenses.

Operating activities used $29.2 million of cash in 2015, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $40.6 million, partially offset by a change in our operating assets and liabilities of $6.1 million and non-cash charges of $5.3 million primarily related stock-based compensation expense and depreciation and amortization expense. The change in our net operating assets and liabilities was primarily due to a $13.2 million increase in operating liabilities, partially offset by a $7.5 million increase in accounts receivable and deferred FI implementation costs.

Investing Activities

Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and the capitalization of costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2017 as we continue to invest in and grow our business.

Investing activities used $1.6 million in cash in 2017. Our investing cash flows during this period primarily consisted of purchases of technology hardware and costs to develop internal-use software.

Investing activities used $2.5 million in cash in 2016. Our investing cash flows during 2016 primarily consisted of purchases of technology hardware and software and costs to develop internal-use software.

Investing activities used $6.3 million in cash in 2015. Our investing cash flows during 2015 primarily consisted of purchases for leasehold improvements to our new corporate headquarters, purchases of our new transaction data storage and analysis systems and costs to develop internal-use software to support our growth.

Financing Activities

Our cash flows from financing activities have primarily been comprised of net proceeds from our borrowings under our debt facilities.

Financing activities provided $21.8 million in cash during the year ended December 31, 2017. Our financing activities during this period consisted primarily of the issuance of $11.9 million of redeemable convertible preferred stock, $5.0 million of borrowings under our Term Loan and $7.5 million of borrowings under our Line of Credit, partially offset by equity issuance costs of $2.7 million.

Financing activities provided $30.8 million in cash in 2016. Our financing activities during 2016 primarily consisted of $24.0 million of borrowings under our Term Loan, $27.0 million from the issuance of our Existing Stockholder Notes, $15.3 million of borrowing under our Line of Credit, offset by a $32.0 million extinguishment of our Repaid Term Loan and our Repaid Line of Credit.

Financing activities provided $11.9 million in cash in 2015. Our financing activities during 2015 primarily consisted of $12.1 million of borrowings under our Repaid Line of Credit.

Contractual Obligations & Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2017:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Debt(1)	$—	$57,969	$—	$—	$57,969
Capital leases(2)	44	44	13	—	101
Operating leases(3)	2,664	4,778	3,357	4,173	14,972
FI implementation costs(4)	9,250	—	—	—	9,250

Total	$11,958	$62,791	$3,370	$4,173	$82,292

(1) Amount represents $25.1 million of our Line of Credit and $32.9 million of our Term Loan. Included in this balance are principal and interest payments due under our Line of Credit and our Term Loan. Accrued interest included in this amount is $6.2 million.

(2) Capital leases represent principal payments.

(3) Operating lease obligations represent future minimum lease payments under our non-cancelable operating leases with an initial term in excess of one year.

(4) FI implementation costs represent gross amounts due to FIs for implementation of certain of our solutions. These agreements allow for $5.4 million and $4.6 million to be reimbursed to us through future reductions to FI Share in 2018 and 2019, respectively.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table above does not include obligations under agreements that we can cancel without a significant penalty.

We also have a minimum FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period after June 30, 2018 and upon completion of milestones which have not yet been met. Also, unrecognized tax benefits totaled $0.7 million as of December 31, 2017. The table above does not include these obligations.

In 2017, we entered into agreements with certain FI partners to fund implementation and development costs of $0.9 million and $9.3 million in 2017 and 2018, respectively, of which $5.0 million will be reimbursed to us through reductions in FI Share in 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Debt Obligations

In July 2016, we entered into a credit agreement, or the Term Loan, for a term loan with National Electrical Benefit Fund as lender, or the Lender, and Columbia Partners, L.L.C as investment manager. As of December 31, 2017, there was approximately $31.8 million outstanding under the Term Loan. The Term Loan is secured by substantially all of our assets and carries a fixed interest rate equal to (1) 13.25%, of which 3% is payable in cash and the remaining 10.25% is payable in-kind, (2) 12.75%, subsequent to an IPO with gross proceeds of at least $75.0 million, of which 3% is payable in cash and the remaining 9.75% is payable in-kind or (3) 11.25%, if our adjusted EBITDA for the four most recent trailing fiscal quarters then-ended is greater than $1.0 million and we are not in an event of default, of which 3% is payable in cash and the remaining 8.25% is payable in-kind. The Term Loan expires in July 2019.

The Term Loan contains customary affirmative and negative covenants, including restrictions on mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and restrictions on payments of dividends. The Term Loan also requires us to maintain a total cash balance and unrestricted availability under our senior Line of Credit of not less than $3.0 million. Once we have achieved an adjusted EBITDA of at least $1.0 million for two consecutive fiscal quarters, this cash balance requirement will be permanently waived. The Term Loan contains customary event of default provisions, including in the event of a change of control, the occurrence of which could lead to an acceleration of our obligations under the Term Loan. We were in compliance with all covenants as of December 31, 2017.

Pursuant to the Term Loan, we granted National Electrical Benefit Fund a warrant to purchase 97,125 shares of our common stock at a price per share of $20.00. We also issued to National Electrical Benefit Fund an unsecured convertible promissory note in an aggregate principal amount of $6.0 million, at an interest rate of 10% per year, compounded annually. This unsecured convertible promissory note was issued under the same terms as the Existing Stockholder Notes.

In April 2017, we amended our Term Loan to remove the acceleration of our repayment upon an IPO and reduce the interest rate by 0.5% subsequent to an IPO. In June 2017, we amended and restated our Term Loan to permit us to borrow an additional $5.0 million. In connection with this amendment, we issued National Electrical Benefit Fund warrants to purchase up to an aggregate of 17,500 shares of common stock at a price per share of $27.68.

In September 2016, we entered into a loan and security agreement, or the Line of Credit, with Ally Bank and Pacific Western Bank. Under the Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. The Line of Credit is secured by substantially all of our assets and carries a floating interest rate equal to the prime rate in effect from time to time plus 3.5%, not to be less than 7.0% per year, provided that in no event will the accrued interest payable be less than $87,500 per month. All other amounts borrowed are to be paid in full on the maturity date in March 2019.

The Line of Credit contains customary affirmative and negative covenants, including restrictions on mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and restrictions on payments of dividends. The Line of Credit requires us to maintain a total cash balance plus liquidity under the Line of Credit of not less than $5.0 million. The Line of Credit also contains a moving minimum trailing twelve month revenue covenant, which was $119.5 million for the period ended December 31, 2017. The Line of Credit contains customary event of default provisions, including in the event of a material adverse change, the occurrence of which would allow the lenders to cease making advances and accelerate repayment of all the then outstanding amounts. We were in compliance with all covenants as of December 31, 2017. As of December 31, 2017, there was $25.1 million outstanding under the Line of Credit.

Terminated Loan Agreements

We were party to an Amended and Restated Loan and Security Agreement, or the Repaid Line of Credit, for a line of credit with Silicon Valley Bank, as lender. Under the Repaid Line of Credit, we were able to borrow up to the lesser of $25.0 million or 80% of eligible accounts receivable. The Repaid Line of Credit also required us to maintain a minimum adjusted quick ratio of at least 1.00:1.00. We were not in compliance with the financial covenant related to our quick ratio during September and October 2015. On October 14, 2015, we entered into a First Loan Modification Agreement, providing a waiver for these defaults as well as updating the financial covenant and springing lockbox feature. Under the amended terms, the financial covenants include a $10.0 million minimum cash balance and minimum quarterly profitability thresholds, and the springing lockbox feature was based on maintaining a $15.0 million minimum cash balance. We were not in compliance with our minimum quarterly profitability threshold during the fourth quarter of 2015. In February 2016, we obtained a waiver from the lender of this default. On June 16, 2016, we entered into a Second Loan Modification Agreement, providing for changes to the interest rate and additional terms. On July 21, 2016, we entered into a Third Loan Modification Agreement, approving a subordinated credit agreement and changing requirements regarding additional financing. On July 29, 2016, we entered into a Fourth Loan Modification Agreement, altering various financial covenants. We paid off this loan in full on September 12, 2016.

We were also party to an Amended and Restated Loan and Security Agreement, or the Repaid Term Loan, for growth capital advances with Gold Hill Capital 2008, L.P. and Silicon Valley Bank, as lenders, pursuant to which we received loans of $2.0 million in 2010, $10.0 million in 2012 and approximately $1.2 million in 2015. We paid off this loan in full in July 2016.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking and money market accounts. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate. Additionally, the interest rate on our Line of Credit, Term Loan and convertible notes is fixed and not subject to changes in market interest rates. However, the interest rate on our Line of Credit with Ally is variable, with an interest rate of prime plus 3.50%. The current prime rate is 4.50% and a 10% increase in the current prime rate would, for example, result in a $0.2 million increase in interest expense if the maximum borrowable amount under our $50.0 million line of credit were outstanding for an entire year.

Foreign Currency Exchange Risk

Both revenue and operating expense in our U.K. entity are denominated in British pounds and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during 2017, our operating expense would have increased by $0.9 million and if the average value of the British pound had been 10% higher relative to the U.S. dollar during 2016, our operating expense would have increased by $0.6 million.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Cardlytics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cardlytics, Inc. and its wholly-owned subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 19, 2018

We have served as the Company’s auditor since 2012.

CARDLYTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

	December 31,
	2016	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,838	$21,262
Restricted cash	130	—
Accounts receivable, net	42,042	48,348
Other receivables	1,774	2,898
Prepaid expenses and other assets	1,540	2,121

Total current assets	68,324	74,629
PROPERTY AND EQUIPMENT, net	8,345	7,319
INTANGIBLE ASSETS, net	476	528
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net	—	433
DEFERRED FI IMPLEMENTATION COSTS, net	8,451	13,625
OTHER LONG-TERM ASSETS	1,263	4,224

Total assets	$86,859	$100,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,369	$1,554
Accrued liabilities:
Accrued compensation	3,122	4,638
Accrued expenses	4,410	4,615
FI Share liability	23,109	23,914
Consumer Incentive liability	5,857	7,242
Deferred billings	638	132
Short-term debt:
Capital leases	99	44

Total current liabilities	$39,604	$42,139

LONG-TERM LIABILITIES:
Deferred liabilities	$4,071	$3,670
Warrant liability	2,197	10,230
Long-term debt, net of current portion:
Lines of credit	15,652	25,081
Term loans	23,715	31,830
Capital leases	101	57
Convertible promissory notes (recognized at fair value through net loss)	8,662	—
Convertible promissory notes—related parties (recognized at fair value through net loss)	63,670	—

Total long-term liabilities	$118,068	$70,868

See notes to the consolidated financial statements

CARDLYTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

	December 31,
	2016	2017
LIABILITIES AND STOCKHOLDERS’ DEFICIT
COMMITMENTS AND CONTINGENCIES (Note 13)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series G’ preferred stock, $0.0001 par value—5,339 shares authorized and 1,296 shares issued and outstanding as of December 31, 2017	$—	$44,672
Series G preferred stock, $0.0001 par value—1,385 shares authorized and 346 shares issued and outstanding as of December 31, 2017	—	5,110
Series F/F-R preferred stock, $0.0001 par value—10,000 and 5,000 shares authorized and 1,199 shares issued and outstanding as of December 31, 2016 and 2017, respectively	57,958	58,449
Series E/E-R preferred stock, $0.0001 par value—14,800 and 7,400 shares authorized and 795 shares issued and outstanding as of December 31, 2016 and 2017, respectively	29,963	29,972
Series D/D-R preferred stock, $0.0001 par value—11,574 and 5,787 shares authorized and 1,396 shares issued and outstanding as of December 31, 2016 and 2017, respectively	32,642	32,728
Series C/C-R preferred stock, $0.0001 par value—12,063 and 6,032 shares authorized and 1,508 shares issued and outstanding as of December 31, 2016 and 2017, respectively	18,323	18,366
Series B/B-R preferred stock, $0.0001 par value—19,191 and 9,596 shares authorized and 2,247 shares issued and outstanding as of December 31, 2016 and 2017, respectively	5,286	5,288
Series A/A-R preferred stock, $0.0001 par value—15,055 and 7,528 shares authorized and 1,857 shares issued and outstanding as of December 31, 2016 and 2017, respectively	1,850	1,852

Total redeemable convertible preferred stock	$146,022	$196,437

STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value—64,000 and 83,000 shares authorized and 2,590 and 3,439 shares issued and outstanding as of December 31, 2016 and 2017, respectively	$—	$—
Additional paid-in capital	29,867	58,693
Accumulated other comprehensive income	2,102	1,066
Accumulated deficit	(248,804)	(268,445)

Total stockholders’ deficit	(216,835)	(208,686)

Total liabilities and stockholders’ deficit	$86,859	$100,758

See notes to the consolidated financial statements

CARDLYTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2015	2016	2017
REVENUE	$77,634	$112,821	$130,365
COSTS AND EXPENSES:
FI Share and other third-party costs	47,691	66,285	73,247
Delivery costs	4,803	6,127	7,012
Sales and marketing expense	32,784	31,261	31,927
Research and development expense	11,604	13,902	12,150
General and administration expense	18,197	21,355	20,100
Depreciation and amortization expense	2,194	4,219	3,028
Termination of U.K. agreement expense	—	25,904	—

Total costs and expenses	117,273	169,053	147,464

OPERATING LOSS	(39,639)	(56,232)	(17,099)

OTHER INCOME (EXPENSE):
Interest expense, net	(1,484)	(6,170)	(8,239)
Change in fair value of warrant liability	914	(32)	(581)
Change in fair value of convertible promissory notes	—	(786)	(1,244)
Change in fair value of convertible promissory notes—related parties	—	(10,091)	6,213
Other (expense) income, net	(432)	(2,385)	1,309

Total other expense	(1,002)	(19,464)	(2,542)

LOSS BEFORE INCOME TAXES	(40,641)	(75,696)	(19,641)
INCOME TAX BENEFIT	16	—	—

NET LOSS	$(40,625)	$(75,696)	$(19,641)
Adjustments to the carrying value of redeemable convertible preferred stock	(1,001)	(982)	(5,743)

Net loss attributable to common stockholders	$(41,626)	$(76,678)	$(25,384)

Net loss per share attributable to common stockholders, basic and diluted	$(19.91)	$(32.48)	$(7.86)

Weighted-average common shares outstanding, basic and diluted	2,091	2,361	3,230

See notes to the consolidated financial statements

CARDLYTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Year Ended December 31,
	2015	2016	2017
NET LOSS	$(40,625)	$(75,696)	$(19,641)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of zero tax	383	1,519	(1,036)

TOTAL COMPREHENSIVE LOSS	$(40,242)	$(74,177)	$(20,677)

See notes to the consolidated financial statements

CARDLYTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
BALANCE — December 31, 2014	2,041	$—	$8,283	$200	$(132,125)	$(123,642)

Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	165	—	(165)	—
Exercise of common stock options	102	—	464	—	—	464
Repurchase of common stock	(8)	—	—	—	(193)	(193)
Stock-based compensation	—	—	2,453	—	—	2,453
Accretion of redeemable convertible preferred stock to redemption value	—	—	(1,001)	—	—	(1,001)
Other comprehensive income	—	—	—	383	—	383
Net loss	—	—	—	—	(40,625)	(40,625)

BALANCE — December 31, 2015	2,135	$—	$10,364	$583	$(173,108)	$(162,161)

Conversion of preferred stock	412	—	15,021	—	—	15,021
Conversion of preferred stock warrants	—	—	777	—	—	777
Exercise of common stock options	43	—	279	—	—	279
Issuance of common stock warrants	—	—	961	—	—	961
Stock-based compensation	—	—	3,447	—	—	3,447
Accretion of redeemable convertible preferred stock to redemption value	—	—	(982)	—	—	(982)
Other comprehensive income	—	—	—	1,519	—	1,519
Net loss	—	—	—	—	(75,696)	(75,696)

BALANCE — December 31, 2016	2,590	$—	$29,867	$2,102	$(248,804)	$(216,835)

Conversion of convertible promissory notes to common stock	801	—	24,392	—	—	24,392
Exercise of common stock options	48	—	230	—	—	230
Issuance of common stock warrants	—	—	312	—	—	312
Stock-based compensation	—	—	5,147	—	—	5,147
Beneficial conversion feature of Series G preferred stock	—	—	4,488	—	—	4,488
Deemed dividend related to beneficial redemption feature	—	—	(4,488)	—	—	(4,488)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(1,255)	—	—	(1,255)
Other comprehensive loss	—	—	—	(1,036)	—	(1,037)
Net loss	—	—	—	—	(19,641)	(19,641)

BALANCE — December 31, 2017	3,439	$—	$58,693	$1,066	$(268,445)	$(208,686)

See notes to the consolidated financial statements

CARDLYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2015	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,625)	$(75,696)	$(19,641)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in allowance for doubtful accounts	725	1,100	73
Depreciation and amortization expense	2,194	4,219	3,028
Amortization of financing costs charged to interest expense	152	297	560
Accretion of debt discount charged to interest expense	75	4,368	6,889
Stock-based compensation expense	2,453	3,447	5,147
Termination of U.K. agreement expense	—	25,904	—
Change in fair value of warrant liability	(914)	32	581
Change in fair value of convertible promissory notes	—	786	1,244
Change in fair value of convertible promissory notes—related parties	—	10,091	(6,213)
Other non-cash expenses	650	6,809	451
Change in operating assets and liabilities:
Accounts receivable	(5,476)	(5,789)	(7,503)
Prepaid expenses and other assets	480	(529)	(666)
Deferred FI implementation costs	(2,023)	(8,200)	(6,800)
Accounts payable	1,972	(1,234)	(1,907)
Other accrued expenses	4,076	(3,940)	466
Payable to related party, net	2,542	(459)	—
FI Share liability	1,756	8,482	804
Consumer Incentive liability	2,805	(2,186)	1,385

Total adjustment	11,467	43,198	(2,461)

Net cash used in operating activities	$(29,158)	$(32,498)	$(22,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,704)	(1,827)	(1,215)
Acquisition of intangible assets	(57)	(72)	(60)
Capitalized software development costs	(540)	(646)	(372)

Net cash used in investing activities	$(6,301)	$(2,545)	$(1,647)

See notes to the consolidated financial statements

CARDLYTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2015	2016	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	$47,917	$46,794	$12,500
Proceeds from issuance of debt — related parties	—	19,485	—
Principal payments of debt	(35,900)	(32,346)	(99)
Proceeds from issuance of common stock	464	279	230
Proceeds from issuance of Series G preferred stock	—	—	11,940
Equity issuance costs	(199)	(1,674)	(2,668)
Debt issuance costs	(162)	(1,417)	(142)
Debt extinguishment costs	—	(312)	—
Repurchase of common stock	(193)	—	—

Net cash from financing activities	$11,927	$30,809	$21,761

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(57)	(407)	282

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(23,589)	(4,641)	(1,706)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — beginning of period	51,198	27,609	22,968

CASH, CASH EQUIVALENTS AND RESTRICTED CASH — end of period	$27,609	$22,968	$21,262

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$1,279	$1,632	$873
Amounts accrued for property and equipment	$211	$—	$750
Amounts accrued for capitalized software development costs	$—	$—	$61

See notes to the consolidated financial statements

CARDLYTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”), is a Delaware corporation, and was formed on June 26, 2008. We make marketing more relevant and measurable through our purchase intelligence platform. Using one of the largest aggregations of purchase data through our partnerships with banks and credit unions, which we refer to as financial institutions (“FIs”), we have a secure view into where and when consumers are spending their money. By applying advanced analytics to this massive aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend.

On May 4, 2012, we formed Cardlytics UK Limited (“Cardlytics UK”), a wholly-owned subsidiary registered as a private limited company in England and Wales. As discussed in Note 12—Variable Interest Entity, Cardlytics UK was a party to a collaboration agreement whereby 50% of its income and losses are shared with Aimia EMEA Limited (“Aimia”). Cardlytics, Inc. obtained full control of Cardlytics UK in June 2016 upon the termination of the cooperation agreement in exchange for convertible promissory notes of the Company as discussed in Note 5—Debt.

On February 13, 2018, we closed our initial public offering (“IPO”), in which we issued and sold 5,400,000 shares of common stock at a public offering price of $13.00 per share, resulting in gross proceeds of $70.2 million. On February 14, 2018, pursuant to the underwriters’ partial exercise of their over-allotment option to purchase up to an additional 810,000 shares from us, we issued and sold an additional 421,355 additional shares of our common stock, resulting in additional gross proceeds to us of $5.5 million. In total, we issued 5,821,355 shares of common stock and raised $75.7 million in gross proceeds, or $66.1 million in net proceeds after deducting underwriting discounts and commissions of $5.3 million and estimated offering costs of $4.3 million. Upon the closing of the IPO, all of the outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock and all warrants to purchase shares of redeemable convertible preferred stock were automatically converted into warrants to purchase shares of common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock or warrants to purchase shares of redeemable convertible preferred stock outstanding. The consolidated financial statements as of December 31, 2017, including share and per share amounts, do not give effect to the IPO or conversion of the redeemable convertible preferred stock, as the IPO and such conversions were completed subsequent to December 31, 2017.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Cardlytics and Cardlytics UK. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, income taxes, stock-based compensation, derivative instruments, income tax valuation allowance, contingencies and changes in fair value of our convertible promissory notes. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.

Foreign Currency

Our foreign subsidiary, Cardlytics UK, records its assets, liabilities and results of operations in British Pounds, its functional currency. We translate Cardlytics UK’s financial statements into U.S. dollars each reporting period for purposes of consolidation. Assets and liabilities are translated at the period-end currency exchange rates, certain equity accounts are translated at historical exchange rates and income and expense amounts are translated at average currency exchange rates in effect for the period. The effect of these translation adjustments is reported in a separate component of stockholders’ deficit titled accumulated other comprehensive income.

We are also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the accompanying consolidated statements of operations. We recorded foreign currency losses totaling $0.4 million and $1.9 million in 2015 and 2016, respectively, and a foreign currency gain totaling $1.3 million in 2017.

Revenue

We have two reportable segments and generate revenue through the sale of two categories of solutions that leverage our intelligence platform: (1) our proprietary native banking channel, Cardlytics Direct and (2) our Other Platform Solutions. We generate revenue from the sale of our Cardlytics Direct service in the United States (“U.S.”) and the United Kingdom (“U.K.”) and our Other Platform Solutions in the U.S.

Cardlytics Direct

Our Cardlytics Direct solution is our proprietary native bank advertising channel that enables marketers to reach consumers through their trusted and frequently visited online and mobile banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases, which we refer to as Consumer Incentives. Leveraging our powerful predictive analytics, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers. We also pay our FI partners an FI Share. We have generated substantially all of our revenue from sales of Cardlytics Direct since inception.

We price Cardlytics Direct in two primary ways: (1) Cost per Served Sale (“CPS”), and (2) Cost per Redemption (“CPR”). In 2015, 2016 and 2017, CPS represented 67%, 67% and 66% of our revenue from Cardlytics Direct.

•	CPS. Our primary pricing model is CPS, which we created to meet the media buying preferences of marketers. We generate revenue by charging a percentage, which we refer to as the CPS Rate, of all purchases from the marketer by consumers (1) who are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS Rates for marketers based on our expectation of the marketer’s return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of billings. However, if the amount of Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. This has occurred infrequently and has been immaterial in amount for each of the periods presented.

•	CPR. Our initial pricing model is CPR, where marketers specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee, or the CPR Fee, for each purchase that we generate. We generate revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR Fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign. The CPR Fee is either a percentage of qualifying purchases or a flat amount.

Other Platform Solutions

We also generate revenue from our Other Platform Solutions offerings. Our Other Platform Solutions enable marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. For example, we use purchase intelligence to help marketers measure the impact of marketing campaigns outside of the Cardlytics

Direct channel on in-store and online sales. To the extent that we use purchase intelligence derived from a specific FI customer’s anonymized purchase data in the delivery of our Other Platform Solutions, we pay the applicable FI an FI Share calculated based on the relative contribution of the data provided by the FI to the overall delivery of the solutions. In order to test the efficacy of our Other Platform Solutions, we historically used programmatic vendors to run marketing campaigns outside of the Cardlytics Direct channel, and thereby delivered our Other Platform Solutions primarily as a managed service, which we discontinued as of July 31, 2017. This allowed us to gain valuable expertise in leveraging our purchase intelligence outside the banking channel. With regard to delivery of our Other Platform Solutions as a managed service, we charged marketers a fee based on the number of impressions that we delivered for their marketing campaign, calculated on a cost per thousand impressions, or CPM, basis. Revenue from Other Platform Solutions delivered as a managed service represented a significant majority of our total Other Platform Solutions revenue in 2015, 2016 and 2017 until it was discontinued on July 31, 2017.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, on a transaction when all of the following conditions have been satisfied:

•	persuasive evidence of an agreement exists;

•	the service has been provided to the customer;

•	fees are fixed or determinable; and

•	the collection of the fees is reasonably assured.

If any of these criteria are not met, revenue recognition is deferred until such time that all of the criteria are met. Our deferred revenue is primarily comprised of payments received in advance for Cardlytics Direct marketing campaigns.

We sell our solutions by entering into agreements directly with marketers or their marketing agencies. The agreements state the terms of the arrangement, the agreed upon fee and, with respect to Cardlytics Direct, the fixed period of time the offers will be available to FI customers. Persuasive evidence of an arrangement is considered to exist and the fee is considered fixed and determinable upon the execution of an insertion order. With respect to our Cardlytics Direct service, the service is deemed to have been provided to the marketer as FIs’ customers make qualifying purchases during the marketing campaign term. With respect to Other Platform Solutions, the service is deemed to have been provided (1) for non-managed service campaigns, when we deliver the purchase intelligence to the marketer and (2) for managed service campaigns, when the digital advertising impressions contemplated by the campaign have been served to targeted consumers. We determine collectability upfront and on an on-going basis by performing credit evaluations and monitoring our marketers’ accounts receivable balances.

Gross/Net Consideration

We evaluate the appropriateness of revenue reporting on a gross or net basis by considering the indicators outlined within ASC Topic 605-45, Revenue Recognition—Principal Agent Considerations and ASC Topic 605-50, Customer Payments and Incentives. We consider the nature of the costs and risks associated with the indicators present in evaluating the substance of an arrangement. We consider the relative strength of each indicator and certain factors may be assessed to carry more weight in the evaluation.

Consumer Incentives

We report our revenue on our consolidated statements of operations net of Consumer Incentives. We generally pay Consumer Incentives only with respect to our Cardlytics Direct service. We do not provide the goods or services that are purchased by our FIs’ customers from the marketers to which the Consumer Incentives relate. Accordingly, the marketer is deemed to be the principal in the relationship with the customer and, therefore, the Consumer Incentive is deemed to be a reduction in the purchase price paid by the customer for the marketer’s goods or services. While we are responsible for remitting Consumer Incentives to our FI partners for further payment to their customers, we function solely as an agent of marketers in these arrangements.

Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis. During 2015, 2016 and 2017, Consumer Incentives totaled $56.3 million, $57.0 million and $61.2 million, respectively.

FI Share and Other Third-Party Costs

We report our revenue on our consolidated statements of operations gross of FI Share. FI Share is included in FI Share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not our FI partners act as the principal in our arrangements with marketers. We are responsible for the fulfillment and acceptability of the services purchased by marketers. We also have latitude in establishing the price of our services, have discretion in supplier selection and earn variable amounts. FIs only supply consumer purchase data and digital marketing space and have no involvement in the marketing campaigns or relationship (contractual or otherwise) with marketers.

We report our revenue on our consolidated statements of operations gross of media costs. We incur media costs in connection with the delivery of managed services with respect to our Other Platform Solutions. Media costs are included in FI Share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not exchanges or digital publishers act as the principal in our arrangements with marketers.

FI Share and Other Third-Party Costs

FI Share and other third-party costs consist primarily of the FI Share that we pay our FI partners, media and data costs, and through June 30, 2016, allocation of revenue in the U.K. to Aimia as discussed in Note 12—Variable Interest Entity. FI Share and other third-party costs also include the amortization or impairment of implementation costs incurred pursuant to our agreements with certain FI partners, any incremental costs due to FIs as part of FI Share commitments, as well as non-cash expense that we may incur from time to time upon the vesting of outstanding performance-based warrants to purchase shares of our redeemable convertible preferred stock and common stock that we issued to certain FI partners. With respect to Cardlytics Direct, we pay FI Share based on the full amount of billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs. To the extent that we use a specific FI customer’s anonymized purchase data in the delivery of our Other Platform Solutions, we pay the applicable FI an FI Share calculated based on the relative contribution of the data provided by the FI to the overall delivery of the services.

Delivery Costs

Delivery costs consist primarily of personnel-related costs of our campaign, data operations and production support teams, including salaries, benefits, bonuses and payroll taxes, as well as stock-based compensation expense. Delivery costs also include hosting facility costs, internally developed and purchased or licensed software costs, outsourcing costs and professional services costs.

Accounts Receivable

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts, determined based on the probability of future collection. When we become aware of circumstances that may decrease the likelihood of collection, we record a specific allowance against amounts due, which reduces the receivable to the amount that we believe will be collected. For all other accounts receivable, we determine the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. The following table presents changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2016	2017
Beginning balance	$143	$746	$653
Bad debt expense	725	1,100	73
Write-offs, net of recoveries	(122)	(1,193)	(621)

Ending balance	$746	$653	$105

Unbilled receivables were $0.5 million and $0.1 million as of December 31, 2016 and December 31, 2017, respectively. An unbilled receivable represents revenue earned and recognized from customer activity that was not billed prior to the end of the reporting period. Unbilled receivables are included in accounts receivable, net on our consolidated balance sheets.

Concentrations of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. Our cash and cash equivalents and restricted cash are held with one financial institution, which we believe is of high credit quality. We believe that our accounts receivable credit risk exposure is limited as a result of being diversified among a large number of marketers segregated by both geography and industry. In 2015, we recorded a reserve of $0.5 million related to a large retailer in the U.S. that declared bankruptcy in 2016. In 2016, we recorded a reserve of $0.4 million related to a disputed invoice from a different retailer in the U.S. Apart from these specific reserves, historically, we have not experienced significant write-downs of our accounts receivable. No single marketer represented a significant concentration of accounts receivable as of December 31, 2016 or December 31, 2017, and no single marketer represented a significant concentration of our revenue during 2015, 2016 and 2017.

Our business is substantially dependent on a limited number of FI partners. We require participation from our FI partners in Cardlytics Direct and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. Our agreements with a substantial majority of our FI partners have terms of three to five years but are terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers.

During 2015, 2016 and 2017, our largest FI partner in the U.S. accounted for approximately 63%, 64% and 63% of FI Share, respectively. Two other FI partners accounted for over 10% of FI Share during the periods presented. During 2015, 2016 and 2017, an FI partner in the U.S. accounted for 10%, 9% and 7% of FI Share, respectively, and an FI partner in the U.K. accounted for 11%, 10% and 12% of FI Share, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash held in checking accounts. We consider all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents. The average balance in this account is substantially higher than the maximum insurance provided by the Federal Deposit Insurance Corporation.

Restricted cash represents money market accounts and certificates of deposit held at a financial institution principally as security in connection with our corporate credit card balance and automated clearing house activities.

	December 31,
	2016	2017
Cash and cash equivalents	$22,838	$21,262
Restricted cash	130	—

Cash, cash equivalents and restricted cash	$22,968	$21,262

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred, while betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired or otherwise disposed of, and the related accumulated depreciation, are eliminated from the accounts and any resulting gain or loss is recognized.

Depreciation of property and equipment is determined using the straight-line method over the estimated useful lives of the applicable assets, which are as follows:

Computer equipment:	2–3 years
Furniture and fixtures:	5 years
Leasehold improvements:	Lesser of estimated useful life or life of the lease

Intangible Assets

Intangible assets are recorded at cost and consist of costs incurred for software patent applications. We received approval for three patents in 2013 and began amortizing the costs of obtaining these patents over the estimated remaining lives of the patents. If a patent application is rejected or if we abandon efforts to obtain a new patent, all deferred patent costs are expensed immediately. Deferred patent costs related to patents for which we have not yet obtained approval totaled $0.4 million as of December 31, 2016 and 2017, respectively. Based on deferred patent costs as of December 31, 2017, the related amortization expense will be less than $0.1 million in each of the next five years. Intangible assets are as follows (in thousands):

	December 31,
	2016	2017
Deferred patent costs, gross	$503	$563
Less accumulated amortization	(27)	(35)

Deferred patent costs, net	$476	$528

Internal-Use Software Development Costs

Capitalized software development costs consist of costs incurred in the development of internal-use software, primarily associated with the development and enhancement of our offer management system and offer placement system. We capitalize the costs of software developed or obtained for internal use in accordance with ASC Topic 350-40, Internal Use Software. We begin to capitalize our costs upon completion of the preliminary project stage. We consider the preliminary project stage to be complete and the application development stage to have begun when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be five years. Costs incurred in the preliminary project stage and post-implementation operation stages are expensed as incurred and recorded in research and development expense on our consolidated statements of operations.

We capitalized $1.1 million in costs related to the development of our offer management system and offer placement system in 2009, and began amortizing those costs when the software was placed in service, with an expected useful life of 5 years. These software costs were fully amortized as of December 31, 2015.

During 2015 and 2016, we capitalized $0.6 million and $0.6 million, respectively, of development costs for new technology related to the delivery of our Other Platform Solutions as well as a new billing system. In 2016, we suspended these development efforts and wrote off development costs totaling $1.2 million recognized in depreciation and amortization on our consolidated statement of operations. During 2017, we capitalized $0.4 million of development costs for enhancements to our offer management system as well as the implementation of a new billing system. Capitalized software development costs are as follows (in thousands):

	December 31,
	2016	2017
Capitalized software development costs, gross	$1,054	$1,487
Less accumulated amortization	(1,054)	(1,054)

Capitalized software development costs, net	$—	$433

Impairment of Long-Lived Assets

We review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are not considered to be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2015 and 2017, no impairment of our long-lived assets and intangibles assets was recognized. During 2016, we wrote off $0.8 million of deferred FI implementation costs as discussed in Note 13—Commitments and Contingencies.

Debt Issuance Costs

Costs incurred to obtain loans, other than lines of credit, are recorded as a reduction of the carrying amount of the related liability and amortized over the applicable loans’ life using the effective interest method. Costs incurred to obtain lines of credit are capitalized and included in other long-term assets on our consolidated balance sheets and amortized ratably over the term of the arrangement. Costs incurred to obtain loans for which we have elected the fair value option are expensed upon the issuance of the loan and recorded within general and administrative expense on our consolidated statements of operations. As described in Note 5—Debt, we issued multiple new debt facilities in 2016 and deferred debt issuance costs of $1.1 million in connection with these transactions. Amortization of debt issuance costs included in interest expense, net totaled $0.2 million, $0.3 million and $0.6 million in 2015, 2016 and 2017, respectively. In 2016, we also incurred $0.7 million of issuance costs, recorded in general and administrative expense, related to our convertible promissory notes, for which we have elected the fair value option.

Deferred debt issuance costs related to our lines of credit included in other long-term assets are as follows (in thousands):

	December 31,
	2016	2017
Debt issuance costs, gross	$678	$695
Less accumulated amortization	(82)	(366)

Debt issuance costs, net	$596	$329

Deferred debt issuance costs related to our term loans included in debt are as follows (in thousands):

	December 31,
	2016	2017
Debt issuance costs, gross	$468	$572
Less accumulated amortization	(59)	(246)

Debt issuance costs, net	$409	$326

Future amortization of debt issuance costs is as follows (in thousands):

Years Ending December 31,	Amortization
2018	$484
2019	171

Total	$655

Deferred Offering Costs

Deferred offering costs consist of incremental costs directly attributable to equity offerings. Upon completion of an offering, these amounts are offset against the proceeds of the offering. Deferred offering costs are included in other long-term assets on our consolidated balance sheets. We deferred offering costs totaling $1.2 million in 2015 and $0.7 million in 2016 related to a proposed equity offering. We terminated the proposed equity offering in 2016 and expensed the related deferred offering costs, which totaled $1.9 million. During 2017, we deferred offering costs related to our IPO totaling $3.1 million. Deferred costs totaled $0 and $3.1 million as of December 31, 2016 and 2017, respectively. Unpaid amounts as of December 31, 2016 and 2017 totaled $0.2 million and $0.8 million, respectively.

Reduction in Force

In 2016, we announced a strategic shift to rebalance our resources and put us on a faster path to potential profitability. This workforce reduction plan resulted in $1.3 million of charges, consisting primarily of severance and medical benefits, recognized in 2016 when the extent of our action was determined and could be estimated. All severance and medical benefits were paid to former employees as of December 31, 2016. Additionally, vested stock options of affected employees were cancelled and re-granted with similar terms, but with exercise periods of up to two years, resulting in stock compensation expense of less than $0.1 million.

The following table summarizes the allocation of expenses related to the reduction in force on the consolidated statements of operations (in thousands):

Year Ended
December 31, 2016
Delivery costs	$93
Sales and marketing	396
Research and development	553
General and administration	249

Total reduction in force costs	$1,291

Advertising

We expense advertising costs as incurred. These costs are included in sales and marketing expense on our consolidated statements of operations. Advertising costs include direct marketing costs such as print advertisements, market research, direct mail, public relations and trade show expenses and totaled $2.0 million, $0.9 million and $0.7 million in 2015, 2016 and 2017, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of personnel costs of our research and development employees, including salaries, benefits and bonuses. Research and development costs also includes stock-based compensation expense, outsourcing costs and travel expenses.

Stock-Based Compensation

We measure and recognize compensation expense for all stock options based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. Forfeitures are accounted for when they occur. We recognize the fair value of stock options which contain performance conditions based upon the probability of the performance conditions being met. We have not issued awards where vesting is subject to a market condition; however, if we were to grant such awards in the future, recognition would be based on the derived service period. Expense for awards with performance conditions are estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met. See Note 6—Stock-Based Compensation for additional information regarding our specific award plans and estimates and assumptions used to determine fair value.

Redeemable Convertible Preferred Stock Warrant Liability

We have outstanding warrants to purchase shares of our redeemable convertible preferred stock that are accounted for as derivative liabilities in accordance with ASC Topic 815, Derivatives and Hedging due to the terms of the warrants and related agreements. We have determined that these warrants do not meet the scope exception of a contract indexed to our stock because of fair value protections contained in agreements governing our redeemable convertible preferred stock as described in Note 8—Redeemable Convertible Preferred Stock. We record preferred stock warrant liabilities in our consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in our statements of operations. See Note 10—Fair Value Measurements, for additional information regarding these warrants.

Common Stock Warrant Liability

In connection with the Series G Stock financing, we issued warrants to purchase shares of our common stock that are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities From Equity due to the terms of the warrants and related agreements. We record these common stock warrant liabilities in our consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in our statements of operations. See Note 10—Fair Value Measurements, for additional information regarding these warrants.

Fair Value of Financial Instruments

When required by GAAP, assets and liabilities are reported at fair value in our consolidated financial statements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Valuation inputs are arranged in a hierarchy that consists of the following levels:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 inputs are unobservable inputs for the asset or liability.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other receivables, prepaid expenses and other assets, accounts payable, and accrued liabilities, approximate their fair market value because of their short-term nature. We believe the carrying value of our lines of credit and term loans approximate fair value as the borrowing rates for these instruments are similar to those available to the Company.

The redemption features included in the terms of the convertible promissory notes were determined to be derivative liabilities as a result of a significant discount within the redemption features for the note holders. See Note 5—Debt for additional information regarding the convertible promissory notes. Embedded derivatives that are not clearly and closely related to the host contract are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains (losses) on the host contract and derivative will be reflected in the consolidated statements of operations. We elected the fair value option for the Existing Stockholder Notes and Aimia Notes upon their issuance. The convertible promissory notes are measured using unobservable inputs that required a high level of judgment to determine fair value, and are therefore classified as Level 3. See Note 10—Fair Value Measurements for additional information.

Redeemable convertible preferred stock is stated at the amount of proceeds received, net of issuance costs and the fair value of warrants, increased by accretion such that the carrying amount will equal the stated redemption amount at May 4, 2022. Our redeemable convertible preferred stock warrant liabilities and common stock warrant liabilities are recorded at fair value and are measured using unobservable inputs that required a high level of judgment to determine fair value, and are therefore classified as Level 3. See Note 10—Fair Value Measurements for additional information.

Our nonfinancial assets that we recognize or disclose at fair value in our consolidated financial statements on a nonrecurring basis include property and equipment, intangible assets, capitalized software development costs and deferred FI implementation costs. The fair values for these assets are evaluated when events or changes in circumstances indicate the carrying value may not be recoverable.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided when we determine that it is more likely than not that all of, or a portion of, deferred tax assets will not be utilized in the future.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Estimates of future taxable income are based on assumptions that are consistent with our plans. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. If actual amounts differ from our estimates, the amount of our tax expense and liabilities could be materially impacted.

We have recorded a full valuation allowance related to our net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date, and then, only in an amount more likely than not to be sustained upon review by the tax authorities. Where applicable, we classify associated interest and penalties as income tax expense. The total amounts of interest and penalties were not material. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

3.	ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This ASU addresses diversity in practice in the assessment of preferred stock and other hybrid equity instruments. The widely used “chameleon approach” has been eliminated and outstanding hybrid equity instruments must be reassessed upon adoption. The effects of initial adoption should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendment is effective. Retrospective application is permitted to all relevant prior periods. This ASU was effective for our interim and annual reporting periods in 2017. Adoption of this ASU did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the recognition guidance in ASC Topic 605 and most industry specific revenue guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes most existing GAAP revenue recognition principles, and it permits the use of either the retrospective or modified retrospective transition method. For public entities, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, therefore we will be required to apply this ASU for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Retrospective application will be required for each period presented through either the recasting of the prior periods for the effects of the adoption of this ASU or retrospectively through a cumulative catch up recognized at the date of adoption. We are currently evaluating the potential impact of this ASU on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. This ASU also clarifies that management should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with other deferred tax assets. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. For non-public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, therefore we will be required to apply this ASU for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We are currently evaluating the potential impact of this recently issued guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC Topic 840, Leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach. For public entities, this ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, therefore we will be required to adopt this ASU for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Although we are currently evaluating the impact of this guidance on our consolidated financial statements, we expect that most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC Topic 718, Compensation—Stock Compensation. For all entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We plan to adopt the standard effective January 1, 2018. The adoption is not expected to have a material impact on our condensed consolidated financial statements.

4.	PROPERTY AND EQUIPMENT

Significant components of property and equipment are as follows (in thousands):

	December 31,
	2016	2017
Computer equipment	$9,068	$10,827
Leasehold improvements	5,194	5,399
Furniture and fixtures	818	824

Property and equipment, gross	15,080	17,050
Less accumulated depreciation	(6,735)	(9,731)

Property and equipment, net	$8,345	$7,319

Assets acquired under capital leases, included within computer equipment, are as follows (in thousands):

	December 31,
	2016	2017
Capital lease assets, gross	$1,096	$1,096
Less accumulated depreciation	(787)	(1,022)

Capital lease assets, net	$309	$74

Depreciation expense was $2.2 million, $3.0 million and $3.0 million in 2015, 2016 and 2017, respectively.

5.	DEBT

Our debt consists of the following (in thousands):

	December 31,
	2016	2017
Lines of credit:
Line of credit	$15,652	$25,081
Term loans:
Term loan, net of unamortized discount and debt issuance costs of $1,069 and $1,058 at December 31, 2016 and 2017, respectively	23,715	31,830
Capital leases	200	101
Convertible promissory notes	72,332	—

Total debt	111,899	57,012
Less short-term debt	(99)	(44)

Long-term debt—net of current portion	$111,800	$56,968

Lines of Credit

In January 2010, we entered into a loan and security agreement with a financial institution with respect to a line of credit (“Repaid Line of Credit”). The Repaid Line of Credit was collateralized by substantially all of our assets. Maximum borrowings on the Repaid Line of Credit were not permitted to exceed total eligible accounts receivable, as defined in the loan and security agreement. The Repaid Line of Credit contained a springing lockbox feature and subjective acceleration clause. The lockbox feature required that borrowings be repaid upon receipt of eligible accounts receivable or, if earlier, the date on which receivables are no longer eligible to borrow against. Amounts outstanding under the Repaid Line of Credit are classified as short-term due to the springing lockbox feature and subjective acceleration clause.

In May 2015, we entered into an amended and restated loan and security agreement with respect to the Repaid Line of Credit to extend the maturity from July 2015 to May 2017 and increase maximum borrowings available thereunder from $16.0 million to the lesser of $25.0 million or 80% of eligible accounts receivable. The Repaid Line of Credit, as amended, carried a floating interest rate equal to the prime rate plus 0.5%. Under the amended terms, the Repaid Line of Credit included a financial covenant related to our quick ratio.

We were not in compliance with the quick ratio financial covenant under our Repaid Line of Credit during September and October 2015. In October 2015, we entered into a loan modification agreement, providing a waiver for these defaults as well as updating the financial covenant and springing lockbox feature. Under the amended terms, the financial covenants included a $10.0 million minimum cash balance and minimum quarterly profitability thresholds, and the springing lockbox feature was based on maintaining a $15.0 million minimum cash balance. We were not in compliance with our minimum quarterly profitability threshold under our Repaid Line of Credit during the fourth quarter of 2015. In February 2016, we obtained a waiver from the lender for this default. The Repaid Line of Credit was extinguished in September 2016 at which time the unamortized debt issuance costs of $0.1 million was recorded as an expense in other expense, net on our consolidated statements of operations.

In September 2016, we entered into a new loan and security agreement (“Line of Credit”) with a new lender which matures on March 14, 2019. Maximum borrowings are stated as the lesser of $50.0 million or 85% of our eligible accounts receivable. The Line of Credit is collateralized by substantially all of our assets and carries a floating interest rate equal to the Prime Rate in effect plus 3.50%, not to be less than 7.0% per year. Fees include an unused line fee of 0.50% and an annual administrative fee of less than $0.1 million. Interest and fees under the Line of Credit may be added to the principal balance of the loan due and payable at maturity. Amounts outstanding under the Line of Credit are classified as long-term. We capitalized $0.7 million of debt issuance costs associated with obtaining the Line of Credit.

The Line of Credit includes customary affirmative and negative covenants, including restrictions on mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and restrictions on payments of dividends. We are also required to maintain a total cash balance plus liquidity under the Line of Credit of not less than $5.0 million and maintain a moving minimum twelve-month revenue throughout the term of the Line of Credit, with minimum revenue of at least $119.5 million for the twelve months ending December 31, 2017. We believe we were in compliance with all financial covenants as of December 31, 2017. As of December 31, 2017, we had $13.4 million of unused available borrowings under our Line of Credit.

We expect to refinance or obtain a similar line of credit prior to its maturity date. In the event we are unable to refinance or obtain a similar line of credit under acceptable terms, we would repay our Line of Credit at or before its maturity.

Term Loans

We were party to an amended and restated loan and security agreement for growth capital advances (“Repaid Term Loan”) with two financial institutions, pursuant to which we received loans of $2.0 million in 2010, $10.0 million in 2012 and $1.2 million in 2015. As of December 31, 2015, there was $9.8 million of principal outstanding under the Repaid Term Loan. Interest on the outstanding principal balance accrued at a rate of 9.75% per annum. Interest-only payments were payable through May 2017. Commencing in June 2017, principal payments, along with associated interest, were payable for a period of 24 months, or until the Repaid Term Loan was repaid. The Repaid Term Loan was secured by substantially all of our assets. The amended and restated loan and security agreement contains customary events of default and affirmative and negative covenants, including restrictions on mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and restrictions on payments of dividends.

In connection with originally obtaining the Repaid Term Loan in September 2012, we issued ten-year warrants to purchase up to an aggregate of 50,750 shares of Series D Stock to the financial institutions at an exercise price of $23.64 per share. In conjunction with the issuance of the warrants as a liability instrument, we recorded a debt discount of $0.5 million. This discount was being accreted over the life of the Repaid Term Loan using the effective interest rate method. The accretion charges were accounted for as interest expense and totaled less than $0.1 million in both 2015 and 2016.

The Repaid Term Loan was extinguished in July 2016 at which time the unamortized discount of $0.1 million and unpaid debt issuance costs of $0.2 million were recorded as an expense in other expense, net on our consolidated statements of operations.

In July 2016, we entered into a $24.0 million credit agreement (“Term Loan”) with a new lender which matures on July 21, 2019. The Term Loan is secured by substantially all of our assets and carries a fixed interest rate equal to (1) 13.25%, of which 3% is payable in cash and the remaining 10.25% is payable in-kind, (2) 12.75%, subsequent to an IPO with gross proceeds of at least $75.0 million, of which 3% is payable in cash and the remaining 9.75% is payable in-kind or (3) 11.25%, if our adjusted EBITDA for the four most recent trailing fiscal quarters then-ended is greater than $1.0 million and we are not in an event of default, of which 3% is payable in cash and the remaining 8.25% is payable in-kind. The lender funded an initial loan of $19.0 million at closing and a subsequent loan of $5.0 million in November 2016 when the amount became available upon achieving trailing-four quarter revenue of $100.0 million. In April 2017, we amended our Term Loan to remove the acceleration of our repayment upon IPO and reduce the interest rate by 0.5% subsequent to an IPO. In June 2017, we amended and restated our Term Loan and borrowed an additional $5.0 million.

The Term Loan contains customary affirmative and negative covenants, including restrictions on mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and restrictions on payments of dividends. The Term Loan also requires us to maintain a total cash balance and unrestricted availability under our Line of Credit of not less than $3.0 million. Once we have achieved an adjusted EBITDA of at least $1.0 million for two consecutive fiscal quarters, this requirement will be permanently waived. The Term Loan contains customary event of default provisions, including in the event of a change of control, the occurrence of which could lead to an acceleration of our obligations under the Term Loan.

Pursuant to the Term Loan, in July 2016, we issued ten-year warrants to purchase up to an aggregate of 97,125 shares of our common stock at an exercise price of $20.00 per share. The fair value of the warrants was calculated to be $1.0 million under the Black-Scholes option pricing model. In June 2017, we issued additional ten-year warrants to purchase up to an aggregate of 17,500 shares of common stock at a price per share of $27.68. The fair value of the warrants was calculated to be $0.3 million under the Black-Scholes option pricing model. Under the guidance provided by ASC Topic 470-20, Debt with Conversion and Other Options, proceeds from the sale of debt instruments with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants is accounted for as paid-in capital, as the warrants meet the scope exception within ASC Topic 815 and are considered indexed to the Company’s own stock and accounted for as equity. The remainder of the proceeds is allocated to the debt instrument portion of the transaction. We believe we were in compliance with all financial covenants as of December 31, 2017.

We expect to refinance or obtain a similar loan prior to its maturity date. In the event we are unable to refinance or obtain a similar loan under acceptable terms, we would repay our Term Loan at or before its maturity.

Convertible Promissory Notes

Existing Stockholder Notes

During 2016, we raised capital through the issuance of unsecured convertible promissory notes (“Existing Stockholder Notes”) to our founders and certain of our existing stockholders in an aggregate principal amount of $27.0 million, at an interest rate of 10% per year, compounded annually. The maturity date of the Existing Stockholder Notes, or the Maturity Date, is the earliest to occur of: (1) a date after April 26, 2019, as specified by the holders of a majority of the aggregate unpaid principal amount outstanding under the Existing Stockholder Notes, (2) our liquidation, dissolution or wind up, including a sale of all or substantially all of our assets or a majority of our voting power or (3) an event of default under the Existing Stockholder Notes. The Existing Stockholder Notes are subordinate to our Term Loan and Line of Credit. As discussed in Note 11—Related Parties, we issued Existing Stockholder Notes to related parties in an aggregate principal amount of $19.5 million.

The Existing Stockholder Notes were convertible into shares of our capital stock, depending on certain triggering events. In the event we completed an equity financing in which we received proceeds in excess of $10.0 million, the Existing Stockholder Notes were to automatically convert into shares of the same series of our capital stock as the investors in the financing, at a price per share equal to 80% of the price per share paid by such investors. See Note 8—Redeemable Convertible Preferred Stock for a description of the Series G Stock financing and the transactions that resulted in the conversion of the Existing Stockholder Notes into shares of our Series G’ Stock.

Aimia Notes

During 2016, we issued to Aimia unsecured convertible promissory notes (“Aimia EMEA Notes”), in an aggregate principal amount of $18.0 million, which accrue interest at a rate of 10% per year, compounded annually. In consideration for our outstanding obligations to Aimia Inc. at the time we terminated our U.K. cooperation agreement, we issued to Aimia an unsecured convertible promissory note (“Outstanding Obligation Note”) in an aggregate principal amount of approximately $5.7 million, at an interest rate of 10% per year, compounded annually. Both the Aimia EMEA Notes and the Outstanding Obligation Note, (collectively the “Aimia Notes”) are due and payable on the earliest to occur of: (a) a date after June 30, 2019, as specified by the holder, (b) our liquidation, dissolution or wind up, including a sale of all or substantially all of our assets or a majority of our voting power or (c) an event of default. The Aimia Notes are subordinate to our Term Loan and Line of Credit. See Note 11—Related Parties for a discussion of the termination of the cooperation agreement with Aimia.

The Aimia Notes were convertible into shares of our capital stock, depending on certain triggering events. In the event we completed an equity financing in which we received proceeds in excess of $10.0 million, the Aimia EMEA Notes were to automatically convert into shares of our common stock, at a price per share equal to 80% of the price per share determined by an independent third party valuation firm and the Outstanding Obligation Note was to automatically convert into shares of the same series of our capital stock as the investors in the financing, at a price per share equal to 80% of the price per share paid by such investors. In connection with the Series G Stock financing, the Aimia EMEA Notes converted into 801,329 shares of common stock. See Note 8—Redeemable Convertible Preferred Stock for a description of the Series G Stock financing and the transactions that resulted in the conversion of the Aimia EMEA Notes into shares of our common stock and the conversion of the Outstanding Obligation Note into shares of our Series G’ Stock.

The redemption features included in the terms of the convertible promissory notes were determined to be derivative liabilities as a result of a significant discount within the redemption features for the note holders. Embedded derivatives that are not clearly and closely related to the host contract are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains (losses) on the host contract and derivative will be reflected in the consolidated statements of operations. We elected the fair value option for the Existing Stockholder Notes and Aimia Notes and recognized losses from their initial measurement. Initial losses of $7.6 million related to the Existing Stockholder Notes is recorded in change in fair value of convertible promissory notes and the initial loss of $7.9 million related to the Aimia Notes is recorded in termination of U.K. agreement expense on our consolidated statements of operations. Subsequent changes in fair value of the Existing Stockholder Notes and Aimia Notes are included in change in fair value of convertible promissory notes on our consolidated statements of operations. See Note 10—Fair Value Measurements for additional information.

Working Capital Line of Credit

We were party to a working capital line of credit with Aimia with maximum borrowings of £3.0 million (the “Working Capital Line of Credit”). The interest rate for borrowings under the Working Capital Line of Credit was equal to the 3-month LIBOR rate plus 5.25%. The Working Capital Line of Credit was secured by funds in a merchant bank account of Cardlytics UK and could only be used in the event that there was insufficient funds within the merchant account to fund Consumer Incentives in the U.K. The borrowings require repayment as customer payments were received by Cardlytics UK.

The termination of the co-cooperation agreement also resulted in a termination of this Working Capital Line of Credit. Also see Note 11—Related Parties for additional information regarding the related party relationship between Aimia and Cardlytics.

Capital Leases

We took delivery of leased computer equipment with minimum capital lease obligations of less than $0.1 million in 2015, $0.1 million in 2016 and $0 in 2017. Effective interest rates for equipment capital leases range from 0% to 13.3%. Fixed monthly payments for equipment under capital leases will be made through June 2021.

Future Payments

Aggregate future payments of principal and interest due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt	Capital Leases	Total Debt
2018	—	44	44
2019	57,969	20	57,989
2020	—	24	24
2021	—	13	13

Total principal payments	57,969	101	58,070
Less unamortized debt issuance costs	(326)	—	(326)
Less unamortized debt discount	(732)	—	(732)

Total debt	$56,911	$101	$57,012

Accrued interest included in debt totaled $4.2 million and $6.2 million as of December 31, 2016 and 2017, respectively.

6.	STOCK-BASED COMPENSATION

In connection with the Series G Stock financing, our board of directors and stockholders approved an increase in the total number of shares of common stock issuable under our 2008 Stock Plan from 3,120,000 to 3,495,000 shares. In January 2018, our board of directors and stockholders approved an increase in the total number of shares of common stock issuable under our 2008 Stock Plan to 4,020,000 shares. Awards may be granted under the Stock Plan until June 15, 2019.

The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2016	2017
Delivery costs	$97	$96	$202
Sales and marketing	1,015	1,153	1,894
Research and development	386	574	951
General and administration	955	1,624	2,100

Total stock-based compensation	$2,453	$3,447	$5,147

Common Stock Options

The term of each option to purchase shares of our common stock pursuant to the Stock Plan is set by our board of directors or a committee thereof. Option awards are generally granted with an exercise price not less than the fair value per share of our common stock at the grant date. Option awards generally vest over four years and expire 10 years following the date of grant. We determine the grant date fair value of options using the Black-Scholes option pricing model, which is affected by the estimated fair value of our common stock as well as the following significant inputs:

Year Ended December 31,
	2015	2016	2017
Weighted-average grant date fair value	$14.16	$7.00	$12.11
Significant inputs:
Value of common stock	$24.40 to $28.52	$17.84 to $22.68	$24.60 to $28.16
Expected term	7.0 years	7.0 years	7.0 years
Volatility	51% to 55%	51% to 56%	50% to 51%
Risk-free interest rate	1.6% to 1.9%	0.5% to 2.1%	0.7% to 2.2%
Dividend yield	—%	—%	—%

We determined that a retrospective valuation of the fair value of our common stock on each grant date in 2016 was appropriate for financial reporting purposes. In connection with the preparation of our retrospective valuation, we noted that the fair value of our common stock, as determined by contemporaneous third-party valuations, decreased from $19.72 per share on April 30, 2016 to $17.84 per share on September 30, 2016. The decrease in the fair value of our common stock primarily resulted from the dilutive effect of issuing our convertible promissory notes as the Company’s enterprise values on April 30, 2016 and September 30, 2016 were similar and there were no events, or series of events, other than the issuance of the convertible promissory notes, which would have clearly resulted in a decrease in the fair value of our common stock. We derived the fair value of our common stock on each grant date between April 30, 2016 and September 30, 2016 using an interpolation methodology that considered both the timing and amount of dilution from issuing convertible promissory notes.

For awards granted during the fourth quarter of 2016, we applied a straight-line calculation between the $17.84 per share price on September 30, 2016 to the $24.48 per share price on December 31, 2016. Using the benefit of hindsight, we determined that the straight-line calculation would provide the most appropriate conclusion for the valuation of our common stock on the interim dates between valuations because we did not identify any single event, or series of events, that occurred during this interim period that would have caused a material change in fair value other than our progress towards an IPO.

We determined that a retrospective valuation of the fair value of our common stock on each grant date in 2017 was appropriate for financial reporting purposes. In connection with the preparation of our retrospective valuation, we noted that the fair value of our common stock, as determined by contemporaneous third-party valuations, was $24.48 per share on December 31, 2016, $27.68 per share on February 28, 2017, $30.44 per share on May 15, 2017 and $24.24 per share on September 30, 2017. The changes in fair value of our common stock primarily resulted from the dilutive effect of our Series G Stock financing, the timing of future potential liquidity events, changes to our forecasted financial results and changes in the valuation of comparable companies. We derived the fair value of our common stock on December 31, 2017 using a similar interpolation methodology and determined the fair value of our common stock to be $26.74 per share.

A summary of common stock option activity under the Stock Plan is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share
Options outstanding — December 31, 2014	1,560	$7.20
Granted	325	27.36
Exercised	(101)	4.28
Forfeited/cancelled	(108)	10.92

Options outstanding — December 31, 2015	1,676	$11.04

Granted	1,330	18.08
Exercised	(44)	6.00
Forfeited/cancelled	(825)	12.40

Options outstanding — December 31, 2016	2,137	$15.00

Granted	799	23.78
Exercised	(47)	4.83
Forfeited/cancelled	(375)	12.08

Options outstanding — December 31, 2017	2,514	$18.42

As of December 31, 2016 and 2017, there were exercisable options outstanding with respect to 1,069,834 and 1,302,946 shares of our common stock with weighted-average exercise prices of $9.16 and $13.29 per share, respectively, and with weighted-average remaining lives of 4.6 years and 5.4 years, respectively. We granted options to purchase 730,119 and 356,243 shares of our common stock to certain executives in 2016 and 2017, respectively. No options were granted to executives in 2015.

Aggregate intrinsic value represents the difference between the fair value of our common stock and the exercise price of outstanding in-the-money options to purchase shares of our common stock. The total aggregate intrinsic value of options exercised during 2015, 2016 and 2017 was $2.1 million, $0.6 million and $1.2 million, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2016 and 2017 was $18.4 million and $18.0 million, respectively.

The total fair value of shares that vested and became exercisable during 2015, 2016 and 2017 was $2.5 million, $2.9 million and $4.3 million, respectively.

As of December 31, 2016 and 2017, unamortized stock-based compensation expense related to unvested common stock options was $9.6 million and $12.8 million, respectively, and the weighted-average period over which such stock-based compensation expense will be recognized was approximately 3.0 years and 2.8 years, respectively.

Restricted Stock Units

During the first quarter of 2018, two separate tranches of performance-based restricted stock units (“PSUs”) to receive 437,500 shares of common stock were granted to employees. The vesting of the PSUs was contingent upon the completion of our IPO and includes other performance-based conditions. The performance condition in the first tranche will be satisfied if we attain 70.0 million of FI monthly active users (or “FI MAUS”) within three years of the grant date. The performance condition in the second tranche will be satisfied if we attain 85.0 million of FI MAUs within five years of the grant date. The definition of FI MAUs is included elsewhere in this document. The unamortized stock-based compensation expense related to these PSUs is $19.2 million, which will be recognized as stock-based compensation expense over the vesting periods of the awards.

During the first quarter of 2018, we granted RSUs to receive 336,515 shares of common stock to employees and our non-employee directors, which have annual vesting periods ranging from one to four years. The unamortized stock-based compensation expense related to these RSUs is $6.0 million, which will be recognized as stock-based compensation expense over the respective vesting periods of the awards.

Restricted Securities Units

In connection with the issuance of the Existing Stockholder Notes, we granted $1.0 million of restricted securities units to certain executives in lieu of cash bonuses during 2016. Upon issuance, the restricted securities units were indexed to Existing Stockholder Notes with similar terms to those issued to our founders and existing holders of our redeemable convertible preferred stock and if an event or action resulted in the Existing Stockholder Notes converting into cash or equity securities, the restricted securities units convert into such alternative. As a result of the Series G Stock financing, the restricted securities units are indexed to the Series G’ Stock on the same terms as the Series G’ Stock issued upon conversion of the Existing Stockholder Notes and the Outstanding Obligation Note, but such Series G’ Stock will not be issued.

Vesting requirements include both a service-based condition and a performance-based condition. The service-based condition requires each recipient to remain employed until the earlier of i) the date 6 months from the restricted securities unit grant date, ii) the date of a qualified liquidity event, or iii) date of termination without cause. The performance-based condition requires a sale of the Company or IPO event within a fixed period of time not more than 5 years from the restricted securities unit grant date. The restricted securities units are considered liability classified awards, but due to the performance condition relating to sale of the Company or IPO, no compensation cost will be recognized until one of these events occur. These warrants vested upon the completion of our IPO in February 2018 resulting in a non-cash expense of $0.5 million.

7.	INCOME TAXES

Domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Domestic	$(38,578)	$(73,167)	$(16,711)
Foreign	(2,063)	(2,529)	(2,930)

Loss before income taxes	$(40,641)	$(75,696)	$(19,641)

The significant components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Current:
Federal	$—	$—	$—
State	16	—	—
Foreign	—	—	—

Total current	16	—	—

Deferred:
Federal	$12,541	$22,449	$(28,331)
State	197	1,796	2,345
Foreign	475	864	85
Change in uncertain tax positions	(85)	(117)	(120)
Change in valuation allowance	(13,128)	(24,992)	26,021

Total deferred	—	—	—

Income tax benefit	$16	$—	$—

The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate:

	Year Ended December 31,
	2015	2016	2017
Tax benefit at federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	1.20	1.36	1.82
Change in federal statutory rate	—	—	(156.32)
Foreign rate differential	(0.85)	(0.80)	(1.04)
Other adjustments	(2.01)	(1.54)	(10.93)
Valuation allowance	(32.30)	(33.02)	132.47

Income tax benefit	0.04%	0.00%	0.00%

The significant components of deferred income taxes are as follows (in thousands):

	December 31,
	2016	2017
Net operating loss carryforwards	$72,104	$53,182
Allowance for doubtful accounts	207	18
Depreciation and amortization	(576)	(485)
Stock-based compensation	1,072	1,330
Change in fair value of convertible promissory notes	6,679	—
Deferred costs	1,580	1,042
Other tax credit carryforward	2,214	2,720
Other temporary differences	1,203	842
Valuation allowance	(84,483)	(58,649)

Net noncurrent deferred tax liability	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease to 21% effective for tax years beginning after December 31, 2017. This change in tax rate resulted in a reduction in our net U.S. deferred tax assets, which was fully offset by a reduction in our valuation allowance. The other provisions of the Tax Act, including the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, did not have a material impact on our financial statements as of December 31, 2017.

As of December 31, 2017, pursuant to guidance provided in Staff Account Bulletin No. 118, we have not completed our accounting for the effects of the Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For these items, which are further described below, we have recognized a provisional reduction in U.S. deferred tax assets, which was fully offset by a reduction in our valuation allowance. To the extent that any other provisions of the Tax Act are determined to affect our December 31, 2017 provision, we have not recorded provisional amounts.

We have generated historical net losses and recorded a full valuation allowance against our net deferred tax assets. We expect to maintain a full valuation allowance in the near term. Realization of any of our net deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

The following table presents changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2015	2016	2017
Beginning balance	$(46,737)	$(59,789)	$(84,483)
Allowance for domestic and foreign net operating loss carryforwards	(13,489)	(24,791)	(6,509)
Rate change on domestic net operating loss carryforwards	57	(15)	30,705
Change in foreign currency	75	298	(187)
Other changes	305	(186)	1,825

Ending balance	$(59,789)	$(84,483)	$(58,649)

As of December 31, 2016 and 2017, we have $198.4 million and $220.5 million, respectively, of gross U.S. federal net operating loss carry forwards that will begin to expire in the 2028 tax year. Additionally, we have $59.9 million and $76.3 million of gross state net operating loss carryforwards as of December 31, 2016 and 2017, respectively that will also begin to expire in the 2028 tax year.

Ownership changes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), may limit the amount of net operating losses that a company may utilize to offset future taxable income and taxes payable. Pursuant to Section 382 of the Code, an ownership change occurs when the stock ownership of 5% stockholders increases by more than 50% over a three-year testing period. We completed an evaluation of the potential effect of Section 382 of the Code on our net operating losses after the completion of our convertible promissory note financing in 2016 and concluded that we had not experienced an ownership change in the past three years as of that date. We have completed a preliminary updated evaluation through December 31, 2017 and there are no indications that an ownership change has occurred through this date. It is possible that we have subsequently undergone an ownership changes as defined by Section 382 of the Code or that we may undergo such a change in the future, in connection with an IPO or otherwise. Any such ownership change may limit our ability to utilize net operating losses.

Our results during 2015, 2016 and 2017 reflect state tax credits related to hiring and research activities that are utilized through the reduction of state payroll tax withholdings totaling $1.0 million, $0.6 million and $0.8 million, respectively.

As of December 31, 2016 and 2017, Cardlytics UK had gross net operating losses of $8.6 million and $11.4 million, respectively. Foreign net operating loss carryforwards expire according to the rules of each country. In the U.K., there is an indefinite carryforward period. As of December 31, 2017, Cardlytics UK held cash and cash equivalents of $1.9 million. While our investment in Cardlytics UK is not considered to be permanently invested, we do not plan to repatriate these funds. Further, although the tax basis of our investment in Cardlytics UK exceeds its book basis, we have not recorded a deferred tax asset since we do not believe that a reversal of this temporary difference will occur in the foreseeable future.

The following table summarizes the activity related to our gross unrecognized tax benefits that would affect our effective tax rate, if recognized (in thousands):

	Year Ended December 31,
	2015	2016	2017
Beginning balance	$356	$441	$558
Increase related to current year tax position	85	117	120

Ending balance	$441	$558	$678

All such positions, if recognized, would impact our effective tax rate. We do not currently anticipate any of our positions to change significantly in the next 12 months. Our tax filings from inception remain subject to income tax examinations.

8.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the consummation of our IPO, all of the outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock. See Note 16—Subsequent Events for additional information regarding our IPO.

A summary of the change in carrying amount of the outstanding redeemable convertible preferred stock is as follows (in thousands):

	Series G’ Stock		Series G Stock
	Shares	Amount	Shares	Amount
Balance — December 31, 2016	—	$—	—	$—
Issuance of Series G and Series G’ Stock	1,296	44,672	346	4,488
Beneficial conversion feature of Series G stock	—	—	—	(4,488)

	Series G’ Stock		Series G Stock
	Shares	Amount	Shares	Amount
Deemed dividend related to beneficial conversion feature	—	—	—	4,488
Accretion of redeemable convertible preferred stock	—	—	—	622

Balance — December 31, 2017	1,296	$44,672	346	$5,110

	Series F/F-R Stock		Series E/E-R Stock		Series D/D-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2014	1,199	$56,451	1,193	$44,901	1,396	$32,362
Accretion of redeemable convertible preferred stock	—	753	—	21	—	147

Balance — December 31, 2015	1,199	$57,204	1,193	$44,922	1,396	$32,509

Conversion of redeemable convertible preferred stock to common stock	—	—	(398)	(14,978)	—	—
Accretion of redeemable convertible preferred stock	—	754	—	19	—	133

Balance — December 31, 2016	1,199	$57,958	795	$29,963	1,396	$32,642

Accretion of redeemable convertible preferred stock	—	491	—	9	—	86

Balance — December 31, 2017	1,199	$58,449	795	$29,972	1,396	$32,728

	Series C/C-R Stock		Series B/B-R Stock		Series A/A-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2014	1,508	$18,181	2,249	$5,283	1,869	$1,882
Accretion of redeemable convertible preferred stock	—	73	—	4	—	3

Balance — December 31, 2015	1,508	$18,254	2,249	$5,287	1,869	$1,885

Conversion of redeemable convertible preferred stock to common stock	—	—	(2)	(5)	(12)	(38)
Accretion of redeemable convertible preferred stock	—	69	—	4	—	3

Balance — December 31, 2016	1,508	$18,323	2,247	$5,286	1,857	$1,850

Accretion of redeemable convertible preferred stock	—	43	—	2	—	2

Balance — December 31, 2017	1,508	$18,366	2,247	$5,288	1,857	$1,852

During the second quarter of 2016, we increased the authorized number of shares of our redeemable convertible preferred stock to 165,366,424 and issued $21.0 million of convertible promissory notes to our founders and the existing holders of our redeemable convertible preferred stock. Shares of redeemable convertible preferred stock held by investors that participated in the financing were exchanged for shares of replacement preferred stock. These replacement shares have rights and preferences equal to their corresponding original series and are designated as Series A-R Stock, Series B-R Stock, Series C-R Stock, Series D-R Stock, Series E-R Stock and Series F-R Stock. Shares of redeemable convertible preferred stock held by investors that did not participate in the financing were converted to common stock.

In February 2017, we amended and restated our certificate of incorporation reducing the authorized number of shares of our redeemable convertible preferred stock to 82,683,212 and cancelled Series A Stock, Series B Stock, Series C Stock, Series D Stock, Series E Stock and Series F Stock. Pursuant to our Existing Stockholder Note financing, these series of preferred stock were either exchanged for shares of replacement preferred stock with rights and preferences equal to their corresponding original series or converted to common stock.

Series G

In May 2017, we amended and restated our certificate of incorporation and increased the authorized number of shares of our common stock to 83,000,000 and increased the authorized number of shares of our redeemable convertible preferred stock to 96,131,002. In May 2017, we issued and sold, for aggregate consideration of $11.9 million, an aggregate of 346,334 shares of Series G redeemable convertible preferred stock, par value $0.0001 per share with a stated price of $34.4758 per share (“Series G Stock”), and warrants to purchase shares of our common stock.

The Series G Stock carries a stated dividend of $2.758 per annum, payable quarterly when, as, and if declared by our board of directors. These dividends are noncumulative in nature. The Series G Stock is entitled to certain anti-dilution protections. Issuance costs incurred in connection with the sale of Series G Stock totaled $0.1 million.

In connection with the Series G Stock financing, we issued warrants to purchase an aggregate of number of shares of common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants vest and become exercisable and the denominator of which is such volume weighted average closing price, which warrants will become vested and exercisable upon the earlier to occur of the date (i) 180 days following the date of the prospectus for our IPO, dated February 8, 2018 and (ii) 10 days prior to a sale of our company, at an exercise price of $0.0004 per share.

Beneficial conversion feature

The aggregate proceeds of $11.9 million from the Series G Stock financing were first allocated to the warrants to purchase shares of our common stock, which qualify as liabilities under ASC Topic 480 and are recorded at fair value, with the residual value of $4.5 million allocated to our Series G Stock. As a result of this allocation, Series G Stock was determined to contain a beneficial conversion feature with an intrinsic value of $6.1 million. The amount assigned to the beneficial conversion feature was limited to the $4.5 million residual value allocated to Series G Stock and is classified as a component of additional paid-in capital. During the second quarter of 2017, we recorded a deemed dividend of $4.5 million related to the beneficial conversion feature, which is reflected below net loss to arrive at net loss available to common stockholders.

See Note 10—Fair Value Measurements, for additional information regarding the warrants issued in connection with the Series G Stock financing.

Series G’

In connection with the Series G Stock financing, the Existing Stockholder Notes and the Outstanding Obligation Note converted into 1,295,746 shares of Series G’ redeemable convertible preferred stock, par value $0.0001 per share (“Series G’ Stock”), at a price per share of $2.758. The Series G’ Stock carries a stated dividend of $2.758 per annum, payable quarterly when, as, and if declared by our board of directors. These dividends are noncumulative in nature. The Series G’ Stock is entitled to certain anti-dilution protections.

Series F / Series F-R

In September 2014, we increased the authorized number of shares of our common stock to 64,000,000 and increased the authorized number of shares of our redeemable convertible preferred stock to 82,683,212. In September 2014, we issued and sold an aggregate of 1,198,637 shares of Series F redeemable convertible preferred stock, par value $0.0001 per share (“Series F Stock”), at a purchase price of $50.0568 per share for aggregate consideration of $59,999,995. Issuance costs incurred in connection with the sale of Series F Stock totaled $0.2 million. Of this amount, $0.1 million was accrued as of December 31, 2014.

The Series F Stock carries a stated dividend of $4.6720 per annum, payable quarterly when, as, and if declared by our board of directors. These dividends are noncumulative in nature. The Series F Stock is entitled to certain anti-dilution protections.

In connection with the Series F Stock financing, investors also purchased 199,771 shares of common stock from certain members of management at the purchase price of $50.0568 per share for aggregate consideration of $10.0 million. The difference between the $50.0568 purchase price and the $24.40 transaction date fair value per share of our common stock amounted to $5.1 million and is recorded in general and administrative expense. Placement fees of $3.6 million and $0.5 million were allocated to the Series F Stock financing and secondary sale of common stock, respectively. Fees allocated to the Series F Stock financing were recorded as a net reduction in sale proceeds and the fees allocated to the secondary sale of common stock are included in general and administrative expense.

During 2016, 1,198,637 shares of Series F Stock were replaced with Series F-R Stock.

Series E / Series E-R

In May 2013, we increased the authorized number of shares of our common stock to 50,000,000 and increased the authorized number of shares of our redeemable convertible preferred stock to 70,664,212. In October 2013, we subsequently increased the authorized number of shares of our common stock to 52,000,000 and increased the authorized number of shares of our redeemable convertible preferred stock to 72,364,212. In May and October 2013, we issued and sold an aggregate of 1,192,542 shares of Series E redeemable convertible preferred stock, par value $0.0001 per share (“Series E Stock”), at the purchase price of $37.7344 per share for aggregate consideration of $45.0 million. Issuance costs incurred in connection with the sale of Series E Stock totaled $0.1 million.

The Series E Stock carries a stated dividend of $3.0187 per annum, payable quarterly when, as, and if declared by our board of directors. These dividends are noncumulative in nature. The Series E Stock is entitled to certain anti-dilution protections.

During 2016, 397,515 shares of Series E stock were converted to common stock and 795,027 shares of Series E Stock were replaced with Series E-R Stock.

Series D / Series D-R

In September 2011, we increased the authorized number of shares of our common stock to 45,000,000 and increased the authorized number of shares of our redeemable convertible preferred stock to 57,458,214. In September 2011, we issued and sold an aggregate of 1,395,936 shares of Series D redeemable convertible preferred stock, par value $0.0001 per share (“Series D Stock”), at a purchase price of $23.64 per share for aggregate consideration of $33.0 million.

The Series D Stock carries a stated dividend of $1.8912 per annum, payable quarterly when, as, and if declared by our board of directors. These dividends are noncumulative in nature. The Series D Stock is entitled to certain anti-dilution protections.

During 2016, 1,395,936 shares of Series D Stock were replaced with Series D-R Stock.

Series C / Series C-R

In August 2010, we increased the authorized number of shares of our common stock to 40,000,000 and increased the authorized number of shares of our redeemable convertible preferred stock to 46,290,700. In August 2010, we issued and sold an aggregate of 1,507,906 shares of Series C redeemable convertible preferred stock, par value $0.0001 per share (“Series C Stock”), at the purchase price of $12.2686 per share for aggregate consideration of $18.5 million, which included $17.2 million paid in cash and the conversion of loans totaling $1.3 million, plus accrued interest of less than $0.1 million.

The Series C Stock carries a stated dividend of $0.9814 per annum, payable quarterly when, as, and if declared by our board of directors. These dividends are noncumulative in nature. The Series C Stock is entitled to certain anti-dilution protections.

During 2016, 1,507,906 shares of Series C Stock were replaced with Series C-R Stock.

Series B / Series B-R

In June 2009, we increased the authorized number of shares of our common stock to 27,000,000 and increased the authorized number of shares of our redeemable convertible preferred stock to 16,518,000. In June 2009, we issued and sold an aggregate of 2,248,865 shares of Series B redeemable convertible preferred stock, par value $0.0001 per share (“Series B Stock”), at the purchase price of $2.3567 per share from aggregate consideration of $5.3 million.

The Series B Stock carries a stated dividend of $0.1885 per annum, payable quarterly when, as, and if declared by our board of directors. These dividends are noncumulative in nature. The Series B Stock is entitled to certain anti-dilution protections.

During 2016, 2,121 shares of Series B stock were converted to common stock and 2,246,744 shares of Series B Stock were replaced with Series B-R Stock.

Series A / Series A-R

In August 2008, we increased the authorized number of shares of our common stock to 17,000,000 and increased the authorized number of shares of our redeemable convertible preferred stock to 7,500,000. In August 2008 and May 2009, we issued and sold an aggregate of 1,866,998 shares of Series A redeemable convertible preferred stock, par value $0.0001 per share (“Series A Stock”), at a purchase price of $1.00 per share for aggregate consideration of $1.9 million.

The Series A Stock carries a stated dividend of $0.08 per annum, payable quarterly when, as, and if declared by our board of directors. These dividends are noncumulative in nature. The Series A Stock is entitled to certain anti-dilution protections.

During 2016, 12,375 shares of Series A Stock were converted to common stock and 1,856,998 shares of Series A Stock were replaced with Series A-R Stock.

Protective Provisions

As long as at least 1,500,000 shares of our redeemable convertible preferred stock are outstanding, subject to certain exceptions, we may not (by amendment, merger, consolidation or otherwise) without first obtaining the approval of the holders of a majority of the then outstanding shares of redeemable convertible preferred stock, voting together as a single class on an as-converted basis (i) effect a liquidation transaction, (ii) alter or change the rights, preferences or privileges of a series of redeemable convertible preferred stock so as to affect adversely the shares of such series, (iii) increase or decrease the total number of authorized shares of any redeemable convertible preferred stock class, (iv) authorize or issue any other equity security having a preference over or being on a parity with any series of outstanding redeemable convertible preferred stock with respect to voting, dividends, redemption, conversion or liquidation, (v) redeem, purchase or otherwise acquire any share or shares of redeemable convertible preferred stock or common stock, (vi) amend any stock option or purchase plan to modify the number of shares covered thereby, (vii) alter or change the dividend rights, (viii) declare or pay any dividend, (ix) repay any stockholder notes or obligations to related parties, (x) transfer or grant any rights in any of our technology, (xi) increase or decrease the authorized number of members of our board of directors, (xii) amend our certificate of incorporation, (xiii) acquire the capital stock of any other entity or (xiv) incur indebtedness, in a single transaction or series of related transactions, in an amount in excess of $750,000.

Subject to certain exceptions, we may not, by amendment, merger, consolidation or otherwise, (1) without obtaining the approval of the holders of at least 75% of the then outstanding shares of Series C-R Stock, voting together as a single class on an as-converted basis, (2) without obtaining the approval of the holders of a majority of the then outstanding shares of Series D-R Stock, voting together as a single class on an as-converted basis, (3) without obtaining the approval of the holders of at least 63% of the then outstanding shares of Series E-R Stock, voting together as a single class on an as-converted basis or (4) without obtaining the approval of the holders of a majority of the then outstanding shares of Series F-R Stock, (5) without obtaining the approval of the holders of at least 66 2/3% of the then outstanding shares of Series G Stock or (6) without obtaining the approval of the holders of a majority of the then outstanding shares of Series G’ Stock, voting together as a single class on an as-converted basis, as long as at least 250,000 shares of the Series C-R Stock, Series D-R Stock or Series E-R Stock, at least 299,659 shares of the Series F-R Stock, at least 86,585 shares of the Series G Stock or at least 333,658 shares of the Series G’ Stock are outstanding, as applicable, negatively alter or change the rights, preferences, terms or privileges of the shares of Series C-R Stock, Series D-R Stock, Series E-R Stock, Series F-R Stock, Series G Stock or Series G’ Stock, as applicable.

Subject to certain exceptions, we may not, by amendment, merger, consolidation or otherwise, (1) without obtaining the approval of the holders of a majority of the then outstanding shares of Series D-R Stock, voting together as a single class on an as-converted basis, (2) without obtaining the approval of the holders of at least 63% of the then outstanding shares of Series E-R Stock, voting together as a single class on an as-converted basis or (3) without obtaining the approval of the holders of a majority of the then outstanding shares of Series F-R Stock, voting together as a single class on an as-converted basis, as long as at least 250,000 shares of the Series D-R Stock or Series E-R Stock or at least 299,659 shares of the Series F-R Stock are outstanding, as applicable (i) increase or decrease the authorized shares of Series D-R Stock, Series E-R Stock or Series F-R Stock as applicable, (ii) issue shares of Series D-R Stock, Series E-R

Stock or Series F-R Stock, as applicable, (iii) approve or effect a liquidation transaction in which proceeds are not distributed to holders of Series D-R Stock, Series E-R Stock or Series F-R Stock, as applicable, pursuant to the certificate of incorporation, (iv) redeem, purchase or otherwise acquire any shares of redeemable convertible preferred stock or common stock other than in accordance with the redemption provisions of the certificate of incorporation; provided, however, that this restriction shall not apply to the repurchase of shares of common stock from employees, officers, directors, consultants or other persons performing services for us or any of our subsidiaries pursuant to agreements under which we have the option to repurchase such shares or (v) pay or declare any dividend or other distribution that (a) is paid to holders of capital stock within two years following the initial issuance of the Series D Stock, (b) is paid other than to all holders of capital stock on an as-converted basis or (c) exceeds operating income for the four quarters trailing the date of declaration of the dividend; provided, however, that after the expiration of two years following the initial issuance of the Series D Stock, we may declare and distribute a dividend in an amount exceeding our operating income if (1) the amount by which such dividend exceeds operating income is financed by borrowings, (2) we have a total debt to EBITDA ratio immediately following the dividend that is equal to or less than 3:1, (3) the amount by which such dividend exceeds operating income is equal to or below the amount of funds we borrowed to finance such dividend, (4) the amount by which such dividend exceeds operating income does not exceed $25 million in any fiscal year and (5) the dividend is paid to all holders of capital stock on an as-converted basis.

Subject to certain exceptions, we may not, by amendment, merger, consolidation or otherwise, (1) without obtaining the approval of the holders of at least 66 2/3% of the then outstanding shares of Series G Stock or (2) without obtaining the approval of the holders of a majority of the then outstanding shares of Series G’ Stock, voting together as a single class on an as-converted basis, as long as at least 86,585 shares of the Series G Stock or at least 333,658 shares of the Series G’ Stock are outstanding, as applicable (i) increase the authorized shares of Series G Stock or Series G’ Stock as applicable or (ii) pay or declare any dividend or other distribution that (a) is paid to holders of capital stock within two years following the initial issuance of the Series D Stock, (b) is paid other than to all holders of capital stock on an as-converted basis or (c) exceeds operating income for the four quarters trailing the date of declaration of the dividend; provided, however, that after the expiration of two years following the initial issuance of the Series D Stock, we may declare and distribute a dividend in an amount exceeding our operating income if (1) the amount by which such dividend exceeds operating income is financed by borrowings, (2) we have a total debt to EBITDA ratio immediately following the dividend that is equal to or less than 3:1, (3) the amount by which such dividend exceeds operating income is equal to or below the amount of funds we borrowed to finance such dividend, (4) the amount by which such dividend exceeds operating income does not exceed $25 million in any fiscal year and (5) the dividend is paid to all holders of capital stock on an as-converted basis.

Redemption

At any time on or after May 4, 2022, upon written request of the holders of not less than 66 2/3% of the shares of redeemable convertible preferred stock then-outstanding, voting together as a single class on an as-converted to common stock basis, we are required to redeem all outstanding shares of redeemable convertible preferred stock in eight quarterly installments. The Series A-R Stock, Series B-R Stock, Series C-R Stock, Series D-R Stock, Series E-R Stock, Series F-R Stock, Series G Stock and Series G’ Stock are redeemable at prices equal to $1.00, $2.3567, $12.2686, $23.64, $37.7344, $58.40, $34.4758 and $34.4758 per share, plus any declared or accumulated but unpaid dividends, respectively.

To the extent that we have insufficient funds to redeem all outstanding shares of redeemable convertible preferred stock, we are required to first redeem shares of Series G Stock and Series G’ Stock, then shares of Series F/F-R Stock, then shares of Series E/E-R Stock, then shares of Series D/D-R Stock, then shares of Series C/C-R Stock and then shares of Series B/B-R Stock and Series A/A-R Stock pari passu, in each case on a pro rata basis among the holders thereof.

The redeemable convertible preferred stock carrying amount is increased by periodic accretions, using the interest method, so that the carrying amount will equal the redemption amount at May 4, 2022. Accretion is recorded through a charge against additional paid-in capital.

Liquidation

Upon us (i) selling or otherwise disposing of all or substantially all of our property or business or merging with or into or consolidation with any other corporation, limited liability company or other entity, (ii) a majority of the voting power of our outstanding capital stock being transferred or disposed of as a result of a transaction or series of related transactions that are not issuances of capital stock by us primarily for the purposes of raising equity capital or (iii) any dissolution or winding-up of our business, the holders of Series G’ Stock, Series G Stock, Series F-R Stock, Series E-R Stock, Series D-R Stock, Series C-R Stock, Series B-R Stock and Series A-R Stock shall be entitled to receive payments in amounts per share equaling $34.4758, $68.9516, $58.40, $37.7344, $23.64, $21.4701, $2.3567 and $1.00, plus any declared but unpaid dividends, respectively. Holders of Series G Stock and Series G’ Stock are pari passu and are to be paid prior, and in preference to, any distribution of assets to the holders of all other classes of capital stock. Holders of Series F-R Stock are to be paid prior, and in preference to, any distribution of assets to the holders of Series E-R Stock, Series D-R Stock, Series C-R Stock, Series B-R Stock and Series A-R Stock. Holders of Series E-R Stock are to be paid prior, and in preference to, any distribution of assets to the holders of Series D-R Stock, Series C-R Stock, Series B-R Stock and Series A-R Stock. Holders of Series D-R Stock are to be paid prior, and in preference to, any distribution of assets to the holders of Series C-R Stock, Series B-R Stock and Series A-R Stock. Holders of Series C-R Stock are to be paid prior, and in preference to, any distribution of assets to the holders of Series B-R Stock and Series A-R Stock. Holders of Series A-R Stock and Series B-R Stock are pari passu and are to be paid prior, and in preference to, any distribution of assets to the holders of common stock.

Upon completion of the distributions detailed above, any remaining assets are to be distributed to the holders of common stock, Series A-R Stock, Series B-R Stock, Series C-R Stock, Series D-R Stock, Series E-R Stock, Series F-R Stock, Series G Stock and Series G’ Stock; such participation in the distribution of remaining assets shall cease, however, when the amount that the holders of Series A-R Stock, Series B-R Stock, Series C-R Stock, Series D-R Stock, Series E-R Stock, Series F-R Stock, Series G Stock and Series G’ Stock are entitled to receive upon liquidation equals $2.00 per share, $4.7134 per share, $36.8058 per share, $70.92 per share, $113.2032 per share, $175.20 per share, $103.4274 per share and $103.4274 per share, respectively, plus any declared but unpaid dividends thereon.

If, however, as a result of a conversion from redeemable convertible preferred stock to common stock, a holder would receive, in the aggregate, an amount greater than the amount that would be distributed to such holder if such holder did not convert such series of redeemable convertible preferred stock into shares of common stock, such holder shall be deemed to have converted such holder’s shares of redeemable convertible preferred stock into shares of common stock for the purposes of determining the amount that such holder is entitled to receive upon liquidation and shall not be entitled to any distribution that would have otherwise been made to the holders of redeemable convertible preferred stock detailed above.

Dividends

No dividends have been declared or paid as of December 31, 2017.

Conversion

The holders of our redeemable convertible preferred stock also have the right, at any time, to convert any or all of their shares into such number of shares of common stock as is determined by dividing $1.00 in the case of Series A-R Stock, $2.3567 in the case of the Series B-R Stock, $12.2686 in the case of Series C-R Stock, $23.64 in the case of Series D-R Stock, $37.7344 in the case of Series E-R Stock, $50.0568 in the case of Series F-R Stock, and $34.4758 in the case of Series G Stock and Series G’ Stock by the applicable conversion price. The initial conversion price is $1.00 in the case of Series A-R Stock, $2.3567 in the case of the Series B-R Stock, $12.2686 in the case of Series C-R Stock, $23.64 in the case of Series D-R Stock, $37.7344 in the case of Series E-R Stock, $50.0568 in the case of Series F-R and $34.4758 in the case of Series G Stock and Series G’ Stock. If, at any time following the initial issuance of shares of Series G Stock, we issue any additional shares of capital stock without consideration or for a consideration per share less than the then-effective conversion price for our redeemable convertible preferred stock, the conversion price for all series of outstanding redeemable convertible preferred stock are subject to adjustment. There have been no changes to the conversion price for any series of redeemable convertible preferred stock as of December 31, 2017.

Voting Rights

The holders of our redeemable convertible preferred stock are entitled to vote on an as-converted to common stock basis and as a single class with respect to matters presented to our common stockholders for approval.

We evaluated the rights and preferences for all series of redeemable convertible preferred stock for derivatives that might have required bifurcation. None were identified as of December 31, 2017.

9.	COMMON STOCK WARRANTS

We have granted warrants to purchase shares of our common stock warrants to certain FI partners that include both time-based and performance-based vesting conditions. These warrants are accounted for under ASC Topic 505-50, Equity-Based Payments to Non-Employees. Since the performance conditions contained in these warrants are directly related to revenue-producing activities, we incur non-cash expense in FI Share and other third-party costs on our consolidated statements of operations based on the vesting-date fair value of our common stock underlying these warrants.

A summary of common stock warrant activity, exclusive of the common stock warrants issued in connection with our Series G financing and unvested performance-based warrants to purchase 231,433 shares of common stock as of December 31, 2015 and 644,365 shares of common stock as of December 31, 2016 and December 31, 2017, respectively, is as follows (in thousands, except per share amounts):

	Shares	Weighted-average exercise price per share
Warrants outstanding—December 31, 2014	448	$5.28

Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Warrants outstanding—December 31, 2015	448	$5.28

Granted	97	20.00
Exercised	—	—
Redeemable convertible preferred stock warrants converted to common stock warrants	38	1.92
Forfeited/cancelled	—	—

Warrants outstanding—December 31, 2016	583	$7.52

Granted	17	27.68
Exercised	—	—
Forfeited/cancelled	—	—

Warrants outstanding—December 31, 2017	600	$8.11

Pursuant to the Term Loan, in July 2016, we issued 10-year fully vested warrants to purchase 97,125 shares of common stock at an exercise price of $20.00 per share. In June 2017, we issued an additional warrants to purchase 17,500 shares of common stock at a price of $27.68 per share.

During 2016, warrants to purchase shares of redeemable convertible preferred stock held by parties that did not participate in the Existing Stockholder Note financing were converted to common stock warrants. As a result, warrants to purchase 12,500 shares of our Series A Stock at an exercise price of $1.00 per share, warrants to purchase 25,000 shares of our Series B Stock at an exercise price of $2.36 per share and warrants to purchase 644,365 shares of our Series E Stock at an exercise price of $23.64 per share were converted to common stock warrants. The warrants to purchase shares of our Series A Stock and Series B Stock were fully vested upon issuance. The warrants to purchase 644,365 shares of our Series E Stock have performance-based vesting conditions, which have not been met as discussed in Note 11—Related Parties. The conversion date fair value of the Series A Stock warrants and Series B Stock warrants, which were converted to common stock warrants, was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital. See Note 10—Fair Value Measurements for more information.

10.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table summarizes our liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrants	$—	$—	$2,197	$2,197
Convertible promissory notes	—	—	72,332	72,332

Total liabilities	$—	$—	$74,529	$74,529

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrants	$—	$—	$2,285	$2,285
Common stock warrants	—	—	7,945	7,945

Total liabilities	$—	$—	$10,230	$10,230

Instruments Recorded at Fair Value Using Level 3 Inputs

Our redeemable convertible preferred stock warrants, certain common stock warrants and our convertible promissory notes are measured and recorded at fair value on a recurring basis using Level 3 inputs. The table below provides a roll forward of the changes in fair value of Level 3 financial instruments (in thousands):

	Preferred Stock Warrants	Common Stock Warrants	Convertible Promissory Notes
Balance at December 31, 2014	$3,856	$—	$—
Changes in fair value of redeemable convertible preferred stock warrants	(914)	—	—

Balance at December 31, 2015	$2,942	$—	$—

Fair value of convertible promissory notes at issuance	—	—	66,391
Accrued interest on convertible promissory notes	—	—	2,876
Conversion of preferred stock warrants to common stock warrants	(777)	—	—
Changes in fair value	32	—	3,065

Balance at December 31, 2016	$2,197	$—	$72,332

Accrued interest on convertible promissory notes	—	—	1,701
Conversion of convertible promissory notes to Series G’ preferred stock	—	—	(44,672)
Conversion of convertible promissory notes to common stock	—	—	(24,392)
Issuance of common stock warrants	—	7,452	—
Changes in fair value	88	493	(4,969)

Balance at December 31, 2017	$2,285	$7,945	$—

In valuing our instruments recorded at fair value using Level 3 inputs, our board of directors determined the equity value of our business generally using a combination of the income approach and the market approach valuation methods.

The income approach estimates value based on the expectation of future cash flows that a company will generate, such as cash earnings, cost savings, tax deductions and the proceeds from disposition. These future cash flows are discounted to their present values using a discount rate derived based on an analysis of the cost of capital of comparable publicly traded companies in similar lines of business, as of each valuation date, and is adjusted to reflect the risks inherent in our cash flows.

The market approach estimates the fair value of a company by applying market multiples of comparable publicly traded companies in a similar line of business. The market multiples are based on relevant metrics implied by the price that investors have paid for the equity of publicly traded companies. Given our significant focus on investing in and growing our business, we primarily utilized the forward-looking revenue multiple when performing valuation assessments under the market approach and considered both trading and transaction multiples. When considering which companies to include as our comparable industry peer companies, we focused on U.S.-based publicly traded companies that were broadly comparable to us based on consideration of industry, market and line of business. From the comparable companies, a representative market value multiple was determined and applied to our operating results to estimate the value of our company. The market value multiple was determined based on consideration of multiples of revenue to each of the comparable companies’ last 12-month revenue and the forecasted future 12-month revenue. In addition, the market approach considers IPO and merger and acquisition transactions involving companies similar to the company’s business being valued. Multiples of revenue are calculated for these transactions and then applied to the business being valued, after reduction by an appropriate discount.

Once an equity value was determined, we utilized the option price method, or OPM, or probability-weighted expected return method (“PWERM”) to allocate the overall value of equity to the various share classes. The OPM was used in valuations as of and for dates prior to December 31, 2016 and the PWERM was used in all subsequent valuations. The OPM treats common stock and convertible preferred stock as call options on a company’s enterprise value with exercise prices based on the liquidation preferences of the convertible preferred stock. Under this method, the common stock only has value if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of an assumed liquidity event. The value assigned to the common stock is the remaining value after the convertible preferred stock is liquidated. The OPM prices the call option using the Black-Scholes model. The PWERM relies on a forward-looking analysis to predict the possible future value of a company. Under this method, discrete future outcomes, including an IPO and non-IPO scenarios, are weighted based on the estimated the probability of each scenario. The PWERM is used when discrete future outcomes can be predicted with reasonable certainty based on a probability distribution. We relied on the PWERM to allocate the value of equity under a liquidity scenario. The projected equity value relied upon in the PWERM scenario was based on (1) guideline IPO transactions involving companies that were considered broadly comparable to us and (2) our expectation of the pre-money valuation that we needed to achieve to consider an IPO as a viable exit strategy.

Following the closing of our IPO, the fair value of our common stock will be determined based on the closing price of our common stock on the Nasdaq Global Market.

The following table summarizes key assumptions used in the PWERM for estimating the fair value of our redeemable convertible preferred stock warrant liability and convertible promissory notes:

	December 31,
	2015	2016	2017
Cost of debt applicable to convertible promissory notes	—	12% to 17%	—
Cost of equity applicable to convertible promissory notes	—	24% to 26%	—
Weighted-average cost of capital applicable to redeemable convertible preferred stock warrants	23%	23%	21%
Discount for lack of marketability	7% to 13%	8% to 12%	7% to 13%
Volatility	54%	54%	55%
Risk-free interest rate	0.7%	0.7% to 1.2%	1.2% to 1.4%

Preferred Stock Warrants

Upon the consummation of our IPO, all of the outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically converted into warrants to purchase shares of common stock. See Note 16—Subsequent Events for additional information regarding our IPO.

A summary of our preferred stock warrants is as follows (in thousands, except per share amounts):

Preferred Series	Grant date	Expiration date	Exercise price	December 31, 2016	December 31, 2017
Series B/B-R	2/26/2010	2/25/2020	$2.36	59	59
Series D/D-R	9/21/2012	9/20/2022	$23.64	38	38
Series D/D-R	9/21/2012	9/20/2022	$23.64	13	13

Total				110	110

On May 26, 2016, warrants to purchase shares of redeemable convertible preferred stock held by parties that did not participate in the Existing Stockholder Note financing were converted to common stock warrants. As a result, warrants to purchase 12,500 shares of our Series A Stock, 25,000 shares of our Series B Stock and 644,365 shares of our Series E

Stock were converted to common stock warrants. The warrants to purchase 644,365 shares of our Series E Stock have performance-based vesting conditions, which have not been met as discussed in Note 11—Related Parties. The conversion date fair value of the Series A Stock warrants and Series B Stock warrants, which were converted to common stock warrants, was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital.

We determined that a retrospective valuation of the fair value of our preferred stock warrants on the conversion date was appropriate for financial reporting purposes. In connection with the preparation of our retrospective valuation, we noted that the fair value of our Series B Stock warrants decreased from $20.48 per share on April 30, 2016 to $18.16 per share on September 30, 2016. The decrease in the fair value of the Series B Stock warrants primarily resulted from the dilutive effect of issuing our convertible promissory notes as the Company’s enterprise values on April 30, 2016 and September 30, 2016 were similar and there were no events, or series of events, other than the issuance of the convertible promissory notes, which would have clearly resulted in a decrease in the fair value of the Series B Stock warrants. We derived the fair value of the Series B Stock warrants on the conversion date using an interpolation methodology that considered both the timing and amount of dilution from issuing convertible promissory notes and determined the conversion date fair value to be $20.36 per share.

The fair value of our Series A Stock warrants was $21.56 per share on April 30, 2016. Historically, the fair value of our Series A Stock warrants have changed in a similar pattern to our Series B Stock warrants due to similarities between the underlying Series A Stock and Series B Stock. We determined the conversion date fair value to be $21.44 per share based on similar percentage decline in the fair value of our Series B Stock.

The fair value of the warrants to purchase Series B-R Stock and Series D-R Stock increased from $25.16 per share and $13.84 per share on December 31, 2016 to $26.80 per share and $13.63 per share on December 31, 2017, respectively. The changes in the fair value of the warrants to purchase Series B-R Stock and Series D-R Stock primarily resulted from the timing of future potential liquidity events, changes to our forecasted financial results and changes in the valuation of comparable companies.

Common Stock Warrants

In July 2016, we issued warrants to purchase 97,125 shares of common stock at an exercise price of $20.00 per share to a lender. In June 2017, we issued the lender additional warrants to purchase 17,500 shares of common stock at a price of $27.68 per share. The fair value of the warrants issued in July 2016 and June 2017 were calculated to be $1.0 million and $0.3 million, respectively. We determined the grant date fair value of these common warrants using the Black-Scholes option pricing model, which is affected by the estimated fair value of our common stock as well as the following significant inputs:

	Common stock warrants (issued July 2016)	Common stock warrants (issued June 2017)
Weighted-average grant date fair value	$10.44	$19.04
Significant inputs:
Value of common stock	$17.92	$30.08
Expected term	10 years	10 years
Volatility	51%	50%
Risk-free interest rate	1.2%	2.2%
Dividend yield	—%	—%

To determine the fair value of our common stock warrants issued in connection with our Series G Stock financing, we utilized a Monte Carlo simulation, which allows for the modeling of complex securities and evaluates many possible outcomes to forecast the stock price of the company post-IPO. As part of the valuation, we considered various scenarios related to the pricing, timing and probability of an IPO. We applied an annual equity volatility of 59% and a discount for lack of marketability of 11% to arrive at a valuation of $7.5 million on the issuance date.

The fair value of our common stock on September 30, 2017, as determined by an independent third party valuation firm using the PWERM as discussed above, was $24.24 per share. We derived the fair value of our common stock on December 31, 2017 using an interpolation methodology that considered the timing of future potential liquidity events, changes to our forecasted financial results and changes in the valuation of comparable companies and determined the fair value of our common stock to be $26.74 per share. Using inputs consistent with those used to interpolate our common stock, we derived a fair value of $7.9 million for these common stock warrants on December 31, 2017.

Convertible Promissory Notes

See Note 8—Redeemable Convertible Preferred Stock for a description of the Series G Stock financing and the transactions that resulted in the conversion of the convertible promissory notes into shares of our Series G’ Stock.

The redemption features included in the terms of the convertible promissory notes were determined to be derivative liabilities due to a significant discount within the redemption features for the note holders. Embedded derivatives that are not clearly and closely related to the host contract are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains (losses) on the host contract and derivative will be reflected in the consolidated statements of operations. We elected the fair value option for the Existing Stockholder Notes and Aimia Notes, therefore direct costs and fees associated with the issuance were recognized in earnings as incurred and were not deferred.

To determine the fair value of our convertible promissory notes, we utilized key assumptions from the PWERM, as shown above. Under this method, we considered the redemption features of the convertible promissory notes, as described in Note 5—Debt, to determine the fair value under discrete future outcomes, including IPO and non-IPO scenarios. Under certain non-IPO scenarios, holders of the convertible promissory notes were due to receive two times preference on the outstanding principal amount. We weighted the fair values based on the estimated probability of each scenario to determine the overall fair value of the convertible promissory notes as of the balance sheet date. A one percent increase or decrease in the cost of debt and equity would have a $0.6 million impact on the value of the convertible promissory notes as of December 31, 2016.

The Existing Stockholder Notes and Aimia Notes were issued with an aggregate principal amount of $50.7 million. Paid-in-kind interest during 2016 and 2017 totaled $2.9 million and $1.7 million, respectively, and is recognized in interest expense, net in our consolidated statements of operations.

11.	RELATED PARTIES

Convertible Promissory Notes

As discussed in Note 5—Debt, in 2016, we issued Existing Stockholder Notes to our founders and certain of our existing stockholders in an aggregate principal amount of $27.0 million. The following table summarizes purchases of our convertible promissory notes by our directors, executive officers and holders of more than 5% of any class of our capital stock as of the date of such transaction (in thousands):

Related Party	Principal amount of convertible notes
Aeroplan Holdings Europe Sàrl(1)	$3,987
Entities affiliated with Polaris Venture Partners(2)	5,321
Canaan VIII L.P.(3)	6,514
Entities affiliated with Discovery Capital(4)	2,663
Scott D. Grimes	650
Lynne M. Laube	350

(1)	Aeroplan Holdings Europe Sàrl is an affiliate of Aimia Inc. David L. Adams, a member of our board of directors, was the Executive Vice President and Chief Financial Officer of Aimia Inc. at the time of the issuance.
(2)

Consists of convertible promissory notes in an aggregate principal amount of $5,134,443.03 purchased by Polaris Venture Partners V, L.P., or PVP V, convertible promissory notes in an aggregate principal amount of $100,069.82 purchased by Polaris Venture Partners Entrepreneurs’ Fund V, L.L., or PVP EF V, convertible promissory notes in an aggregate principal amount of $35,170.61 purchased by Polaris Venture Partners Founders’ Fund V, L.P., or PVP FF V, and convertible promissory notes in an aggregate principal amount of $51,344.45 purchased by Polaris Venture Partners Special Founders’ Fund V, L.P., or PVP SFF V. Polaris Venture Management Co. V, L.L.C. (“PVM V”) is the general partner of each PVP V, PVP EF V, PVP FF V, and PVP SFF V (collectively, the “Polaris Funds”). PVM V may be deemed to have sole power to vote and dispose of the shares held by each of the Polaris Funds. Each of Jonathan Flint and Terrance McGuire (collectively, the “Managing Members”) are the managing members of PVM V and may be deemed to share voting and dispositive power with respect to the shares held by the Polaris Funds. Bryce Youngren, a member of our board of directors, has a membership interest in PVM V, and may be deemed to share voting and dispositive powers with respect to the shares held by the Polaris Funds by virtue of his relationship to PVM V. Each of PVM V, the Managing Members and Mr. Youngren disclaim beneficial ownership of all of the shares owned by the

Polaris Funds, and this report shall not be deemed an admission that any of PVM V, the Managing Members or Mr. Youngren is the beneficial owner of the shares owned by the Polaris Funds for purposes of Section 16 or for any other purpose, except to the extent of their respective and proportionate pecuniary interests therein.

(3)	John V. Balen, a member of our board of directors, is a managing member of Canaan Partners VIII LLC, the general partner of Canaan VIII L.P. Mr. Balen does not have voting or investment power over any shares held directly by Canaan VIII L.P.
(4)	Consists of convertible promissory notes in an aggregate principal amount of $2,385,974.51 purchased by Discovery Global Opportunity Master Fund, Ltd., or Discovery Global Opportunity, and convertible promissory notes in an aggregate principal amount of $277,291.57 purchased by Discovery Global Focus Master Fund, Ltd., or Discovery Global Focus. Discovery Capital Management, LLC is the manager of each of Discovery Global Opportunity and Discovery Global Focus, and may be deemed to have the sole voting and dispositive power over the shares held by Discovery Global Opportunity and Discovery Global Focus.

Series G / Series G’

In May 2017, we issued and sold, for aggregate consideration of $11.9 million, an aggregate of 346,334 shares of our Series G Stock and warrants to purchase shares of our common stock. In connection with the issuance of our Series G Stock, the principal and accrued interest under the Existing Stockholder Notes converted into an aggregate of 1,295,746 shares of our Series G’ redeemable convertible preferred stock and the principal and accrued interest under the Aimia EMEA Notes converted into an aggregate of 801,329 shares of our common stock. The following table summarizes the participation in the foregoing transactions by our directors, executive officers and holders of more than 5% of any class of our capital stock as of the date of such transactions (in thousands):

Related Party	Shares of Series G Preferred Stock	Shares of Series G’ Preferred Stock	Shares of Common Stock	Warrants to Purchase Common Stock
Entities affiliated with Aimia, Inc.(1)	—	382	801	—
Entities affiliated with Polaris Venture Partners(2)	29	212	—	(6)
Canaan VIII L.P.(3)	54	260	—	(6)
Entities affiliated with Discovery Capital(4)	—	106	—	—
Scott D. Grimes	—	26	—	—
Lynne M. Laube	—	14	—	—
Entities affiliated with Mark A. Johnson(5)	35	15	—	(6)
John Klinck.	6	—	—	(6)
David Adams	3	—	—	(6)

(1)	Consists of 159,207 shares of Series G’ redeemable convertible preferred stock issued to Aeroplan Holdings Europe Sàrl, 223,020 shares of Series G’ redeemable convertible preferred stock issued to Aimia EMEA Limited and 801,329 shares of common stock issued to Aimia EMEA Limited.
(2)	Consists of 27,988 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners V, L.P. (“PVP V”), 205,020 shares of Series G’ redeemable convertible preferred stock issued to PVP V, 545 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Entrepreneurs’ Fund V, L.L. (“PVP EF V”), 3,995 shares of Series G’ redeemable convertible preferred stock issued to PVP EF V, 191 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Founders’ Fund V, L.P. (“PVP FF V”), 1,404 shares of Series G’ redeemable convertible preferred stock issued to PVP FF V, 280 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVP SFF V”) and 2,050 shares of Series G’ redeemable convertible preferred stock issued to PVP SFF V. Polaris Venture Management Co. V, L.L.C. (“PVM V”) is the general partner of each PVP V, PVP EF V, PVP FF V, and PVP SFF V (collectively, the “Polaris Funds”). PVM V may be deemed to have sole power to vote and dispose of the shares held by each of the Polaris Funds. Each of Jonathan Flint and Terrance McGuire (collectively, the “Managing Members”) are the managing members of PVM V and may be deemed to share voting and dispositive power with respect to the shares held by the Polaris Funds. Bryce Youngren, a member of our board of directors, has a membership interest in PVM V, and may be deemed to share voting and dispositive powers with respect to the shares held by the Polaris Funds by virtue of his relationship to PVM V. Each of PVM V, the Managing Members and Mr. Youngren disclaim beneficial ownership of all of the shares owned by the Polaris Funds, and this report shall not be deemed an admission that any of PVM V, the Managing Members or Mr. Youngren is the beneficial owner of the shares owned by the Polaris Funds for purposes of Section 16 or for any other purpose, except to the extent of their respective and proportionate pecuniary interests therein.

(3)	John V. Balen, a member of our board of directors, is a managing member of Canaan Partners VIII LLC, the general partner of Canaan VIII L.P. Mr. Balen does not have voting or investment power over any shares held directly by Canaan VIII L.P.
(4)	Consists of 95,272 shares of Series G’ redeemable convertible preferred stock issued to Discovery Opportunity Master Fund, Ltd. and 11,072 shares of Series G’ redeemable convertible preferred stock issued to Discovery Global Focus Master Fund, Ltd.
(5)	Consists of 15,045 shares of Series G’ redeemable convertible preferred stock issued to TTP Fund II, L.P., 29,005 shares of Series G redeemable convertible preferred stock purchased by TTV Ivy Holdings, LLC and 5,801 shares of Series G redeemable convertible preferred stock purchased by Mr. Johnson. TTV Capital is a provider of management services to TTP GP II, LLC, which is a general partner of TTP Fund II, L.P. TTV Capital is the manager of TTV Ivy Holdings Manager, LLC, which is the general partner of TTV Ivy Holdings, LLC. Mark A. Johnson, a member of our board of directors, is a member of each of TTP GP II, LLC and TTV Ivy Holdings Managers, LLC and holds the title of partner of TTV Capital, and may be deemed to share voting and dispositive power over the shares held by TTP Fund II L.P. and TTV Ivy Holdings, LLC.
(6)	The actual number of shares issuable to each investor upon the exercise of such warrants is equal to the product obtained by multiplying the number of shares of Series G redeemable convertible preferred stock set forth opposite such investor’s name in the table above by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants become exercisable and the denominator of which is such volume weighted average closing price.

Agreements with Fidelity Information Services, LLC

We are party to a reseller agreement with Fidelity Information Services LLC (“FIS”). Pursuant to the reseller agreement, FIS markets and sells our services to financial institutions that are current or potential customers of FIS in exchange for a revenue share percentage. We are also obligated to make milestone payments to FIS related to the integration and deployment of our solutions. See Note 13—Commitments and Contingencies for additional information. Prior to our IPO, FIS was entitled to elect a member of our board of directors, who was Robert Legters until his resignation immediately prior to the IPO in February 2018.

In May 2013, FIS purchased 397,515 shares of our Series E Stock. See Note 8—Redeemable Convertible Preferred Stock for additional information. We also granted 10-year performance-based warrants to purchase up to 644,365 shares of Series E Stock at an exercise price of $23.64 per share. Since FIS did not participate in the Existing Stockholder Note financing, their preferred stock warrants were converted to common stock warrants in May 2016. The warrants become exercisable subject to the attainment of certain milestones related to the number of active accounts for which our solutions have been enabled. We have determined that these warrants are subject to the guidance under ASC Topic 505-50. These warrants will not be subject to the disclosure requirements under ASC Topic 820, Fair Value Measurements and Disclosures, when and if vested and expensed. As of December 31, 2017, no such warrants have vested and therefore no related expense has been recorded. Since the performance conditions are directly related to revenue-producing activities, we will incur non-cash expense in our FI Share and other third-party costs based on the vesting-date fair value of our redeemable convertible preferred stock underlying these warrants. These warrants vested upon the completion of our IPO in February 2018 resulting in a non-cash expense of $2.5 million.

Agreements with Aimia Inc. and Affiliated Entities

In January 2014, we entered into a cooperation agreement with Aimia, which is a holder of our equity securities. As discussed in Note 12—Variable Interest Entity, Aimia agreed to terminate the cooperation agreement in June 2016 in exchange for $22.3 million of convertible promissory notes, resulting in Cardlytics, Inc. obtaining full control of Cardlytics UK. The net payable due to Aimia on June 30, 2016 totaled $5.7 million and was converted to a convertible promissory note. The termination of the cooperation agreement also resulted in a termination of the Working Capital Line of Credit. See Note 5—Debt, for additional information regarding the Working Capital Line of Credit and Aimia Notes.

12.	VARIABLE INTEREST ENTITY

Cardlytics UK was operated through a cooperation agreement with Aimia whereby we and Aimia shared equally in cost and revenue related to the business in the U.K. On June 30, 2016, we and Aimia agreed to terminate this agreement, resulting in Cardlytics, Inc. obtaining full control of Cardlytics UK. While we maintained 100% equity ownership of Cardlytics UK, the cooperation agreement required that we establish a supervisory board, made up of two representatives from each of Cardlytics and Aimia, which is responsible for strategy and other approvals relating to the operations. As such, we and Aimia shared functional control over Cardlytics UK. Accordingly, Cardlytics UK was deemed to be a variable interest entity (“VIE”) while it was operated under the cooperation agreement. Subsequent to the termination of the cooperation agreement, Cardlytics UK is not considered a VIE as it is fully owned and controlled by Cardlytics, Inc.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., the ability to make significant decisions through voting rights and the right to receive the expected residual returns of the entity or the obligation to absorb the expected losses of the entity). A variable interest holder that has both (1) the power to direct the activities of the VIE that most significantly impact its economic performance and (2) either an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE is referred to as the primary beneficiary and must consolidate the VIE.

Cardlytics UK was deemed to be a VIE because we shared with Aimia the power to direct the activities that most significantly impacted Cardlytics UK’s economic performance, and Aimia did not hold any equity investment in Cardlytics UK. Due to the fact that we shared such decision making with Aimia, we individually did not have the characteristics of a primary beneficiary. However, we consolidated Cardlytics UK because (1) it was part of a related party group that included Aimia, (2) the related party group had the characteristics of a primary beneficiary and (3) we were most closely associated with Cardlytics UK. We concluded that we were most closely associated with Cardlytics UK because (1) merchants viewed Cardlytics UK as the primary obligor in the performance of marketing services with Aimia acting as a de facto agent on behalf of Cardlytics UK and (2) our software was used by Cardlytics UK in the performance of its services. We also had a disproportionate share of the economic risks when compared to our functional voting control as we incurred more than 50% of the expenses due to the absorption of 100% of the information technology and systems support related expenses for Cardlytics UK. There were no restrictions on the assets or liabilities of the VIE as a result of the cooperation agreement. The liabilities of the VIE were comprised mainly of short-term accrued expenses, and creditors had no recourse to our general credit or assets. Our conclusion that Cardlytics UK was a VIE was also partially reached due to the fact that Aimia was a related party.

Our consolidated statements of operations includes the reimbursement of expense and allocation of revenue that are due to and due from Aimia pursuant to the agreement. Operating expense reimbursements and allocation of revenue less FI Share and third-party costs (recorded in FI Share and other third-party costs), are as follows (in thousands):

	Year Ended December 31,
	2015	2016	2017
Operating expense reimbursements:
Delivery costs	$15	$24	$—
Sales and marketing expense	1,247	597	—
General and administrative expense	519	129	—
Allocation of revenue less FI Share and other third-party costs	1,847	1,223	—

Cardlytics UK’s effect on consolidated operating cash flows is a cash outflow of $0.4 million and $0.6 million during 2015 and 2016, respectively. There were no material investing or financing cash flows associated with Cardlytics UK during 2015 or 2016.

13.	COMMITMENTS AND CONTINGENCIES

FI Implementation Costs

Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to FI partners are included in deferred FI implementation costs on our consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in FI Share and other third-party costs on our consolidated statements of operations. Certain of these agreements provide for future reductions in FI Share due to the FI partner. These reductions in FI Share are recorded as a reduction to deferred implementation costs and also result in a cumulative adjustment to accumulated amortization. Reductions to FI Share in 2018 and 2019 are expected to total $5.4 million and $4.6 million, respectively. Unearned amounts not yet paid to FI partners totaled $9.3 million as of December 31, 2017.

One of our FI partners that we have made milestone payments to has experienced prolonged delays in implementing and supporting our Cardlytics Direct solution. As a result, we wrote off deferred FI implementation costs totaling $0.8 million to FI Share and other third-party costs on our consolidated statements of operations in 2016.

The following table presents changes in deferred FI implementation costs (in thousands):

	Year Ended December 31,
	2015	2016	2017
Beginning balance	$123	$1,936	$8,451
Deferred costs	2,023	8,205	10,900
Recovery through FI Share	—	—	(4,100)
Amortization	(210)	(876)	(1,626)
Impairment	—	(814)	—

Ending balance	$1,936	$8,451	$13,625

Payments to FI partners not yet earned totaled $3.2 million as of December 31, 2017. Future amortization, based on the amounts earned as of December 31, 2017, exclusive of amounts expected to be recovered, is as follows (in thousands):

Years Ending December 31,	Amortization
2018	$2,811
2019	2,711
2020	2,595
2021	2,299

Total	$10,416

As a result of not meeting a minimum FI Share commitment in 2016, we were required to pay an FI partner $2.6 million in March 2017. This shortfall is recorded as of December 31, 2016 as a component of FI Share liability on our consolidated balance sheet and is included in FI Share and other third-party costs on our consolidated statement of operations. We also have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period after June 30, 2018 and following the completion of certain milestones, which were not met as of December 31, 2017.

Operating Leases

We lease office and apartment space and office equipment under non-cancelable operating lease agreements expiring on various dates through April 2026. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. On our consolidated balance sheets, the current portion of deferred rent is included in accrued liabilities and the noncurrent portion is included within deferred liabilities. Rent expense during 2016 and 2017 totaled $2.9 million and $3.0 million, respectively.

In August 2013, we entered into a 130-month office lease for our new corporate headquarters in Atlanta, Georgia. The facility was delivered to us in July 2014 and provides 76,880 square feet of office space. We began recognizing rent expense at the beginning of the lease term in July 2014. The lease contains a $3.8 million tenant improvement allowance that is included in deferred rent and amortized as a reduction to rent expense over the lease term. Minimum lease payments under the agreement total $16.0 million.

In July 2015, we entered into a 60-month lease, expanding our existing data center space located in Atlanta, Georgia. Minimum lease payments under the agreement total $2.3 million.

In December 2016, we entered into a 40-month office lease for our new office in Victoria, London, providing 5,295 square feet of office space. We began recognizing rent expense at the beginning of the lease term in December 2016. Minimum lease payments under the agreement total £0.8 million.

As of December 31, 2017, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2018	2,664
2019	2,688
2020	2,090
2021	1,654
2022	1,703
Thereafter	4,173

Total	$14,972

Litigation

From time to time, we may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. We make assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. We record a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range. If no amount within the range is a better estimate than any other amount, we accrue the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, we disclose the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, we disclose the nature and estimate of the possible loss of the litigation. We do not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on our liquidity, results of operations, business or financial condition.

Letters of Credit

In connection with the lease of the new corporate headquarters, we executed a $2.5 million irrevocable letter of credit on April 1, 2014. In December 2016, upon transitioning our operating bank accounts to a new financial institution, we replaced our existing irrevocable letter of credit with a new $2.0 million irrevocable letter of credit, which reduced to $1.5 million in May 2017.

On September 2, 2015, we executed a $1.0 million irrevocable letter of credit as security for payment of Consumer Incentives to a new FI partner. This irrevocable letter of credit expired in September 2016 and was not renewed.

14.	EARNINGS PER SHARE

Diluted net loss per share is the same as basic net loss per share for 2015, 2016 and 2017 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	December 31,
	2015	2016	2017
Redeemable convertible preferred stock:
Series A/A-R	1,869	1,857	1,857
Series B/B-R	2,249	2,247	2,247
Series C/C-R	1,508	1,508	1,508
Series D/D-R	1,396	1,396	1,396
Series E/E-R	1,193	795	795
Series F/F-R	1,199	1,199	1,199
Series G	—	—	346
Series G’	—	—	1,296
Common stock warrants	564	1,227	1,245
Redeemable convertible preferred stock warrants	791	110	110
Common stock options	1,676	2,137	2,514
Restricted securities units	—	53	37
Convertible promissory notes	—	2,734	—

15.	SEGMENTS

We have three operating segments: our Cardlytics Direct solutions in the U.S. and U.K. and Other Platform Solutions, as determined by the information that both our Chief Executive Officer and President and Chief Operating Officer, who we consider our chief operating decision makers, use to make strategic goals and operating decisions. Our Cardlytics Direct operating segments in the U.S. and U.K. represent our proprietary native bank advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Our Other Platform Solutions segment represents solutions that enable marketers and marketing service providers to leverage the power of purchase intelligence across all of their marketing investments.

Revenues and FI Share and other third-party can be directly attributable to each segment. Our chief operating decision makers allocate resources to, and evaluate the performance of, our operating segments based on revenue and adjusted contribution. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies.

The following table provides information regarding our reportable segments (in thousands):

	Year Ended December 31,
	2015	2016	2017
Cardlytics Direct:
Adjusted contribution	$25,783	$39,684	$53,558
FI Share and other third-party costs	38,664	58,105	68,833

Revenue	$64,447	$97,789	$122,391

Other Platform Solutions:
Adjusted contribution	$4,160	$6,852	$3,560
FI Share and other third-party costs	9,027	8,180	4,414

Revenue	$13,187	$15,032	$7,974

Total:
Adjusted contribution	$29,943	$46,536	$57,118
FI Share and other third-party costs	47,691	66,285	73,247

Revenue	$77,634	$112,821	$130,365

Adjusted Contribution

Adjusted contribution represents our revenue less FI Share and other third-party costs.

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Year Ended December 31,
	2015	2016	2017
Adjusted contribution	$29,943	$46,536	$57,118
Minus:
Delivery costs	4,803	6,127	7,012
Sales and marketing expense	32,784	31,261	31,927
Research and development expense	11,604	13,902	12,150
General and administration expense	18,197	21,355	20,100
Depreciation and amortization expense	2,194	4,219	3,028
Termination of U.K. agreement expense	—	25,904	—
Total other expense	1,002	19,464	2,542

Loss before income taxes	$(40,641)	$(75,696)	$(19,641)

The following table provides geographical information (in thousands):

	Year Ended December 31,
	2015	2016	2017
Revenue:
United States	$69,147	$100,590	$113,509
United Kingdom	8,487	12,231	16,856

Total	$77,634	$112,821	$130,365

	December 31,
	2016	2017
Property and equipment:
United States	$8,000	$6,813
United Kingdom	345	506

Total	$8,345	$7,319

Capital expenditures within the U.K. were immaterial during 2016 and 2017.

16.	SUBSEQUENT EVENTS

We evaluated subsequent events through March 19, 2018, the date on which these consolidated financial statements were issued.

Charter Amendment

On January 26, 2018, our board of directors approved an amended and restated certificate of incorporation to (1) effect a reverse split on outstanding shares of our common stock and redeemable convertible preferred stock on a one-for-four basis (the “Reverse Stock Split”), (2) modify the threshold for automatic conversion of our preferred stock into shares of our common stock in connection with an IPO to eliminate the requirement of gross proceeds to the Company of not less than $70.0 million and (3) authorize us to issue up to 100,000,000 shares of common stock, $0.0001 par value per share and 25,000,000 shares of redeemable convertible preferred stock, $0.0001 par value per share (collectively, the “Charter Amendment”). The authorized shares and par values of our common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Charter Amendment was approved by the Company’s stockholders on January 26, 2018 and became effective upon the filing of the Charter Amendment with the State of Delaware on January 26, 2018. All issued and outstanding common stock and preferred stock and related share and per share amounts contained in these financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Initial Public Offering

On February 13, 2018, we closed our IPO, in which we issued and sold 5,400,000 shares of common stock at a public offering price of $13.00 per share, resulting in gross proceeds of $70.2 million. On February 14, 2018, pursuant to the underwriters’ partial exercise of their over-allotment option to purchase up to an additional 810,000 shares from us, we issued and sold an additional 421,355 additional shares of our common stock, resulting in additional gross proceeds to us of $5.5 million. In total, we issued 5,821,355 shares of common stock and raised $75.7 million in gross proceeds, or $66.1 million in net proceeds after deducting underwriting discounts and commissions of $5.3 million and estimated offering costs of $4.3 million. Upon the closing of the IPO, all of the outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock and all warrants to purchase shares of redeemable convertible preferred stock were automatically converted into warrants to purchase shares of common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock or warrants to purchase shares of redeemable convertible preferred stock outstanding. The consolidated financial statements as of December 31, 2017, including share and per share amounts, do not give effect to the IPO or conversion of the redeemable convertible preferred stock, as the IPO and such conversions were completed subsequent to December 31, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Controls Over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

As of February 28, 2018, our board of directors consists of eight members. In accordance with our amended and restated certificate of incorporation, which became effective in connection with our initial public offering, or IPO, on February 8, 2018, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire at that annual meeting are put forward for election for a three-year term. Our directors are divided among the three classes as follows:

•	Class I, which consists of Scott D. Grimes, Mark A. Johnson and David L. Adams, and whose term will expire at our 2019 annual meeting of stockholders;

•	Class II, which consists of Lynne M. Laube, John Klinck and Tony Weisman, and whose term will expire at our 2020 annual meeting of stockholders; and

•	Class III, which consists of John V. Balen and Bryce Youngren, and whose term will expire at our 2021 annual meeting of stockholders.

The following table sets forth information concerning our directors as of February 28, 2018:

Name	Age	Position(s)
Scott D. Grimes	55	Chief Executive Officer, Co-Founder and Director
Lynne M. Laube	48	Chief Operating Officer, Co-Founder and Director
David L. Adams(2)(3)	61	Director
John V. Balen(1)(2)	57	Chairman of the Board of Directors
Mark A. Johnson(1)	65	Director
John Klinck(3)	54	Director
Tony Weisman(1)	58	Director
Bryce Youngren(2) (3)	47	Director

(1)	Member of the compensation committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the audit committee.

Mr. Robert Legters served as a member of our board of directors from December 2015 until immediately prior to the closing our IPO.

Class I Directors Continuing In Office Until Our 2019 Annual Meeting of Stockholders

David L. Adams has served as a member of our board of directors since September 2011. From 2007 until he retired in March 2016, Mr. Adams served as Executive Vice President and Chief Financial Officer of Aimia Inc., a TSX listed, data-driven marketing and loyalty analytics company. Before joining Aimia, Mr. Adams held a variety of executive finance positions at Photowatt Technologies Inc., SR Telecom Inc. and CAE Inc. Prior to these roles, he held a number of positions with the Bank of Nova Scotia and Ernst & Young. Mr. Adams serves as a director of Points International (TSX, NASDAQ), Club Premier (Aeromexico’s frequent flyer program), Plan International Canada and is a member of the Board of Governors of the Stratford Festival. Mr. Adams is a member of the audit committee of all of these boards, chairs the HRCC at Plan and is a member of the HRCC at Club Premier. Mr. Adams is a chartered accountant in Canada and holds a B.Comm. in Commerce and Finance from the University of Toronto. Our board of directors believes that Mr. Adams’ financial expertise and experience in the technology industry qualify him to serve on our board of directors.

Scott D. Grimes has served as our Chief Executive Officer and as a member of our board of directors since our founding in June 2008. From 2005 to June 2008, Mr. Grimes was Senior Vice President and General Manager, Payments at Capital One Financial Corporation and, from 2003 to 2005, Mr. Grimes was Vice President, Strategy at Capital One Financial Corporation. From 2001 to 2003, Mr. Grimes was a Principal at Canaan Partners, a venture capital firm. Earlier in his career, Mr. Grimes was a Senior Vice President at FreeMarkets Inc., an e-sourcing company, and a Principal at McKinsey & Company, a management consulting firm. Mr. Grimes began his career at Schlumberger Limited as an electrical engineer. Since August 2014, Mr. Grimes has served as a director of Great Plains Energy Incorporated, a regulated electric utility, where he also serves on the governance and audit committees. Mr. Grimes holds a B.S. in Electrical Engineering from Union College and an M.B.A. from Stanford University. Our board of directors believes that Mr. Grimes’s business expertise and his daily insight into corporate matters as our Chief Executive Officer qualify him to serve on our board of directors.

Mark A. Johnson has served as a member of our board of directors since October 2010. Mr. Johnson joined TTV Capital, a venture capital firm, as a General Partner in 2008. From 1982 to 2000 and from 2003 to 2008, Mr. Johnson held various positions at CheckFree Corporation, a provider of financial electronic commerce services and products, including director, Vice President of Operations and Vice Chairman. From 2000 to 2003, Mr. Johnson left CheckFree to form e-RM Ventures, a private investing consultancy focused on early stage payments-related companies, although he continued to serve as a director of CheckFree. Prior to joining CheckFree, Mr. Johnson worked for the Federal Reserve Bank and Bank One Corporation. Mr. Johnson serves as a director and on the audit committee of FleetCor Technologies, Inc., a public company, and serves as a director of a number of privately-held companies. He also is the former chairman of Venture Atlanta, a technology conference focused on connecting Georgia’s entrepreneurs with the capital providers. Mr. Johnson holds a B.S. in Business from Miami University and an M.B.A. from Ohio State University. Our board of directors believes that Mr. Johnson’s experience in financial e-commerce services and his service on numerous private company boards qualify him to serve on our board of directors.

Class II Directors Continuing In Office Until Our 2020 Annual Meeting of Stockholders

Lynne M. Laube has served as our Chief Operating Officer and as a member of our board of directors since our founding in June 2008. From 1995 to June 2008, Ms. Laube held various positions at Capital One, including as a Vice President. Ms. Laube started her career at Bank One Corporation, where she specialized in operations analysis. Ms. Laube holds a B.S. in Finance and Marketing from University of Cincinnati. Our board of directors believes that Ms. Laube’s business expertise and her daily insight into corporate matters as our President and Chief Operating Officer qualify her to serve on our board of directors.

John (“Jack”) Klinck has served as a member of our board of directors since October 28, 2016. Mr. Klinck is currently an active angel and seed stage investor in FinTech oriented firms. From 2006 to April 2015, Mr. Klinck was Executive Vice President and Head of Global Strategy and New Ventures at State Street Corporation, where he served on that firm’s management committee and ran several business lines including Alternative Investment Solutions, Credit Services, Global Exchange and Corporate Strategy. Before joining State Street, Mr. Klinck was Vice Chairman and President of the Investment Manager Solutions Group at Mellon Financial Corporation. Before joining Mellon in 1997, Mr. Klinck held various management positions at American Express. Mr. Klinck holds a B.A. from Middlebury College and an M.B.A from the Fuqua School of Business at Duke University. Our board of directors believes that Mr. Klinck’s diverse management expertise and experience in the financial services industry qualify him to serve on our board of directors.

Tony Weisman has served as a member of our board of directors since October 2014. Mr. Weisman has served as the Chief Marketing Officer of Dunkin’ Donuts since September 2017. From 2007 until September 2017, Mr. Weisman served in senior executive positions at Digitas and as the Chief Executive Officer of Digitas North America from March 2013 until September 2017. From 2002 to 2006, Mr. Weisman was Chief Marketing Officer at DraftFCB/Chicago, an advertising agency. Prior to 2002, he held various management positions at advertising agency Leo Burnett. Mr. Weisman holds a B.A. in Political Science from Brown University. Our board of directors believes that Mr. Weisman’s experience in the advertising industry qualifies him to serve on our board of directors.

Class III Directors Continuing In Office Until Our 2021 Annual Meeting of Stockholders

John V. Balen has served as a member of our board of directors since August 2008 and as chairman of our board of directors since April 2017. Mr. Balen joined Canaan Partners, a venture capital firm in 1995 and is currently a Partner, where he focuses on the digital media, enterprise and financial technology sectors. Before joining Canaan Partners, Mr. Balen held a variety of operational and financial roles, including Managing Director of Horsley Bridge Partners, a private equity firm. Earlier in his career, Mr. Balen was an engineer at Codenoll Technology, a fiber communications company, and an engineer at Digital Equipment Corp. Mr. Balen serves as a director for a number of privately-held companies. Mr. Balen holds a B.S. in Electrical Engineering and an M.B.A. from Cornell University. Our board of directors believes that Mr. Balen’s experience investing in technology businesses and his service on numerous private company boards qualify him to serve on our board of directors.

Bryce Youngren has served as a member of our board of directors since August 2008. Mr. Youngren joined Polaris Partners, a venture capital firm, in 2002 and currently is a Managing Partner of the firm and co-leads the firm’s technology investing team. Prior to joining Polaris, Mr. Youngren worked for Great Hill Partners and Willis Stein and Partners, two private equity firms, and for Bear Stearns & Co.’s technology investment banking group. Mr. Youngren serves as a director for a number of privately-held companies. Mr. Youngren holds a B.A in Economics from the University of Illinois at Urbana-Champaign and an M.B.A. from the University of Pennsylvania. Our board of directors believes that Mr. Youngren’s experience investing in technology businesses and his service on numerous private and public company boards qualify him to serve on our board of directors.

Executive Officers

The following table sets forth information regarding our executive officers as of February 28, 2018:

Name	Age	Position(s)
Scott D. Grimes	55	Chief Executive Officer, Co-Founder and Director
Lynne M. Laube	48	Chief Operating Officer, Co-Founder and Director
David T. Evans	42	Chief Financial Officer and Head of Corporate Development
Kirk L. Somers	52	Chief Legal & Privacy Officer

Scott D. Grimes. Biographical information regarding Mr. Grimes is set forth above under “Our Board of Directors”.

Lynne M. Laube. Biographical information regarding Ms. Laube is set forth above under “Our Board of Directors”.

David T. Evans has served as our Chief Financial Officer and Head of Corporate Development since October 2016. From August 2014 to October 2016, Mr. Evans served as our Senior Vice President, Corporate Development. From July 2009 to June 2014, Mr. Evans served as a Director in the Technology, Media and Telecom Investment Banking group at Wells Fargo Securities. Earlier in his career, Mr. Evans held positions at Wachovia Securities and Cowen Group. Mr. Evans holds a B.S. in Industrial Engineering from Auburn University and an M.B.A. from Emory University.

Kirk L. Somers has served as our Chief Legal and Privacy Officer since July 2014. From March 2013 to June 2014, Mr. Somers was General Counsel and Chief Administrative Officer at Think Geek Inc., an internet based retailer. From November 2001 to January 2013, Mr. Somers was Executive Vice President, Corporate Affairs for Concurrent Computer Corporation, a provider of video software, hardware and professional services. Earlier in his career, Mr. Somers was the Assistant General Counsel for Melita International Inc., a provider of integrated customer contact applications, and a Partner with the law firm of Marshall & Melhorn, LLC. Mr. Somers began his legal career as an attorney in the U.S. Air Force. Mr. Somers holds a B.A. in Physics from Cornell University, a J.D. from Ohio State University, and passed the U.S. patent bar.

There are no family relationships among any of our executive officers or directors.

Certain Corporate Governance Matters

Audit Committee

We have a standing audit committee that is currently composes of three directors, Messrs. Adams, Klinck and Youngren. Our board of directors has determined that each of Messrs. Adams and Klinck satisfies the independence requirements for audit committee members under the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Mr. Youngren is an “affiliated person” under Rule 10A-3 of the Exchange Act and therefore does not meet the independence criteria for audit committee membership pursuant to the listing standard of the Nasdaq Stock Market. However, we are permitted to phase-in our compliance with the independent audit committee requirements set forth in the rules of the Nasdsaq Stock Market and the Exchange Act, as follows: (1) we must have one independent member at the time of listing, (2) we must have a majority of independent members within 90 days of listing and (3) we must have all independent members within one year of listing. We expect that, within one year of our listing on the Nasdaq Stock Market, Mr. Youngren will either have (1) ceased to be an “affiliated person” under Rule 10A-3 of the Exchange Act or (2) resigned from our audit committee and an independent director for audit committee purposes (as determined under the listing standards of the Nasdaq Stock Market and Exchange Act rules) will have been added to our audit committee. Each member of our audit committee meets the financial literacy requirements of the listing standards of the Nasdaq Global Market. Mr. Adams is the chairman of the audit committee and our board of directors has determined that Mr. Adams is an audit committee “financial expert” as defined by Item 407(d) of Regulation S-K under the Securities Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.cardlytics.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. If we make any substantive amendments to the Code of Conduct or we grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Procedures by Which Stockholders May Nominate Directors

Our nominating and corporate governance committee will consider director candidates recommended by our stockholders. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates a candidate for nomination to the Board based on whether or not the candidate was recommended by a Company stockholder. Company stockholders who wish to recommend individuals for consideration by the committee to become nominees for election to the board at an annual meeting of stockholders must do so by delivering no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting (or in the case of the Company’s 2019 Annual Meeting of Stockholders, the 10th day following the day on which public announcement of the date of such meeting is first made) a written recommendation to the nominating and corporate governance committee c/o Cardlytics, Inc., 675 Ponce de Leon Avenue NE, Suite 6000, Atlanta, Georgia 30308, Attn: Secretary. Submissions must include: (1) the name and address of the Company stockholder on whose behalf the submission is made; (2) the number of Company shares that are owned beneficially by such stockholder as of the date of the submission; (3) the full name of the proposed candidate; (4) a description of the proposed candidate’s business experience for at least the previous five years; (5) complete biographical information for the proposed candidate; (6) a description of the proposed candidate’s qualifications as a director; and (7) such additional information as is required by our bylaws. Each submission must be accompanied by the written consent of the proposed candidate to be named as a nominee and to serve as a director if elected.

Section 16(a) Beneficial Ownership Reporting Compliance

We did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act during our most recent fiscal year. As a result, none of our directors, officers or other affiliated persons were subject to Section 16 of the Exchange Act during such year.

ITEM 11. EXECUTIVE COMPENSATION

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we have reduced disclosure and are exempt from certain requirements related to executive compensation, including the requirements to hold nonbinding advisory votes on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees.

Summary Compensation Table

The following table sets forth information regarding compensation earned with respect to the years ended December 31, 2016 and 2017 by our named executive officers, which include our principal executive officer and the next two most highly compensated executive officers in 2017.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Scott D. Grimes(5)	2017	$300,000	$—	$653,842	$178,231	(3)	$24,324	(6)	$1,156,398
Chief Executive Officer and Director	2016	305,769	119,812	435,850	22,688	(4)	18,325	(6)	902,444
Lynne M. Laube(5)	2017	280,000	—	653,842	166,349	(3)	21,268	(6)	1,121,460
Chief Operating Officer and Director	2016	286,154	111,824	435,850	21,176	(4)	11,784	(6)	866,788
David T. Evans	2017	300,000	—	435,895	178,231	(3)	73,135	(6)(7)	987,261
Chief Financial Officer	2016	260,376	99,574	1,342,848	21,176	(4)	26,831	(6)(7)	1,750,805

(1)	This column reflects the aggregate face value of restricted securities units initially denominated as convertible promissory notes granted during the 2016 fiscal year. Following the completion of the Series G preferred stock and warrant financing, these restricted securities units became denominated in shares of Series G’ redeemable convertible stock. The restricted securities units include a service-based vesting requirement that requires the employee to remain employed by us and a liquidity event-based vesting requirement, both of which were deemed satisfied upon our IPO. These restricted securities units are eligible to be settled in 4,653, 4,342 and 3,859 shares of common stock to Mr. Grimes, Ms. Laube and Mr. Evans, respectively. See Item 13 below for a description of our Series G preferred stock and warrant financing.
(2)	This column reflects the aggregate grant date fair value of options granted during the fiscal year as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Compensation as stock-based compensation in our consolidated financial statements. The assumptions we used in valuing options are described in Notes 2 and 6 to our consolidated financial statements included in this Annual Report.
(3)	See “— Employment, Severance and Change of Control Agreements—2017 Bonus Plan” below for a description of the material terms of the plan pursuant to which this compensation was awarded.

(4)	See “— Employment, Severance and Change of Control Agreements—2016 Bonus Plan” below for a description of the material terms of the plan pursuant to which this compensation was awarded.
(5)	Mr. Grimes and Ms. Laube did not receive any additional compensation in his or her capacity as a director.
(6)	Reflects our 401(k) plan matching contributions and health insurance premiums paid by us.
(7)	Reflects reimbursements for housing expenses.

Outstanding Equity Awards as of December 31, 2017

The following table sets forth certain information about equity awards granted to our named executive officers that remain outstanding as of December 31, 2017.

	Option Awards(1)						Stock Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Scott D. Grimes	7/19/2013	62,499		$9.15	(2)	7/19/2018
	6/15/2016						1,183	$15,379	(7)
	8/2/2016	18,483	30,808	$20.00	(3)	8/2/2026
	8/4/2016						2,191	$28,483	(7)
	10/28/2016						1,279	$16,627	(7)
	7/7/2017		56,250	$30.44	(4)	7/7/2027
Lynne M. Laube	7/19/2013	62,499		$8.32	(2)	7/19/2023
	6/15/2016						1,104	$14,352	(7)
	8/2/2016	18,483	30,808	$20.00	(3)	8/2/2026
	8/4/2016						2,045	$26,585	(7)
	10/28/2016						1,193	$15,509	(7)
	7/7/2017		56,250	$30.44	(4)	7/7/2027
David T. Evans	8/8/2014	27,083	5,417	$9.08	(5)	8/8/2024		—
	6/15/2016						621	$8,073	(7)
	8/2/2016	22,502	37,505	$20.00	(3)	8/2/2026
	8/2/2016	37,499		$20.00		8/2/2026
	8/4/2016						2,045	$26,585	(7)
	10/28/2016						1,193	$15,509	(7)
	12/6/2016	9,375	28,125	$20.00	(6)	12/6/2026
	7/7/2017		37,500	$30.44	(4)	7/7/2027

(1)	All of the option awards listed in the table above were granted under our 2008 Stock Plan, the terms of which are described below under “—Employee Benefit Plans.”
(2)	The shares of common stock underlying this option vested and became exercisable over a four-year period as to 25% of the common stock underlying the option on March 15, 2014 and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date.
(3)	The shares of common stock underlying this option vest and become exercisable over a four-year period as to 25% of the common stock underlying the option on June 15, 2017 and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date.
(4)	The shares of common stock underlying this option vest and become exercisable over a four-year period as to 25% of the common stock underlying the option on April 1, 2018 and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date.
(5)	The shares of common stock underlying this option vest and become exercisable over a four-year period as to 25% of the common stock underlying the option on August 8, 2015 and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date.
(6)	The shares of common stock underlying this option vest and become exercisable over a four-year period as to 25% of the common stock underlying the option on December 6, 2017 and as to 75% of the shares of common stock underlying the option in 36 equal monthly installments thereafter, subject to the recipient’s continued service through each vesting date.

(7)	The amounts in this column reflect grants of restricted securities units. The restricted securities units include a service-based vesting requirement that requires the named executive officer to remain employed by us and a liquidity event-based vesting requirement, both of which were deemed satisfied upon our IPO. The restricted securities units are denominated in shares of Series G’ redeemable convertible preferred stock, which converted into shares of common stock upon our IPO. The market value set forth above is based on the IPO price of $13.00 per share.

In January 2018, we granted each of Messrs. Grimes and Evans and Ms. Laube performance-based restricted stock units, or PSUs, that will vest and settle as to (i) 37,500 shares of our common stock as of the end of the first calendar month prior to January 26, 2021 in which we have more than 70.0 million FI MAUs and (ii) 37,500 shares of our common stock as of the end of the first calendar month prior to January 26, 2023 in which we have more than 85.0 million FI MAUs.

See “—Potential Payments upon Termination or Change of Control” for a description of vesting acceleration applicable to stock options held by our named executive officers.

We may in the future, on an annual basis or otherwise, grant additional equity awards to our executive officers pursuant to our 2018 Equity Incentive Plan, the terms of which are described below under “—Employee Benefit Plans.”

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal year ended December 31, 2017.

Non-qualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the fiscal year ended December 31, 2017.

Employment, Severance and Change in Control Agreements

Employment Arrangements

Each of our named executive officers’ employment is “at will” and may be terminated at any time, subject to the executive’s right to receive certain benefits and payments, as described below under “Potential Payments Upon Termination or Change of Control.” We are not party to employment agreements or offer letter agreements with Scott D. Grimes, our Chief Executive Officer or Lynne M. Laube, our Chief Operating Officer. Mr. Grimes’ and Ms. Laube’s current annual base salaries are $300,000 and $280,000, respectively.

Offer Letters with Our Named Executive Officers

David T. Evans. We entered into an offer letter agreement with Mr. Evans effective June 11, 2014 for the position of Senior Vice President, Corporate Development. In October 2016, Mr. Evans began serving as our Chief Financial Officer and Head of Corporate Development. Mr. Evans currently receives a base salary of $300,000. Pursuant to his agreement, Mr. Evans was also entitled to a stock option grant as described under “—Outstanding Equity Awards as of December 31, 2017” above. Mr. Evans is also eligible to participate in our employee benefit plans, subject to the terms of those plans.

2016 Bonus Plan

In 2016, each of our executive officers was eligible to participate in our 2016 Annual Bonus Target Incentive Program, or 2016 Bonus Plan. The 2016 Bonus Plan was designed to motivate and reward executives for the attainment of company-wide performance goals. The annual cash targets for Messrs. Grimes and Evans and Ms. Laube were $198,750, $182,250 and $185,500, respectively. Each of our executive officers was eligible to receive more than 100% of his or her target bonus if our performance exceeded the target set forth in the 2016 Bonus Plan. The 2016 Bonus Plan cash targets were based on us achieving certain billings, revenue, adjusted contribution and adjusted EBITDA targets.

2017 Bonus Plan

In 2017, each of our executive officers was eligible to participate in our 2017 Annual Bonus Target Incentive Program, or 2017 Bonus Plan. The 2017 Bonus Plan was designed to motivate and reward executives for the attainment of company-wide performance goals. The annual cash targets for Messrs. Grimes and Evans and Ms. Laube were $225,000, $225,000 and $210,000, respectively. Each of our executive officers was eligible to receive more than 100% of his or her target bonus if our performance exceeded the target set forth in the 2017 Bonus Plan. The 2017 Bonus Plan cash targets were based on us achieving certain adjusted contribution and certain operating expense targets.

2018 Bonus Plan

In 2018, each of our executive officers is eligible to participate in our 2018 Annual Bonus Target Incentive Program, or 2018 Bonus Plan. The 2018 Bonus Plan is designed to motivate and reward executives for the attainment of company-wide performance targets. The annual cash targets for Messrs. Grimes and Evans and Ms. Laube are $225,000, $225,000 and $210,000, respectively. Each of our executive officers is eligible to receive more than 100% of his or her target bonus if our performance exceeds the targets set forth in the 2018 Bonus Plan.

Potential Payments upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his term of service, including salary.

Messrs. Grimes and Evans and Ms. Laube are each party to an amended and restated separation agreement with us. Pursuant to these agreements, if the executive resigns for certain good reasons or is terminated by us other than for cause, then, subject to the execution of a release and compliance with any post-termination obligations and covenants, the executive will receive (1) 12 months of then-current annual base salary, less applicable withholdings, paid in installments over a period of 12 months, (2) a prorated portion of the executive’s annual bonus, if any, based on the amount that would have been earned had the executive remained employed for the entire year, less applicable withholdings, paid on the same date that we pay all other such bonuses for the applicable year and (3) continued payment of the employer portion of COBRA premiums for a period of 12 months, subject to the executive’s continued copayment of premiums, if permitted under the terms of the plan and applicable law.

In addition, if we undergo a change of control and Messrs. Grimes’, Evans’ or Ms. Laube’s role, responsibilities or compensation are materially reduced or such individual is terminated without cause in connection with such change of control, unvested stock options and restricted stock units held by such executive will fully vest.

Employee Benefit Plans

2018 Equity Incentive Plan

Our board of directors has adopted and our stockholders have approved our 2018 Equity Incentive Plan, or 2018 Plan. Our 2018 Plan became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective. Since its effective date, we have granted 261,515 RSUs and 50,000 PSUs to receive shares of our common stock under our 2018 Plan to employees, members of our management and our non-employee directors. The 261,515 RSUs have annual vesting periods ranging from one to four years. The unamortized stock-based compensation expense related to these RSUs is $4.4 million, which will be recognized as stock-based compensation expense over the respective vesting periods of the awards. The vesting of the 50,000 PSUs is contingent upon performance-based conditions. The performance condition in the first tranche of 25,000 PSUs will be satisfied if we attain 70.0 million of FI monthly active users (or “FI MAUs”) within three years of the grant date. The performance condition in the second tranche of 25,000 will be satisfied if we attain 85.0 million of FI MAUs within five years of the grant date. The definition of FI MAUs is included elsewhere in this document. The unamortized stock-based compensation expense related to these PSUs is $0.8 million, which will be recognized as stock-based compensation expense over the vesting periods of the awards.

Stock Awards. The 2018 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2018 Plan provides for the grant of performance cash awards. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

Share Reserve. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2018 Plan is the sum of (i) 1,875,000 shares plus (ii) 61,247 shares reserved, and remaining available for issuance, under our 2008 Plan at the time our 2018 Plan became effective and (iii) the number of shares subject to stock options or other stock awards granted under our 2008 Plan that would have otherwise returned to our 2008 Plan (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. The maximum number of shares that may be issued upon the exercise of incentive stock options under our 2018 Plan is 17,500,000 shares.

If a stock award granted under the 2018 Plan expires or otherwise terminates without being exercised in full, or is settled in cash, the shares of our common stock not acquired pursuant to the stock award again will become available for subsequent issuance under the 2018 Plan. In addition, the following types of shares under the 2018 Plan may become available for the grant of new stock awards under the 2018 Plan: (1) shares that are forfeited to or repurchased by us prior to becoming fully vested; (2) shares withheld to satisfy income or employment withholding taxes; or (3) shares used to pay the exercise or purchase price of a stock award. Shares issued under the 2018 Plan may be previously unissued shares or reacquired shares bought by us on the open market.

The maximum number of shares of common stock subject to stock awards granted under the 2018 Plan or otherwise during any one calendar year to any non-employee director, taken together with any cash fees paid by us to such non-employee director during such calendar year for service on the board of directors, will not exceed $750,000 in total value (calculating the value of any such stock awards based on the grant date fair value of such stock awards for financial reporting purposes), or, with respect to the calendar year in which a non-employee director is first appointed or elected to our board of directors, $1,500,000.

Administration. Our board of directors, or a duly authorized committee thereof, has the authority to administer the 2018 Plan. Our board of directors may also delegate to one or more of our officers the authority to (1) designate employees (other than other officers) to be recipients of certain stock awards, (2) determine the number of shares of common stock to be subject to such stock awards and (3) specify the other terms and conditions, including the strike price or purchase price and vesting schedule, applicable to such awards. Subject to the terms of the 2018 Plan, our board of directors or the authorized committee, referred to as the plan administrator, determines recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the limitations set forth below, the plan administrator will also determine the exercise price, strike price or purchase price of awards granted and the types of consideration to be paid for the award.

The plan administrator has the authority to modify outstanding awards under our 2018 Plan. Subject to the terms of our 2018 Plan, the plan administrator has the authority, without stockholder approval, to reduce the exercise, purchase or strike price of any outstanding stock award, cancel any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options. Incentive and nonstatutory stock options are evidenced by stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for a stock option, within the terms and conditions of the 2018 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2018 Plan vest at the rate specified by the plan administrator.

The plan administrator determines the term of stock options granted under the 2018 Plan, up to a maximum of ten years. Unless the terms of an option holder’s stock option agreement provide otherwise, if an option holder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the option holder may generally exercise any vested options for a period of three months following the cessation of service. The option term will automatically be extended in the event that exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an option holder’s service relationship with us or any of our affiliates ceases due to disability or death, or an option holder dies within a certain period following cessation of service, the option holder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of our common stock previously owned by the option holder, (4) a net exercise of the option if it is an nonqualified stock option and (5) other legal consideration approved by the plan administrator.

Unless the plan administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. An option holder may designate a beneficiary, however, who may exercise the option following the option holder’s death.

Tax Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of our common stock with respect to incentive stock options that are exercisable for the first time by an option holder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will be treated as nonqualified stock options. No incentive stock option may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the incentive stock option does not exceed five years from the date of grant.

Restricted Stock Awards. Restricted stock awards are evidenced by restricted stock award agreements adopted by the plan administrator. Restricted stock awards may be granted in consideration for (1) cash, check, bank draft or money order, (2) services rendered to us or our affiliates or (3) any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule as determined by the plan administrator. Rights to acquire shares under a restricted stock award may be transferred only upon such terms and conditions as set by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock unit awards that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards. Restricted stock unit awards evidenced by restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration or for no consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Rights under a restricted stock units award may be transferred only upon such terms and conditions as set by the plan administrator. Restricted stock unit awards may be subject to vesting as determined by the plan administrator. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights. Stock appreciation rights are evidenced by stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount in cash or stock equal to (1) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2018 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

The plan administrator determines the term of stock appreciation rights granted under the 2018 Plan, up to a maximum of ten years. Unless the terms of a participant’s stock appreciation right agreement provides otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. The stock appreciation right term will be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Unless the plan administrator provides otherwise, stock appreciation rights generally are not transferable except by will, the laws of descent and distribution, or pursuant to a domestic relations order. A stock appreciation right holder may designate a beneficiary, however, who may exercise the stock appreciation right following the holder’s death.

Performance Awards. The 2018 Plan permits the grant of performance-based stock and cash awards. The performance goals that may be selected include one or more of the following: (1) earnings (including earnings per share and net earnings); (2) earnings before interest, taxes and depreciation; (3) earnings before interest, taxes, depreciation and amortization; (4) earnings before interest, taxes, depreciation, amortization and legal settlements; (5) earnings before interest, taxes, depreciation, amortization, legal settlements and other income (expense); (6) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense) and stock-based compensation; (7) earnings before interest, taxes, depreciation, amortization, legal settlements, other income (expense), stock-based compensation and changes in deferred revenue; (8) total stockholder return; (9) return on equity or average stockholder’s stockholders’ equity; (10) return on assets, investment, or capital employed; (11) stock price; (12) margin (including gross margin); (13) income (before or after taxes); (14) operating income; (15) operating income after taxes; (16) pre-tax profit; (17) operating cash flow; (18) sales or revenue targets; (19) increases in revenue or product revenue; (20) expenses and cost reduction goals; (21) improvement in or attainment of working capital levels; (22) economic value added (or an equivalent metric); (23) market share; (24) cash flow; (25) cash flow per share; (26) share price performance; (27) debt reduction; (28) implementation or completion of projects or processes; (29) stockholders’ equity; (30) capital expenditures; (31) debt levels; (32) operating profit or net operating profit; (33) workforce diversity; (34) growth of net income or operating income; (35) billings; (36) bookings; (37) employee retention; (38) user satisfaction; (39) the number of users, including unique users; (40) budget management; (41) partner satisfaction; (42) entry into or completion of strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property); and (43) other measures of performance selected by the Board or Committee.

The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates, or business segments, and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise in the award agreement at the time the award is granted or in such other document setting forth the performance goals at the time the goals are established, we will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of any items that are unusual in nature or occur infrequently as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by the Company achieved performance objectives at targeted levels during the balance of a Performance Period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of common stock of the Company by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (9) to exclude the effects of stock based compensation and the award of bonuses under the Company’s bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles; and (12) to exclude the effect of any other unusual, nonrecurring gain or loss or other extraordinary item. In addition, we retain the discretion to adjust or eliminate the compensation or economic benefit due upon attainment of the goals. The performance goals may differ from participant to participant and from award to award.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Changes to Capital Structure. In the event that there is a specified type of change in our capital structure, such as a stock split or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2018 Plan, (2) the class and maximum number of shares by which the share reserve may increase automatically each year, (3) the class and number of shares that may be issued upon the exercise of incentive stock options and (4) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions. In the event of certain specified significant corporate transactions, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company;

•	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company;

•	accelerate the vesting of the stock award and provide for its termination prior to the effective time of the corporate transaction;

•	arrange for the lapse of any reacquisition or repurchase right held by us;

•	cancel or arrange for the cancellation of the stock award in exchange for such cash consideration, if any, as our board of directors may deem appropriate or for no consideration; or

•	make a payment equal to the excess of (1) the value of the property the participant would have received upon exercise of the stock award over (2) the exercise price or strike price otherwise payable in connection with the stock award.

Our plan administrator is not obligated to treat all stock awards, even those that are of the same type, in the same manner.

Under the 2018 Plan, a significant corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our consolidated assets, (2) a sale or other disposition of at least 50% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of our common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

Change in Control. The plan administrator may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability or settlement in the event of a change in control. Under the 2018 Plan, a change in control is generally (1) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction, (2) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity, (3) a consummated sale, lease or exclusive license or other disposition of all or substantially all of our consolidated assets and (4) certain dissolutions, liquidations and changes in the board of directors.

Amendment and Termination. Our board of directors has the authority to amend, suspend, or terminate our 2018 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent and provided further that certain types of amendments will require the approval of our stockholders. No incentive stock options may be granted after the tenth anniversary of the date our board of directors adopts our 2018 Plan.

2008 Stock Plan

Our 2008 Stock Plan, or 2008 Plan, was initially adopted by our board of directors and approved by our stockholders on July 2, 2008 and was last amended by our board of directors and approved by our stockholders on January 26, 2018. As of the date our registration statement in connection with our IPO was declared effective and thus our 2018 Plan became effective, 575,947 shares of our common stock have been issued pursuant to the exercise of options granted under our 2008 Plan, options to purchase 2,482,806 shares of our common stock were outstanding at a weighted average exercise price of $18.64 per share, 900,000 shares of common stock are issuable upon the settlement of restricted stock units, no shares of our common stock have been issued pursuant to rights to acquire restricted stock and 61,247 shares remained available for future grant under our 2008 Plan.

We do not expect to grant any additional awards under the 2008 Plan. The 61,247 shares reserved, and remaining available for issuance, under our 2008 Plan at the time our 2018 Plan became effective have been rolled into the initial reserve for the 2018 Plan, and any shares subject to stock options or other stock awards granted under our 2008 Plan that would have otherwise returned to our 2008 Plan (such as upon the expiration or termination of a stock award prior to vesting) will also be rolled into the 2018 Plan. Any awards granted under the 2008 Plan will remain subject to the terms of our 2008 Plan and applicable award agreements.

Stock Awards. Our 2008 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock units and rights to acquire restricted stock, referred to collectively as stock awards, to employees, non-employee directors and consultants providing services to us or our affiliates.

Share Reserve. The aggregate number of shares of our common stock reserved for issuance pursuant to stock awards under the 2008 Plan is 4,020,000 shares, subject to adjustment as provided in the 2008 Plan.

Changes to Capital Structure. In the event that there is a specified type of change in our capital structure, such as a stock split or recapitalization, appropriate adjustments may be made to (1) the class and number of shares available for future grants under the 2008 Plan and (2) the class and number of shares covered by; the exercise or purchase price of, each outstanding stock award; and the repurchase price applicable to any stock award.

Administration. Our board of directors, or a duly authorized committee thereof, each referred to as the plan administrator, has the authority to administer the 2008 Plan. Subject to the terms of the 2008 Plan, the plan administrator may determine recipients, dates of grant, the numbers and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting schedule applicable to a stock award. Subject to the terms of the 2008 Plan, the plan administrator has full authority and discretion to interpret the 2008 Plan and to prescribe and rescind rules and regulations related to it. Our board of directors may amend, terminate or discontinue the 2008 Plan at any time. The board of directors may also delegate authority to one of our officers to designate certain non-officer employees to receive stock awards and to determine the number of shares subject to those awards, subject to limits imposed by the board of directors.

Corporate Transactions. In the event of a sale of all or substantially all of the company’s assets, or a merger, consolidation or other capital reorganization or business combination transaction of the company with or into another corporation, entity or person, which we refer to as a Corporate Transaction, the plan administrator has the discretion to provide for the assumption of stock awards, the issuance of comparable securities under an incentive program, or, in the case of options, settlement in cash or other property to the extent that the options are vested and have an exercise price less than the price paid per share in the applicable Corporate Transaction. Notwithstanding the foregoing, in the event that the successor corporation does not agree to such assumption, substitution or exchange of options, options shall terminate upon the consummation of such Corporate Transaction.

Amendment and Termination. As noted above, in connection with our IPO, our 2008 Plan was terminated and no further stock awards will be granted thereunder. All outstanding stock awards under the 2008 Plan will continue to be governed by their existing terms.

2018 Employee Stock Purchase Plan

Our board has adopted and our stockholders have approved our 2018 Employee Stock Purchase Plan, or 2018 ESPP.

Share Reserve. The maximum number of shares of our common stock that may be issued under our 2018 ESPP is 375,000 shares. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2026, by the lesser of (1)1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 500,000 shares of our common stock or (3) such lesser number of shares of common stock as determined by our board of directors. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our 2018 ESPP.

Administration. Our board of directors, or a duly authorized committee thereof, will administer our 2018 ESPP. Our board of directors has delegated its authority to administer our 2018 ESPP to our compensation committee under the terms of the compensation committee’s charter.

Limitations. Our employees, including executive officers, and the employees of any of our designated affiliates will be eligible to participate in our 2018 ESPP, provided they may have to satisfy one or more of the following service requirements before participating in our 2018 ESPP, as determined by the administrator: (1) customary employment with us or one of our affiliates for more than 20 hours per week and five or more months per calendar year or (2) continuous employment with us or one of our affiliates for a minimum period of time, not to exceed two years, prior to the first date of an offering. An employee may not be granted rights to purchase stock under our 2018 ESPP (a) if such employee immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our common stock or (b) to the extent that such rights would accrue at a rate that exceeds $25,000 worth of our stock for each calendar year that the rights remain outstanding.

Our 2018 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The administrator may specify offerings with a duration of not more than 27 months, and may specify one or more shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for the employees who are participating in the offering. The administrator, in its discretion, will determine the terms of offerings under our 2018 ESPP.

A participant may not transfer purchase rights under our 2018 ESPP other than by will, the laws of descent and distribution or as otherwise provided under our 2018 ESPP.

Payroll Deductions. Our 2018 ESPP permits participants to purchase shares of our common stock through payroll deductions up to 15% of their earnings. Unless otherwise determined by the administrator, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase. Participants may end their participation at any time during an offering and will be paid their accrued contributions that have not yet been used to purchase shares. Participation ends automatically upon termination of employment with us.

Corporate Transactions. In the event of certain specified significant corporate transactions, such as a merger or change in control, a successor corporation may assume, continue or substitute each outstanding purchase right. If the successor corporation does not assume, continue or substitute for the outstanding purchase rights, the offering in progress will be shortened and a new exercise date will be set. The participants’ purchase rights will be exercised on the new exercise date and such purchase rights will terminate immediately thereafter.

Amendment and Termination. Our board of directors has the authority to amend, suspend or terminate our 2018 ESPP, at any time and for any reason, provided certain types of amendments will require the approval of our stockholders. Our 2018 ESPP will remain in effect until terminated by our board of directors in accordance with the terms of our 2018 ESPP.

401(k) Plan

We maintain a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax basis, up to the statutorily prescribed annual limits on contributions under the Code. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to such participant’s directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. We match 50% of the first 5% of each participant’s contribution.

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors during the year ended December 31, 2017 by our directors who were not also our employees. Scott D. Grimes, our Chief Executive Officer, and Lynne M. Laube, our Chief Operating Officer, are also members of our board of directors, but did not receive any additional compensation for service as a director. Mr. Grimes’ and Ms. Laube’s compensation as executive officers are set forth above under “Executive Compensation— Summary Compensation Table.”

Name	Fees Earned or Paid in Cash		Option Awards(1)(2)	Total
David L. Adams	$140,000	(3)	$—	$140,000
John V. Balen	—		—	—
Mark A. Johnson	—		—	—
Jack Klinck	—		—	—
Robert Legters	—		—	—
Bryce Youngren	—		—	—
Tony Weisman	—		—	—

(1)	This column reflects the aggregate grant date fair value for options granted during the fiscal year as computed in accordance with ASC Topic 718 as stock-based compensation in our consolidated financial statements. Unlike the calculations contained in our consolidated financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that directors will perform the requisite service for the award to vest in full. The assumptions we used in valuing options are described in Note 6 to our consolidated financial statements included in this Annual Report.

(2)	The table below shows the aggregate number of option awards outstanding for each of our non-employee directors as of December 31, 2017:

Name	Option Awards (#)
David L. Adams	87,500	(a)
John V. Balen	—
Mark A. Johnson	—
Jack Klinck	25,000	(b)
Robert Legters	—
Bryce Youngren	—
Tony Weisman	25,000	(c)

a)	The shares of common stock underlying this option vest and become exercisable over a two-year period in 24 equal monthly installments beginning on June 15, 2016, subject to Mr. Adams’ continued service through each vesting date. All unvested options were deemed vested upon our IPO.
b)	The shares of common stock underlying this option vest and become exercisable over a two-year period in 24 equal monthly installments beginning on November 17, 2016, subject to Mr. Klinck’s continued service through each vesting date. All unvested options were deemed vested upon our IPO.
c)	The shares of common stock underlying this option vest and become exercisable over a two-year period in 24 equal monthly installments beginning on March 20, 2014, subject to Mr. Weisman’s continued service through each vesting date.
(3)	Mr. Adams receives $10,000 per quarter for his service as chairman of our audit committee and $25,000 per quarter for his service as chairman of our board of director’s operating committee.

Non-Employee Director Compensation

Historically, we have provided cash and/or equity-based compensation to certain of our independent directors who are not employees or affiliated with our largest investors for the time and effort necessary to serve as a member of our board of directors. In addition, all of our independent directors have been entitled to reimbursement of direct expenses incurred in connection with attending meetings of the board or committees thereof.

Our board of directors has adopted a director compensation policy for non-employee directors. The policy provides for the compensation of non-employee directors with cash and equity compensation. Under the policy, each non-employee director will receive an annual board service retainer of $30,000. The non-executive chairperson will receive an additional service retainer of $15,000. The chairperson of each of our audit committee, our compensation committee and our nominating and corporate governance committee will receive additional annual committee chair service retainers of $30,000, $15,000 and $15,000, respectively. Additionally, the chairperson of our audit committee will receive $60,000 for the first year we are public. Other members of our audit committee, our compensation committee and our nominating and corporate governance committee will receive additional annual cash retainers of $20,000, $10,000 and $10,000, respectively, for each such committee of which they are a member. The annual cash compensation amounts set forth above are payable in equal quarterly installments, payable in arrears following the end of each calendar quarter in which the board service occurs, prorated for any partial months of service. We will also reimburse all reasonable out-of-pocket travel expenses incurred by non-employee directors in attending meetings of our board of directors or any committee thereof.

In addition to cash compensation, each non-employee director is eligible to receive restricted stock unit awards. Each of our non-employee directors received a one-time restricted stock unit award on the date 20 business days following the completion of our IPO with a grant date fair value of $150,000, which will vest in full on the first anniversary of such grant date, provided that the applicable non-employee director is, as of such vesting date, then a director of our company. Commencing on the next annual meeting of our stockholders, each continuing non-employee director as of the date of the annual meeting will receive an annual grant of a restricted stock unit award with a grant date fair value of $150,000, which will vest in full on the first anniversary of such grant date, provided that the applicable non-employee director is, as of such vesting date, then a director of our company and has served as a director for at least six months. Further, each new non-employee director who joins our board of directors will receive a one-time restricted stock unit award upon the date of his or her appointment or election to our board of directors with a grant date fair value of $150,000, which will vest in full on the first anniversary of such grant date, provided that the applicable non-employee director is, as of such vesting date, then a director of our company.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. None of the members of our compensation committee is an officer or employee of our company, nor have they ever been an officer or employee of our company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of February 28, 2018 for:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The percentage ownership information shown in the table below is based upon 19,995,657 shares of common stock outstanding as of February 28, 2018.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of February 28, 2018. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Cardlytics, Inc., 675 Ponce de Leon Avenue NE, Suite 6000, Atlanta, Georgia 30308.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% or greater stockholders:
Canaan VIII L.P.(1)	3,245,364		16.2%
Entities affiliated with Polaris Venture Partners(2)	2,636,262		13.2
Entities affiliated with Aimia Inc.(3)	2,978,014		14.9
Entities affiliated with Discovery Capital(4)	1,504,753		7.5
Fidelity Information Services, LLC(5)	1,041,880		5.2
Named executive officers and directors:
Scott D. Grimes(6)	868,296		4.3
Lynne M. Laube(7)	607,966		3.0
David T. Evans(8)	122,026	*
David L. Adams(9)	90,400	*
John V. Balen(1)	—		—
Mark A. Johnson(10)	326,159		1.6
Jack Klinck(11)	30,801	*
Tony Weisman(12)	25,000	*
Bryce Youngren(2)	2,636,262		13.2
All current executive officers and directors as a group (10 persons)(13)	4,776,789		23.9%

*	Represents beneficial ownership of less than 1%.

(1)	Canaan Partners VIII LLC is the general partner of Canaan VIII L.P. and may be deemed to have sole investment and voting power over the shares held by Canaan VIII L.P. Brenton K. Ahrens, John V. Balen, Stephen M. Bloch, Wende S. Hutton, Maha S. Ibrahim, Deepak Kamra, Guy M. Russo and Eric A. Young are the managing members of Canaan Partners VIII LLC. Investment and voting decisions with respect to the shares held by Canaan VIII L.P. are made by the managers of Canaan Partners VIII LLC, collectively. Mr. Balen, a member of our board of directors, is a managing member of Canaan Partners VIII LLC. No manager or member of Canaan Partners VIII LLC has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of any shares held by Canaan VIII L.P. The address for Canaan VIII L.P. and Mr. Balen is 2765 Sand Hill Road, Menlo Park, California 94025.
(2)	Consists of (a) 2,543,829 shares of common stock held by Polaris Venture Partners V, L.P. (“PVP V”); (b) 49,576 shares of common stock held by Polaris Venture Partners Entrepreneurs’ Fund V, L.P. (“PVP EF V”); (c) 17,422 shares of common stock held by Polaris Venture Partners Founders’ Fund V, L.P. (“PVP FF V”) and (d) 25,435 shares of common stock held by Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVP SFF V”). Polaris Venture Management Co. V, L.L.C. (“PVM V”) is the general partner of each PVP V, PVP EF V, PVP FF V, and PVP SFF V (collectively, the “Polaris Funds”). PVM V may be deemed to have sole power to vote and dispose of the shares held by each of the Polaris Funds. Each of Jonathan Flint and Terrance McGuire (collectively, the “Managing Members”) are the managing members of PVM V and may be deemed to share voting and dispositive power with respect to the shares held by the Polaris Funds. Bryce Youngren, a member of our board of directors, has a membership interest in PVM V, and may be deemed to share voting and dispositive powers with respect to the shares held by the Polaris Funds by virtue of his relationship to PVM V. Each of PVM V, the Managing Members and Mr. Youngren disclaim beneficial ownership of all of the shares owned by the Polaris Funds, and this report shall not be deemed an admission that any of PVM V, the Managing Members or Mr. Youngren is the beneficial owner of the shares owned by the Polaris Funds for purposes of Section 16 or for any other purpose, except to the extent of their respective and proportionate pecuniary interests therein. The address of the Polaris Funds is One Marina Park Drive, 10th Floor, Boston, Massachusetts 02210.
(3)	Consists of (a) 1,953,665 shares of common stock held by Aeroplan Holdings Europe Sàrl and (b) 1,024,349 shares of common stock held by Aimia Holdings UK Limited. Aeroplan Holdings Europe Sàrl and Aimia Holdings UK Limited are affiliates of Aimia Inc. The address of the entities affiliated with Aimia Inc. is 525 Viger Avenue West, Suite 1000, Montreal, Quebec H2Z 0B2, Canada.
(4)	Consists of (a) 1,348,084 shares of common stock held by Discovery Global Opportunity Master Fund, LTD (“Discovery GO”); (b) 144,387 shares of common stock held by Discovery Global Focus Master Fund, LTD (“Discovery GF”) and (c) 12,282 shares of common stock held by Discovery Global Citizens Master Fund, LTD (“Discovery GC”). Discovery Capital Management, LLC is the manager of each of Discovery GO, Discovery Global GF and Discovery Global GC and may be deemed to have the sole voting and dispositive power over the shares held by Discovery GO, Discovery GF and Discovery GC. The address of the entities affiliated with Discovery is 20 Marshall, Suite 310, South Norwalk, Connecticut 06854.
(5)	Consists of 397,515 shares of common stock held by Fidelity Information Services, LLC (“FIS”) and 644,365 shares of common stock issuable upon the exercise of warrants held by FIS, which is an affiliate of Fidelity National Information Services, Inc. Robert Legters, a former member of our board of directors, is the Senior Vice President of Products of Fidelity National Information Services, Inc. and may be deemed to share voting and dispositive power over the shares held by FIS. The address of FIS is 601 Riverside Avenue, Jacksonville, Florida 32204
(6)	Includes (a) 194,112 shares of common stock held by the 2013 Scott Grimes GRAT UAD, for which Mr. Grimes is trustee and holds voting and investment power and (b) 99,152 shares of common stock issuable upon the exercise of options.
(7)	Includes (a) 43,675 shares of common stock held by the 2013 Lynne Marie Laube GRAT fbo Hayley Marie Allbright, for which Ms. Laube is trustee and holds voting power, (b) 43,675 shares of common stock held by the 2013 Lynne Marie Laube GRAT fbo Keegan George Allbright, for which Ms. Laube is trustee and holds voting power and (c) 99,152 shares of common stock issuable upon the exercise of options.
(8)	Includes 116,667 shares of common stock issuable upon the exercise of options.
(9)	Includes 87,500 shares of common stock issuable upon the exercise of options.
(10)	Consists of (a) 5,801 shares of common stock held by Mr. Johnson, (b) 291,353 shares of common stock held by TTP Fund II L.P. and (c) 29,005 shares of common stock held by TTV Ivy Holdings, LLC. TTV Capital is the provider of management services to TTP GP II, LLC, which is a general partner of TTP Fund II, L.P. TTV Capital is the manager of TTV Ivy Holdings Managers, LLC, which is the general partner of TTV Ivy Holdings, LLC. Mark A. Johnson, a member of our board of directors, is a member of each of TTP GP II, LLC and TTV Ivy Holdings Managers, LLC and holds the title of partner of TTV Capital, and may be deemed to share voting and dispositive power over the shares held by TTP Fund II L.P. and TTV Ivy Holdings, LLC.
(11)	Includes 25,000 shares of common stock issuable upon the exercise of options
(12)	Represents shares of common stock issuable upon the exercise of options.

(13)	Consists of (a) 194,112 shares of common stock held by the 2013 Scott Grimes GRAT UAD, for which Mr. Grimes is trustee and holds voting and investment power, (b) 573,432 shares of common stock held by Mr. Grimes, (c) 43,675 shares of common stock held by the 2013 Lynne Marie Laube GRAT fbo Hayley Marie Allbright, for which Ms. Laube is trustee and holds voting power, (d) 43,675 shares of common stock held by the 2013 Lynne Marie Laube GRAT fbo Keegan George Allbright, for which Ms. Laube is trustee and holds voting power, (e) 421,464 shares of common stock held by Ms. Laube, (f) 3,859 shares of common stock held by Mr. Evans, (g) 3,870 shares of common stock held by Mr. Somers, (h) 2,900 shares of common stock held by Mr. Adams, (i) 5,801 shares of common stock held by Mr. Johnson, (j) 291,353 shares of common stock held by TTP Fund II L.P. and (k) 29,005 shares of common stock held by TTV Ivy Holdings, LLC, (l) 5,801 shares of common stock held by Mr. Klinck, (m) 2,543,829 shares of common stock held by Polaris Venture Partners V, L.P. (“PVP V”), (n) 49,576 shares of common stock held by Polaris Venture Partners Entrepreneurs’ Fund V, L.P. (“PVP EF V”), (o) 17,422 shares of common stock held by Polaris Venture Partners Founders’ Fund V, L.P. (“PVP FF V”), (p) 25,435 shares of common stock held by Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVP SFF V”) and (q) 518,280 shares of common stock issuable upon the exercise of options held by all current executive officers and directors as a group.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2017:

Name	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plan Category
Equity compensation plans approved by security holders (1)	2,541,536	(2)	$18.49	(2)	396,474	(1)
Equity compensation plans not approved by security holders	—		$—		—
Total	2,541,536		$18.49		396,474

(1)	Includes 2008 Stock Plan. Excludes 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan which were approved in January 2018. See “—Employee Benefit Plans” above for further details on these equity compensation plans.
(2)	Includes 2,512,788 stock options outstanding as of December 31, 2017, at a weighted-average exercise price of $18.42 per share, and 28,748 stock options outstanding as of December 31, 2017, for which the exercise price was undetermined as of December 31, 2017, and subsequently determined to be $24.24 in February 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions With Related Persons; Indemnification

The following is a summary of transactions since January 1, 2017 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our then directors, executive officers or holders of more than 5% of any class of our capital stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Item 11: Executive Compensation” and “Director Compensation Table.”

Series G Preferred Stock and Warrant Financing

In May 2017, we sold an aggregate of 346,334 shares of our Series G redeemable convertible preferred stock at a price of $34.4758 per share for aggregate gross proceeds of approximately $11.9 million. In connection with the issuance of our Series G redeemable convertible preferred stock, (1) the principal and accrued interest under the Existing Stockholder Notes converted into an aggregate of 1,295,746 shares of our Series G’ redeemable convertible preferred stock, (2) the principal and accrued interest under the Aimia EMEA Notes converted into an aggregate of 801,329 shares of our common stock and (3) we issued warrants to purchase an aggregate number of shares of our common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days prior to the date on which such warrants become exercisable and the denominator of which is such volume weighted average closing price, which warrants are exercisable upon the earlier to occur of the date (i) 180 days following the date of the prospectus for our IPO, dated February 8, 2018, and (ii) 10 days prior to a sale of our company. The following table summarizes the participation in the foregoing transactions by our directors, executive officers and holders of more than 5% of any class of our capital stock as of the date of such transactions:

Related Party	Shares of Series G Preferred Stock	Shares of Series G’ Preferred Stock	Shares of Common Stock	Warrants to Purchase Common Stock
Entities affiliated with Aimia, Inc.(1)	—	382,227	801,329	—
Entities affiliated with Polaris Venture Partners(2)	29,004	212,469	—	(6)
Canaan VIII L.P.(3)	53,660	260,097	—	(6)
Entities affiliated with Discovery Capital(4)	—	106,344	—	—
Scott D. Grimes	—	25,969	—	—
Lynne M. Laube	—	13,983	—	—
Entities affiliated with Mark A. Johnson(5)	34,806	15,045	—	(6)
John Klinck.	5,801	—	—	(6)
David Adams	2,900	—	—	(6)

(1)	Consists of 159,207 shares of Series G’ redeemable convertible preferred stock issued to Aeroplan Holdings Europe Sàrl, 223,020 shares of Series G’ redeemable convertible preferred stock issued to Aimia EMEA Limited and 801,329 shares of common stock issued to Aimia EMEA Limited. Shares issued to Aimia EMEA Limited were transferred to Aimia Holdings UK Limited in January 2018.
(2)	Consists of 27,988 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners V, L.P. (“PVP V”), 205,020 shares of Series G’ redeemable convertible preferred stock issued to PVP V, 545 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Entrepreneurs’ Fund V, L.L. (“PVP EF V”), 3,995 shares of Series G’ redeemable convertible preferred stock issued to PVP EF V, 191 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Founders’ Fund V, L.P. (“PVP FF V”), 1,404 shares of Series G’ redeemable convertible preferred stock issued to PVP FF V, 280 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVP SFF V”) and 2,050 shares of Series G’ redeemable convertible preferred stock issued to PVP SFF V. Polaris Venture Management Co. V, L.L.C. (“PVM V”) is the general partner of each PVP V, PVP EF V, PVP FF V, and PVP SFF V (collectively, the “Polaris Funds”). PVM V may be deemed to have sole power to vote and dispose of the shares held by each of the Polaris Funds. Each of Jonathan Flint and Terrance McGuire (collectively, the “Managing Members”) are the managing members of PVM V and may be deemed to share voting and dispositive power with respect to the shares held by the Polaris Funds. Bryce Youngren, a member of our board of directors, has a membership interest in PVM V, and may be deemed to share voting and dispositive powers with respect to the shares held by the Polaris Funds by virtue of his relationship to PVM V. Each of PVM V, the Managing Members and Mr. Youngren disclaim beneficial ownership of all of the shares owned by the Polaris Funds, and this report shall not be deemed an admission that any of PVM V, the Managing Members or Mr. Youngren is the beneficial owner of the shares owned by the Polaris Funds for purposes of Section 16 or for any other purpose, except to the extent of their respective and proportionate pecuniary interests therein.
(3)	John V. Balen, a member of our board of directors, is a managing member of Canaan Partners VIII LLC, the general partner of Canaan VIII L.P. Mr. Balen does not have voting or investment power over any shares held directly by Canaan VIII L.P.
(4)	Consists of 95,272 shares of Series G’ redeemable convertible preferred stock issued to Discovery Opportunity Master Fund, Ltd. and 11,072 shares of Series G’ redeemable convertible preferred stock issued to Discovery Global Focus Master Fund, Ltd.

(5)	Consists of 15,045 shares of Series G’ redeemable convertible preferred stock issued to TTP Fund II, L.P., 29,005 shares of Series G redeemable convertible preferred stock purchased by TTV Ivy Holdings, LLC and 5,801 shares of Series G redeemable convertible preferred stock purchased by Mr. Johnson. TTV Capital is a provider of management services to TTP GP II, LLC, which is a general partner of TTP Fund II, L.P. TTV Capital is the manager of TTV Ivy Holdings Manager, LLC, which is the general partner of TTV Ivy Holdings, LLC. Mark A. Johnson, a member of our board of directors, is a member of each of TTP GP II, LLC and TTV Ivy Holdings Managers, LLC and holds the title of partner of TTV Capital, and may be deemed to share voting and dispositive power over the shares held by TTP Fund II L.P. and TTV Ivy Holdings, LLC.
(6)	The number of shares issuable to each investor upon the exercise of such warrants is equal to the product obtained by multiplying the number of shares of Series G redeemable convertible preferred stock set forth opposite such investor’s name in the table above by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days prior to the date on which such warrants become exercisable and the denominator of which is such volume weighted average closing price.

Agreements with Fidelity Information Services, LLC

Reseller Agreement

In connection with the sale of our Series E redeemable convertible preferred stock, we entered into a reseller agreement with Fidelity Information Services LLC, or FIS, a holder of more than 5% of our capital stock. Pursuant to the reseller agreement, FIS markets and sells our services to financial institutions that are current or potential customers of FIS in exchange for a revenue share percentage. We are also obligated to make milestone payments to FIS related to the integration and deployment of our solutions. Pursuant to the reseller agreement, we paid FIS approximately $0.1 million in 2014, $0 in 2015 and $1.1 million in 2016, respectively.

Warrant to Purchase Shares of Series E Preferred Stock

In connection with the sale of our Series E redeemable convertible preferred stock and the reseller agreement described above, we granted FIS a warrant to purchase shares of our Series E redeemable convertible preferred stock based on certain milestones relating to our business, which became exercisable for shares of our common stock in connection with the exchange of redeemable convertible preferred stock in 2016. These warrants were deemed vested upon our IPO and are exercisable for 644,365 shares of our common stock, for an aggregate exercise price of approximately $15.2 million.

Agreements with Aimia Inc. and Affiliated Entities

Commercial Partnership

In January 2014, we entered into a cooperation agreement in the United Kingdom, or U.K., with Aimia EMEA Limited, or Aimia EMEA, an affiliate of Aimia Inc. Entities affiliated with Aimia Inc. hold more than 5% of our capital stock. The U.K. cooperation agreement generally provided for equal cost and revenue sharing related to our business in the U.K., which was primarily run through our wholly-owned subsidiary, Cardlytics UK Limited. Pursuant to our U.K. cooperation agreement, there were no payments to Aimia EMEA in 2014 and 2015 and we paid Aimia EMEA approximately $1.6 million in 2016.

In connection with the U.K. cooperation agreement, we also entered into a working capital loan agreement and security agreement with Aimia EMEA. The largest aggregate amount of principal outstanding during the term of the loan was approximately $1.1 million in January 2014, which was paid in full in May 2014. During the term of the loan, we made interest payments of approximately $26,000 in 2014. Pursuant to the working capital loan agreement, interest accrued daily at the rate of an amount equal to the three month LIBOR rate plus 5.25% per annum.

Termination of Joint Venture and Transfer of Joint UK Operations with Aimia Inc.

In June 2016, we entered into a termination and transition services agreement with Aimia, Inc., Aimia Holdings UK Limited and Aimia EMEA. Pursuant to the termination and transition services agreement, control of our joint operations with the entities affiliated with Aimia Inc. in the U.K. were transitioned to us, such that we are now solely operating our business in the U.K. In connection with the termination and transition services agreement, entities affiliated with Aimia Inc. will continue to provide certain services to us, including use of their facilities and office space, information technology services and support and hosting services, some of which will continue through June 2017. The entities affiliated with Aimia Inc. also transferred the employment contracts of certain employees rendering services to us in connection with the joint U.K. operations.

In June and September 2016, in consideration for entering into the termination and transition services agreement and the transfer to us of full control of our U.K. operations, we issued convertible promissory notes in an aggregate principal amount of approximately $23.7 million. The following table summarizes issuances of our convertible promissory notes to our directors, executive officers and holders of more than 5% of any class of our capital stock as of the date of such transaction:

Related Party	Principal Amount of Convertible Notes
Aimia EMEA Limited	$23,673,835.36

We issued to Aimia EMEA unsecured convertible promissory notes, or the Aimia EMEA Notes, in an aggregate principal amount of $18.0 million, which accrued interest at a rate of 10% per year, compounded annually. In consideration for our outstanding obligations to Aimia Inc. at the time we terminated our U.K. cooperation agreement, we issued to Aimia EMEA an unsecured convertible promissory note, or the Outstanding Obligation Note, in an aggregate principal amount of approximately $5.7 million, at an interest rate of 10% per year, compounded annually. Both the Aimia EMEA Notes and the Outstanding Obligation Note, which we collectively refer to as the Aimia Notes, were due and payable on the earliest to occur of: (a) a date after June 30, 2019, as specified by the holder, (b) our liquidation, dissolution or wind up, including a sale of all or substantially all of our assets or a majority of our voting power or (c) an event of default. The Aimia Notes were subordinate to our existing credit facilities with National Electrical Benefit Fund, Ally Bank and Pacific Western Bank.

The Aimia Notes were convertible into shares of our capital stock, depending on certain triggering events. The Aimia Notes converted into shares of our Series G’ redeemable convertible preferred stock and common stock in the Series G preferred stock and warrant financing described above.

Investors’ Rights Agreements

In connection with our preferred stock financings, we entered into investors’ rights agreement containing registration rights and information rights, among other things, with certain holders of our redeemable convertible preferred stock and certain holders of our common stock, including entities affiliated with Discovery Capital, entities affiliated with Polaris Venture Partners, Canaan VIII L.P., entities affiliated with Aimia Inc., Fidelity Information Services, LLC, Scott D. Grimes, Lynne M. Laube and TTP Fund II, L.P., an entity affiliated with Mark A. Johnson.

Employment Arrangements

We have entered into employment agreements or offer letter agreements with certain of our executive officers. For more information regarding these agreements with our named executive officers, see “Executive Compensation—Employment, Severance and Change in Control Agreements.”

Stock Option Grants to Directors and Executive Officers

We have granted stock options to certain of our directors and executive officers. For more information regarding the stock options and stock awards granted to our directors and named executive officers, see “Executive Compensation—Outstanding Equity Awards as of December 31, 2017” and “Director Compensation Table.”

Separation Pay Agreements

We have entered into separation pay agreements with certain of our executive officers. For more information regarding these arrangements with our named executive officers, see “—Potential Payments upon Termination or Change of Control.”

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and amended and restated bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Related Person Transaction Policy

In February 2018, we adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants, in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from our employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy.

In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

All of the transactions described above were entered into prior to the adoption of the written policy, but all were approved by our board of directors considering similar factors to those described above.

Director Independence

Our board of directors has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning such director’s background, employment and affiliations, including family relationships, our board of directors determined that Messrs. Adams, Balen, Johnson, Youngren, Weisman and Klinck, representing six of our eight directors, are “independent directors” as defined under current rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director and the transactions involving them described above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Deloitte & Touche LLP, for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2016	2017
	(in thousands)
Audit Fees(1)	$1,539	$2,922
Audit-Related Fees	124	125
Tax Fees(2)	88	225
All Other Fees(3)	2	—

Total	$1,753	$3,272

(1)	Audit fees consist of the fees for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit Fees for 2017 include fees of $1,625,612 related to our IPO, consents, comfort letter and reviews of other documents filed with the SEC.
(2)	Tax fees consist of the fees for professional services rendered in connection with tax compliance, advice, and planning services.
(3)	All other fees consist of fees for licenses for accounting research software.

Pre-Approval Policies and Procedures

The audit committee has adopted a pre-approval policy under which the audit committee approves in advance all audit and permissible non-audit services to be performed by the independent accountants (subject to a de minimis exception). These services may include audit services, audit-related services, tax services, and other non-audit services. As part of its pre-approval policy, the audit committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval policy, the audit committee has pre-approved certain specified audit and non-audit services to be provided by our independent auditor. If there are any additional services to be provided, a request for pre-approval must be submitted to the audit committee for its consideration under the policy. The audit committee generally pre-approves particular services or categories of services on a case-by-case basis. Finally, in accordance with the pre-approval policy, the audit committee has delegated pre-approval authority to the chair of the audit committee. The chair must report any pre-approval decisions to the audit committee at its next meeting.

All of the services of Deloitte & Touche LLP for 2016 and 2017 described above were in accordance with the audit committee pre-approval policy.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.

(b) Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule / Form	File Number	Exhibit	File Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	01/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	01/12/2018
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-222531	4.1	01/29/2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 4, 2017	S-1	333-222531	4.2	01/12/2018
10.1	Office Lease Agreement, dated as of August 5, 2013, by and between the Registrant and Jamestown Ponce City Market, L.P., as amended to date	S-1	333-222531	10.12	01/12/2018
10.2†	2008 Stock Plan and Forms of Option Agreement, Notice of Stock Option Grant, Exercise Notice, Restricted Stock Unit Notice and Restricted Stock Unit Agreement thereunder, as amended to date	S-1/A	333-222531	10.1	01/29/2018
10.3†	2018 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	S-1/A	333-222531	10.2	01/29/2018
10.4†	2018 Employee Stock Purchase Plan	S-1/A	333-222531	10.3	01/29/2018
10.5†	Non-Employee Director Compensation Plan	S-1/A	333-222531	10.4	01/29/2018
10.6†	2016 Bonus Plan of the Registrant	S-1	333-222531	10.5	01/12/2018
10.7†	2017 Bonus Plan of the Registrant	S-1	333-222531	10.6	01/12/2018
10.8†	2018 Bonus Plan of the Registrant	S-1/A	333-222531	10.7	01/29/2018
10.9†	Form of restricted securities unit award of the Registrant	S-1	333-222531	10.8	01/12/2018
10.10†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-222531	10.9	01/12/2018
10.11†	Offer Letter Agreement, dated as of June 11, 2014, by and between the Registrant and David T. Evans	S-1	333-222531	10.10	01/12/2018
10.12†	Form of Amended and Restated Separation Pay Agreement by and between the Registrant and each of Scott D. Grimes, Lynne M. Laube, David T. Evans and Kirk L. Somers	S-1/A	333-222531	10.11	01/29/2018
10.13	Credit Agreement, dated as of July 21, 2016, by and among the Registrant, Columbia Partners, L.L.C. Investment Management and National Electrical Benefit Fund, as amended to date	S-1	333-222531	10.13	01/12/2018
10.14	Loan and Security Agreement, dated September 14, 2016 by and among the Registrant, Ally Bank and Pacific Western Bank	S-1	333-222531	10.14	01/12/2018
10.15#	General Services Agreement, dated as of November 5, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.15	01/12/2018

10.22#	Software License, Customization and Maintenance Agreement, dated as of November 4, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.16	01/12/2018
21.1	Subsidiaries of the Registrant	S-1	333-222531	21.1	01/12/2018
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardlytics, Inc.

Date: March 19, 2018	By:	/s/ Scott D. Grimes
Scott D. Grimes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott D. Grimes	Chief Executive Officer and Director	March 19, 2018
Scott D. Grimes	(Principal Executive Officer)

/s/ David T. Evans	Chief Financial Officer	March 19, 2018
David T. Evans	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lynne M. Laube	Director	March 19, 2018
Lynne M. Laube

/s/ David L. Adams	Director	March 19, 2018
David L. Adams

/s/ John V. Balen	Chairman of the Board of Directors	March 19, 2018
John V. Balen

/s/ Mark A. Johnson	Director	March 19, 2018
Mark A. Johnson

/s/ Bryce Youngren	Director	March 19, 2018
Bryce Youngren

/s/ Tony Weisman	Director	March 19, 2018
Tony Weisman

/s/ John Klinck	Director	March 19, 2018
John Klinck