Form 10-Q
period 2018-03-31
Cardlytics, Inc.
filed 2018-05-10
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission File Number: 001-38386

CARDLYTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware	26-3039436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
675 Ponce de Leon Ave. NE, Ste 6000, Atlanta, GA 30308	(888) 798-5802
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, there were 20,264,127 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2017	March 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,262	$89,785
Accounts receivable, net	48,348	39,907
Other receivables	2,898	2,748
Prepaid expenses and other assets	2,121	3,658
Total current assets	$74,629	$136,098
PROPERTY AND EQUIPMENT, net	7,319	7,363
INTANGIBLE ASSETS, net	528	359
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net	433	880
DEFERRED FI IMPLEMENTATION COSTS, net	13,625	12,119
OTHER LONG-TERM ASSETS	4,224	988
Total assets	$100,758	$157,807
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,554	$1,783
Accrued liabilities:
Accrued compensation	4,638	3,263
Accrued expenses	4,615	3,918
FI Share liability	23,914	21,376
Consumer Incentive liability	7,242	6,949
Deferred billings	132	189
Short-term warrant liability	—	17,666
Short-term debt:
Line of credit	—	25,634
Capital leases	44	23
Total current liabilities	$42,139	$80,801
LONG-TERM LIABILITIES:
Deferred liabilities	$3,670	$3,554
Long-term warrant liability	10,230	—
Long-term debt, net of current portion:
Line of credit	25,081	—
Term loan	31,830	32,842
Capital leases	57	52
Total long-term liabilities	$70,868	$36,448

CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2017	March 31, 2018
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series G’ preferred stock, $0.0001 par value—5,339 shares authorized and 1,295 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of March 31, 2018	$44,672	$—
Series G preferred stock, $0.0001 par value—1,385 shares authorized and 346 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of March 31, 2018	5,110	—
Series F-R preferred stock, $0.0001 par value—5,000 shares authorized and 1,199 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of March 31, 2018	58,449	—
Series E-R preferred stock, $0.0001 par value— 7,400 shares authorized and 795 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of March 31, 2018	29,972	—
Series D-R preferred stock, $0.0001 par value—5,787 shares authorized and 1,396 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of March 31, 2018	32,728	—
Series C-R preferred stock, $0.0001 par value—6,032 shares authorized and 1,508 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of March 31, 2018	18,366	—
Series B-R preferred stock, $0.0001 par value—9,596 shares authorized and 2,247 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of March 31, 2018	5,288	—
Series A-R preferred stock, $0.0001 par value—7,528 shares authorized and 1,857 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of March 31, 2018	1,852	—
Total redeemable convertible preferred stock	$196,437	$—
STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.0001 par value—83,000 and 100,000 shares authorized and 3,439 and 20,226 shares issued and outstanding as of December 31, 2017 and March 31, 2018, respectively	$—	$7
Additional paid-in capital	58,693	328,493
Accumulated other comprehensive income	1,066	558
Accumulated deficit	(268,445)	(288,500)
Total stockholders’ (deficit) equity	(208,686)	40,558
Total liabilities and stockholders’ (deficit) equity	$100,758	$157,807

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2018
REVENUE	$26,881	$32,713
COSTS AND EXPENSES:
FI Share and other third-party costs	16,677	21,420
Delivery costs	1,553	1,943
Sales and marketing expense	7,232	8,216
Research and development expense	3,013	3,459
General and administration expense	4,689	6,582
Depreciation and amortization expense	765	910
Total costs and expenses	33,929	42,530
OPERATING LOSS	(7,048)	(9,817)
OTHER INCOME (EXPENSE):
Interest expense, net	(2,644)	(1,749)
Change in fair value of warrant liabilities, net	(327)	(9,172)
Change in fair value of convertible promissory notes	(383)	—
Change in fair value of convertible promissory notes—related parties	(2,223)	—
Other income, net	162	683
Total other expense	(5,415)	(10,238)
LOSS BEFORE INCOME TAXES	(12,463)	(20,055)
INCOME TAX BENEFIT	—	—
NET LOSS	$(12,463)	$(20,055)
Adjustments to the carrying value of redeemable convertible preferred stock	(244)	(157)
Net loss attributable to common stockholders	$(12,707)	$(20,212)
Net loss per share attributable to common stockholders, basic and diluted	$(4.80)	$(1.54)
Weighted-average common shares outstanding, basic and diluted	2,645	13,093

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2018
NET LOSS	$(12,463)	$(20,055)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(120)	(508)
TOTAL COMPREHENSIVE LOSS	$(12,583)	$(20,563)

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
(Amounts in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
BALANCE–December 31, 2017	3,439	$—	$58,693	$1,066	$(268,445)	$(208,686)
Exercise of common stock options	26	—	108	—	—	108
Exercise of common stock warrants	297	—	—	—	—	—
Stock-based compensation	—	—	2,906	—	—	2,906
Issuance of common stock in connection with our IPO	5,821	1	66,100	—	—	66,101
Vesting of performance-based common stock warrants	—	—	2,519	—	—	2,519
Conversion of preferred stock to common stock	10,643	6	196,588	—	—	196,594
Conversion of preferred stock warrants to common stock warrants	—	—	1,736	—	—	1,736
Accretion of redeemable convertible preferred stock to redemption value	—	—	(157)	—	—	(157)
Other comprehensive loss	—	—	—	(508)	—	(508)
Net loss	—	—	—	—	(20,055)	(20,055)
BALANCE–March 31, 2018	20,226	$7	$328,493	$558	$(288,500)	$40,558

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,463)	$(20,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	(4)	(32)
Depreciation and amortization	765	910
Amortization of financing costs charged to interest expense	148	140
Accretion of debt discount and non-cash interest expense	2,307	1,500
Stock compensation expense	983	2,900
Change in the fair value of warrant liabilities, net	327	9,172
Change in the fair value of convertible promissory notes	383	—
Change in the fair value of convertible promissory notes - related parties	2,223	—
Other non-cash expenses	229	2,253
Change in operating assets and liabilities:
Accounts receivable	6,672	8,623
Prepaid expenses and other assets	(551)	(1,520)
Deferred FI implementation costs	962	1,094
Accounts payable	631	(408)
Other accrued expenses	(2,802)	(1,836)
FI Share liability	(4,643)	(2,538)
Customer Incentive liability	(991)	(293)
Total adjustment	6,639	19,965
Net cash used in operating activities	$(5,824)	$(90)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	$(386)	$(418)
Acquisition of patents	(16)	(2)
Capitalized software development costs	—	(374)
Net cash used in investing activities	$(402)	$(794)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	$7,500	$—
Principal payments of debt	(24)	(26)
Proceeds from issuance of common stock	270	70,490
Equity issuance costs	(181)	(1,232)
Net cash from financing activities	$7,565	$69,232
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	46	175
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,385	68,523
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	22,968	21,262
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—end of period	$24,353	$89,785
Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$188	$247
Amounts accrued for property and equipment	$15	$1,155
Amounts accrued for capitalized software development costs	$—	$141
Stock-based compensation capitalized for software development	$—	$6

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We make marketing more relevant and measurable through our purchase intelligence platform. Using one of the largest aggregations of purchase data through our partnerships with banks and credit unions, we have a secure view into where and when consumers are spending their money. By applying advanced analytics to this massive aggregation of anonymized purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend.
We operate in the United Kingdom through Cardlytics UK Limited, a wholly-owned and operated subsidiary registered as a private limited company in England and Wales.
Initial Public Offering
On February 13, 2018, we closed our initial public offering (“IPO”), in which we issued and sold 5,400,000 shares of common stock at a public offering price of $13.00 per share, resulting in gross proceeds of $70.2 million. On February 14, 2018, pursuant to the underwriters’ partial exercise of their over-allotment option to purchase up to an additional 810,000 shares from us, we issued and sold an additional 421,355 shares of our common stock, resulting in additional gross proceeds to us of $5.5 million. In total, we issued 5,821,355 shares of common stock and raised $75.7 million in gross proceeds, or $66.1 million in net proceeds after deducting underwriting discounts and commissions of $5.3 million and offering costs of $4.3 million. Upon the closing of the IPO, all of the outstanding shares of redeemable convertible preferred stock automatically converted into shares of common stock and all warrants to purchase shares of redeemable convertible preferred stock were automatically converted into warrants to purchase shares of common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock or warrants to purchase shares of redeemable convertible preferred stock outstanding. The consolidated financial statements as of December 31, 2017, including share and per share amounts, do not give effect to the IPO or conversion of the redeemable convertible preferred stock, as the IPO and such conversions were completed subsequent to December 31, 2017.
Reverse Stock Split
On January 26, 2018, our board of directors approved an amended and restated certificate of incorporation to (1) effect a reverse split on outstanding shares of our common stock and redeemable convertible preferred stock on a one-for-four basis (the “Reverse Stock Split”), (2) modify the threshold for automatic conversion of our preferred stock into shares of our common stock in connection with an initial public offering to eliminate the requirement of gross proceeds to the Company of not less than $70.0 million and (3) authorize us to issue up to 100,000,000 shares of common stock, $0.0001 par value per share and 25,000,000 shares of redeemable convertible preferred stock, $0.0001 par value per share (collectively, the “Charter Amendment”). The authorized shares and par values of our common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Charter Amendment was approved by the Company’s stockholders on January 26, 2018 and became effective upon the filing of the Charter Amendment with the State of Delaware on January 26, 2018. All issued and outstanding common stock and preferred stock and related share and per share amounts contained in these financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2017.

There have been no material changes to our accounting policies from those disclosed in the audited consolidated financial statements and related notes thereto included in our Annual Report for year ended December 31, 2017.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, income taxes, stock-based compensation, derivative instruments, income tax valuation allowance, contingencies and changes in fair value of our convertible promissory notes. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Consumer Incentives
Our Cardlytics Direct solution is our proprietary native bank advertising channel that enables marketers to reach consumers via email and through their trusted and frequently visited online and mobile banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases, which we refer to as Consumer Incentives.
We report our revenue on our condensed consolidated statements of operations net of Consumer Incentives. We generally pay Consumer Incentives only with respect to our Cardlytics Direct service. We do not provide the goods or services that are purchased by our FIs’ customers from the marketers to which the Consumer Incentives relate. Accordingly, the marketer is deemed to be the principal in the relationship with the customer and, therefore, the Consumer Incentive is deemed to be a reduction in the purchase price paid by the customer for the marketer’s goods or services. While we are responsible for remitting Consumer Incentives to our FI partners for further payment to their customers, we function solely as an agent of marketers in these arrangements.
Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis. During the three months ended March 31, 2017 and 2018, Consumer Incentives totaled $13.2 million and $16.0 million, respectively.
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held with two financial institutions, which we believe are of high credit quality. We believe that our accounts receivable credit risk exposure is limited as a result of being diversified among a large number of marketers segregated by both geography and industry. Historically, we have not experienced significant write-downs of our accounts receivable. One marketer represented 12% of our accounts receivable as of March 31, 2018. No other marketer represented a significant concentration of our accounts receivable as of December 31, 2017 or March 31, 2018, and no single marketer represented a significant concentration of our revenue during the three months ended March 31, 2017 or 2018.
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
During both the three months ended March 31, 2017 and 2018, our largest FI partner in the U.S. accounted for approximately 69% of FI Share. No other FI partners accounted for over 10% of FI Share during the periods presented.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash as presented on our condensed consolidated statements of cash flows consists of the following (in thousands):

	December 31,		March 31,
	2016	2017	2017	2018
Cash and cash equivalents	$22,838	$21,262	$24,353	$89,785
Restricted cash	130	—	—	—
Cash, cash equivalents and restricted cash	$22,968	$21,262	$24,353	$89,785
Deferred Offering Costs
Deferred offering costs consist of incremental costs directly attributable to equity offerings. Deferred offering costs are included in other long-term assets on our condensed consolidated balance sheets. Upon completion of an offering, these amounts are offset against the proceeds of the offering.

	Three Months Ended March 31,
	2017	2018
Beginning balance	$—	$3,144
Deferred costs	776	1,135
Recognized against offering proceeds	—	(4,279)
Ending balance	$776	$—
Unpaid amounts as of March 31, 2018 totaled $0.7 million.
Fair Value of Financial Instruments
When required by U.S. GAAP, assets and liabilities are reported at fair value on our condensed consolidated financial statements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Valuation inputs are arranged in a hierarchy that consists of the following levels:

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
Our nonfinancial assets that we recognize or disclose at fair value on our condensed consolidated financial statements on a nonrecurring basis include property and equipment, intangible assets, capitalized software development costs and deferred FI implementation costs. The fair values for these assets are evaluated when events or changes in circumstances indicate the carrying value may not be recoverable.

Preferred Stock Warrants
Outstanding warrants to purchase shares of our redeemable convertible preferred stock are accounted for as derivative liabilities in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) due to the terms of the warrants and related agreements. We have determined that these warrants do not meet the scope exception of a contract indexed to our stock because of fair value protections contained in agreements governing our redeemable convertible preferred stock. We record preferred stock warrant liabilities on our condensed consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses on our condensed consolidated statements of operations. Upon our IPO, all warrants to purchase shares of our redeemable convertible preferred stock were converted to warrants to purchase shares of our common stock. See Note 6—Fair Value Measurements, for additional information regarding the valuation of warrants to purchase shares of our redeemable convertible preferred stock.
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing, we issued warrants to purchase shares of our common stock that are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities From Equity due to the terms of the warrants and related agreements. We record these common stock warrant liabilities in our consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in our statements of operations. See Note 6—Fair Value Measurements, for additional information regarding the valuation of the warrants issued in connection with the Series G Stock financing.
Convertible Promissory Notes
The redemption features included in the terms of the convertible promissory notes were determined to be derivative liabilities as a result of a significant discount within the redemption features for the note holders. Embedded derivatives that are not clearly and closely related to the host contract are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains (losses) on the host contract and derivative will be reflected in the consolidated statements of operations. We elected the fair value option for the convertible promissory notes upon their issuance. The convertible promissory notes are measured using unobservable inputs that required a high level of judgment to determine fair value, and are therefore classified as Level 3. See Note 6—Fair Value Measurements for additional information regarding the valuation of the convertible promissory notes.
Income Taxes
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
As of December 31, 2017, pursuant to guidance provided in Staff Account Bulletin No. 118, we had not completed our accounting for the effects of the Tax Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax, including a provisional reduction in U.S. deferred tax assets, which was fully offset by a reduction in our valuation allowance.  As of March 31, 2018, our accounting for the Tax Act is complete. No changes have been made to the provisional adjustments recorded as of December 31, 2017.
Recently Adopted Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC Topic 718, Compensation—Stock Compensation. For all entities, the ASU is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018 and it did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the recognition guidance in ASC Topic 605 and most industry specific revenue guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes most existing GAAP revenue recognition principles, and it permits the use of either the retrospective or modified retrospective transition method. For public entities, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), therefore we will be required to apply this ASU for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Retrospective application will be required for each period presented through either the recasting of the prior periods for the effects of the adoption of this ASU or retrospectively through a cumulative catch up recognized at the date of adoption. During the first quarter of 2018, we began assessing the impacts, if any, that this ASU may have on our results of operations, current accounting policies, processes, controls, systems and financial statement disclosures. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method, which would result in a cumulative adjustment as of the date of the adoption.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. This ASU also clarifies that management should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with other deferred tax assets. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. For non-public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, therefore we will be required to apply this ASU for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We are currently evaluating the potential impact of this recently issued guidance on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC Topic 840, Leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach. For public entities, this ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, therefore we will be required to adopt this ASU for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Although we are currently evaluating the impact of this guidance on our condensed consolidated financial statements, we expect that most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance.

3.     DEBT
Our debt consists of the following (in thousands):

	December 31, 2017	March 31, 2018
Line of credit	$25,081	$25,634
Term loan, net of unamortized discount and debt issuance costs of $1,058 and $889 at December 31, 2017 and March 31, 2018, respectively	31,830	32,842
Capital leases	101	75
Convertible promissory notes (converted into Series G' Stock in May 2017)	—	—
Total debt	$57,012	$58,551
Less short-term debt	(44)	(25,657)
Long-term debt, net of current portion	$56,968	$32,894
Accrued interest included in debt totaled $6.2 million and $7.6 million as of December 31, 2017 and March 31, 2018, respectively.
Line of Credit
In September 2016, we entered into a loan and security agreement (“Line of Credit”) that matures on March 14, 2019. Maximum borrowings are stated as the lesser of $50.0 million or 85% of our eligible accounts receivable. The Line of Credit is collateralized by substantially all of our assets and carries a floating interest rate equal to the Prime Rate in effect plus 3.50%, not to be less than 7.0% per year. Fees include an unused line fee of 0.50% and an annual administrative fee of less than $0.1 million. Interest and fees under the Line of Credit may be added to the principal balance of the loan due and payable at maturity. Amounts outstanding under the Line of Credit are classified as short-term. We capitalized $0.7 million of debt issuance costs associated with obtaining the Line of Credit.
The Line of Credit includes customary affirmative and negative covenants, including restrictions on mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and restrictions on payments of dividends. We are also required to maintain a total cash balance plus liquidity under the Line of Credit of not less than $5.0 million and maintain a moving minimum twelve-month revenue throughout the term of the Line of Credit, with minimum revenue of at least $123.3 million for the twelve months ending March 31, 2018. We were in compliance with all financial covenants as of March 31, 2018. As of March 31, 2018, we had $4.9 million of unused available borrowings under our Line of Credit.
We expect to refinance or obtain a similar line of credit prior to its maturity date. In the event we are unable to refinance or obtain a similar line of credit under acceptable terms, we could repay our Line of Credit at or before its maturity.
Term Loan
In July 2016, we entered into a $24.0 million credit agreement (“Term Loan”) that matures on July 21, 2019. The Term Loan is secured by substantially all of our assets and carries a fixed interest rate equal to (1) 13.25%, of which 3% is payable in cash and the remaining 10.25% is payable in-kind, (2) 12.75%, subsequent to an IPO with gross proceeds of at least $75.0 million, of which 3% is payable in cash and the remaining 9.75% is payable in-kind or (3) 11.25%, if our adjusted EBITDA for the four most recent trailing fiscal quarters then-ended is greater than $1.0 million and we are not in an event of default, of which 3% is payable in cash and the remaining 8.25% is payable in-kind. The lender funded an initial loan of $19.0 million at closing and a subsequent loan of $5.0 million in November 2016 when the amount became available upon achieving trailing-four quarter revenue of $100.0 million. In April 2017, we amended our Term Loan to remove the acceleration of our repayment upon IPO and reduce the interest rate by 0.5% subsequent to an IPO. In June 2017, we amended and restated our Term Loan and borrowed an additional $5.0 million.

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
Pursuant to the Term Loan, in July 2016, we issued ten-year warrants to purchase up to an aggregate of 97,125 shares of our common stock at an exercise price of $20.00 per share. The fair value of the warrants was calculated to be $1.0 million under the Black-Scholes option pricing model. In June 2017, we issued additional ten-year warrants to purchase up to an aggregate of 17,500 shares of common stock at a price per share of $27.68. The fair value of the warrants was calculated to be $0.3 million under the Black-Scholes option pricing model. Under the guidance provided by ASC Topic 470-20, Debt with Conversion and Other Options, proceeds from the sale of debt instruments with stock purchase warrants are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds allocated to the warrants is accounted for as paid-in capital, as the warrants meet the scope exception within ASC 815 and are considered indexed to the Company’s own stock and accounted for as equity. The remainder of the proceeds is allocated to the debt instrument portion of the transaction. We were in compliance with all financial covenants as of March 31, 2018.
We expect to refinance or obtain a similar loan prior to its maturity date. In the event we are unable to refinance or obtain a similar loan under acceptable terms, we could repay our Term Loan at or before its maturity.
Convertible Promissory Notes
During 2016, we issued unsecured convertible promissory notes with an aggregate principal amount of $50.7 million. In May 2017, we issued and sold shares of Series G redeemable convertible preferred stock, which resulted in the conversion of the convertible promissory notes into either shares of our common stock or shares of our Series G’ Stock. See Note 5—Redeemable Convertible Preferred Stock for a description of the Series G Stock financing that resulted in the conversion of the convertible promissory notes.
The redemption features included in the terms of the convertible promissory notes were determined to be derivative liabilities as a result of a significant discount within the redemption features for the note holders. Embedded derivatives that are not clearly and closely related to the host contract are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains (losses) on the host contract and derivative will be reflected in the consolidated statements of operations. We elected the fair value option for the convertible promissory notes and recognized losses from their initial measurement during the second and third quarters of 2016. Subsequent changes in fair value of the convertible promissory notes are included in change in fair value of convertible promissory notes on our condensed consolidated statements of operations. See Note 6—Fair Value Measurements for additional information regarding the valuation of the convertible promissory notes.

Paid-in-kind interest related to the convertible promissory notes is recognized in interest expense, net on our condensed consolidated statements of operations and totaled $1.2 million during the three months ended March 31, 2017.
Future Payments
Aggregate future payments of principal and interest due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt	Capital Leases	Total Debt
2018 (remainder of year)	$—	$18	$18
2019	59,365	20	59,385
2020	—	24	24
2021	—	13	13
Total principal payments	$59,365	$75	$59,440
Less unamortized debt issuance costs	(274)	—	(274)
Less unamortized debt discount	(615)	—	(615)
Total debt	$58,476	$75	$58,551

4.     STOCK-BASED COMPENSATION
In May 2017, our board of directors and stockholders approved an increase in the total number of shares of common stock issuable under our 2008 Stock Plan ("2008 Plan") from 3,120,000 to 3,495,000 shares. In January 2018, our board of directors and stockholders approved an increase in the total number of shares of common stock issuable under our 2008 Plan to 4,020,000 shares.
Our board of directors has adopted and our stockholders have approved our 2018 Equity Incentive Plan ("2018 Plan"). Our 2018 Plan became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective. We do not expect to grant any additional awards under the 2008 Stock Plan. Any awards granted under the 2008 Plan will remain subject to the terms of our 2008 Plan and applicable award agreements.
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
The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2018 Plan provides for the grant of performance cash awards.
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2018
Delivery costs	$41	$85
Sales and marketing expense	344	943
Research and development expense	171	470
General and administration expense	427	1,402
Total stock-based compensation expense	$983	$2,900

Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. A summary of common stock option activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price
Options outstanding — December 31, 2016	2,137	$15.00
Granted	124	11.81
Exercised	(76)	3.57
Forfeited	(9)	20.59
Cancelled	(6)	14.21
Options outstanding — March 31, 2017	2,170	$15.20

	Shares	Weighted-Average Exercise Price
Options outstanding — December 31, 2017	2,514	$18.42
Granted	29	24.24
Exercised	(26)	4.22
Forfeited	(103)	25.65
Cancelled	(35)	15.88
Options outstanding — March 31, 2018	2,379	$18.37
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2017 and 2018 was $7.32 and $10.00. respectively. The total fair value of options vested during the three months ended March 31, 2017 and 2018 was approximately $0.6 million and $1.2 million, respectively. As of March 31, 2018, $10.4 million of unrecognized compensation expense related to unvested options will be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
A summary of restricted stock unit activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested — December 31, 2017	—	$—
Granted	1,210	20.80
Vested	—	—
Forfeited	(2)	16.80
Unvested — March 31, 2018	1,208	$20.81
During the first quarter of 2018, we granted 335,562 restricted stock units ("RSUs") to employees and our non-employee directors, which have annual vesting periods ranging from one to four years.

We also granted two separate tranches of performance-based restricted share units ("PSUs") to receive 437,500 shares of common stock to employees. The vesting of the PSUs was contingent upon the completion of our IPO and includes other performance-based conditions. The performance condition in the first tranche will be satisfied if we attain 70.0 million of FI monthly active users ("FI MAUs") within three years of the grant date. The performance condition in the second tranche will be satisfied if we attain 85.0 million of FI MAUs within five years of the grant date. FI MAUs is a performance metric defined within "Management's Discussion and Analysis of Financial Condition and Results of Operations."
As of March 31, 2018, there was approximately $24.3 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 4.3 years.
During the second quarter of 2018, we granted 32,070 RSUs to employees, which have annual vesting periods of four years. The unamortized stock-based compensation expense related to these RSUs is $0.5 million, which will be recognized as stock-based compensation expense over the vesting periods of the awards.
Restricted Securities Units
During 2016, we granted $1.0 million of restricted securities units to certain executives in lieu of cash bonuses. Upon issuance, the restricted securities units were indexed to the convertible promissory notes. As a result of the Series G Stock financing, the restricted securities units became indexed to our Series G’ Stock on the same terms as the Series G’ Stock issued upon conversion of the convertible promissory notes. Upon the completion of our IPO in February 2018, the restricted securities units became indexed to our common stock.
Vesting requirements include both a service-based condition and a performance-based condition. The service-based condition requires each recipient to remain employed until the earlier of i) the date 6 months from the restricted securities unit grant date, ii) the date of a qualified liquidity event, or iii) date of termination without cause. The performance-based condition requires a sale of the Company or IPO event within a fixed period of time not more than 5 years from the restricted securities units grant date. The restricted securities units are considered liability classified awards, but due to the performance condition relating to sale of the Company or IPO, no compensation cost was recognized until one of these events occured. These warrants vested upon the completion of our IPO in February 2018 resulting in a non-cash expense of $0.5 million.
Employee Stock Purchase Plan
Our board of directors has adopted and our stockholders have approved our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective and enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. No shares of common stock have been purchased under the 2018 ESPP as the initial offering period has not yet ended.
The maximum number of shares of our common stock that may be issued under our 2018 ESPP is 375,000 shares. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our 2018 ESPP.
5.     REDEEMABLE CONVERTIBLE PREFERRED STOCK
Upon the consummation of our IPO, all of the outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock. See Note 1—Overview of Business and Basis of Presentation for additional information regarding our IPO.

A summary of the change in carrying amount of the outstanding redeemable convertible preferred stock is as follows (in thousands):

	Series G’ Stock		Series G Stock
	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,295	$44,672	346	$5,110
Accretion of redeemable convertible preferred stock	—	—	—	108
Conversion of preferred stock to common stock	(1,295)	(44,672)	(346)	(5,218)
Balance — March 31, 2018	—	$—	—	$—

	Series F-R Stock		Series E-R Stock		Series D-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,199	$58,449	795	$29,972	1,396	$32,728
Accretion of redeemable convertible preferred stock	—	38	—	1	—	7
Conversion of preferred stock to common stock	(1,199)	(58,487)	(795)	(29,973)	(1,396)	(32,735)
Balance — March 31, 2018	—	$—	—	$—	—	$—

	Series C-R Stock		Series B-R Stock		Series A-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,508	$18,366	2,247	$5,288	1,857	$1,852
Accretion of redeemable convertible preferred stock	—	3	—	—	—	—
Conversion of preferred stock to common stock	(1,508)	(18,369)	(2,247)	(5,288)	(1,857)	(1,852)
Balance — March 31, 2018	—	$—	—	$—	—	$—
During the second quarter of 2016, we issued convertible promissory notes to our founders and the existing holders of our redeemable convertible preferred stock. Shares of redeemable convertible preferred stock held by investors that participated in the financing were exchanged for shares of replacement preferred stock. These replacement shares have rights and preferences equal to their corresponding original series and are designated as Series A-R Stock, Series B-R Stock, Series C-R Stock, Series D-R Stock, Series E-R Stock and Series F-R Stock. Shares of redeemable convertible preferred stock held by investors that did not participate in the financing were converted to common stock.
In February 2017, we amended and restated our certificate of incorporation reducing the authorized number of shares of our redeemable convertible preferred stock to 82,683,212 and cancelled Series A Stock, Series B Stock, Series C Stock, Series D Stock, Series E Stock and Series F Stock. Pursuant to our convertible promissory note financing, these series of preferred stock were either exchanged for shares of replacement preferred stock with rights and preferences equal to their corresponding original series or converted to common stock.
Series G Stock Financing
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
Conversion of Convertible Promissory Notes into Series G’ Stock
In connection with the Series G Stock financing in May 2017, certain convertible promissory notes converted into 1,295,746 shares of Series G’ redeemable convertible preferred stock, par value $0.0001 per share (“Series G’ Stock”), at a price per share of $2.758.

Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing, we issued warrants to purchase an aggregate of number of shares of common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants vest and become exercisable and the denominator of which is such volume weighted average closing price, which warrants will become vested and exercisable upon the earlier to occur of the date (i) August 8, 2018, which is 180 days following the date of our IPO and (ii) 10 days prior to a sale of our company, at an exercise price of $0.0004 per share. See Note 6—Fair Value Measurements, for additional information regarding the valuation of the warrants issued in connection with the Series G Stock financing.
Beneficial conversion feature
The aggregate proceeds of $11.9 million from the Series G Stock financing were first allocated to the warrants to purchase shares of our common stock, which qualify as liabilities under ASC 480 and are recorded at fair value, with the residual value of $4.5 million allocated to our Series G Stock. As a result of this allocation, Series G Stock was determined to contain a beneficial conversion feature with an intrinsic value of $6.1 million. The amount assigned to the beneficial conversion feature was limited to the $4.5 million residual value allocated to Series G Stock and is classified as a component of additional paid-in capital. During the second quarter of 2017, we recorded a deemed dividend of $4.5 million related to the beneficial conversion feature, which is reflected below net loss to arrive at net loss available to common stockholders.
6.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table summarizes our liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrants	$—	$—	$2,285	$2,285
Common stock warrants	—	—	7,945	7,945
Convertible promissory notes	—	—	—	—
Total liabilities	$—	$—	$10,230	$10,230

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrants	$—	$—	$—	$—
Common stock warrants	—	—	17,666	17,666
Convertible promissory notes	—	—	—	—
Total liabilities	$—	$—	$17,666	$17,666
Instruments Recorded at Fair Value Using Level 3 Inputs
Our redeemable convertible preferred stock warrants, common stock warrants issued in connection with the Series G Stock financing and our convertible promissory notes are measured and recorded at fair value on a recurring basis using Level 3 inputs. The table below provides a roll forward of the changes in fair value of Level 3 financial instruments (in thousands):

	Preferred Stock Warrants	Common Stock Warrants	Convertible Promissory Notes
Balance at December 31, 2016	$2,197	$—	$72,332
Accrued interest on convertible promissory notes	—	—	1,246
Changes in fair value	327	—	2,606
Balance at March 31, 2017	$2,524	$—	$76,184

	Preferred Stock Warrants	Common Stock Warrants	Convertible Promissory Notes
Balance at December 31, 2017	$2,285	$7,945	$—
Changes in fair value	(549)	9,721	—
Conversion of preferred stock warrants to common stock warrants	(1,736)	—	—
Balance at March 31, 2018	$—	$17,666	$—
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
The market approach estimates the fair value of a company by applying market multiples of comparable publicly traded companies in a similar line of business. The market multiples are based on relevant metrics implied by the price that investors have paid for the equity of publicly traded companies. Given our significant focus on investing in and growing our business, we primarily utilized the forward-looking revenue multiple when performing valuation assessments under the market approach and considered both trading and transaction multiples. When considering which companies to include as our comparable industry peer companies, we focused on U.S.-based publicly traded companies that were broadly comparable to us based on consideration of industry, market and line of business. From the comparable companies, a representative market value multiple was determined and applied to our operating results to estimate the value of our company. The market value multiple was determined based on consideration of multiples of revenue to each of the comparable companies’ historical and forecasted revenue. In addition, the market approach considers IPO and merger and acquisition transactions involving companies similar to the company’s business being valued. Multiples of revenue are calculated for these transactions and then applied to the business being valued, after reduction by an appropriate discount.
Once an equity value was determined, we utilized the option pricing method ("OPM"), or probability-weighted expected return method (“PWERM”) to allocate the overall value of equity to the various share classes. The OPM was used in valuations as of and for dates prior to December 31, 2016 and the PWERM was used in all subsequent valuations. The OPM treats common stock and convertible preferred stock as call options on a company’s enterprise value with exercise prices based on the liquidation preferences of the convertible preferred stock. Under this method, the common stock only has value if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of an assumed liquidity event. The value assigned to the common stock is the remaining value after the convertible preferred stock is liquidated. The OPM prices the call option using the Black-Scholes model. The PWERM relies on a forward-looking analysis to predict the possible future value of a company. Under this method, discrete future outcomes, including an IPO and non-IPO scenarios, are weighted based on the estimated the probability of each scenario. The PWERM is used when discrete future outcomes can be predicted with reasonable certainty based on a probability distribution. We relied on the PWERM to allocate the value of equity under a liquidity scenario. The projected equity value relied upon in the PWERM scenario was based on (i) guideline IPO transactions involving companies that were considered broadly comparable to us and (ii) our expectation of the pre-money valuation that we needed to achieve to consider an IPO as a viable exit strategy.

The following table summarizes key assumptions used in the PWERM for estimating the fair value of our redeemable convertible preferred stock warrant liability and convertible promissory notes:

March 31, 2017
Cost of debt applicable to convertible promissory notes	10%
Cost of equity applicable to convertible promissory notes	22%
Weighted-average cost of capital applicable to preferred stock warrants	23%
Discount for lack of marketability	7% to 11%
Volatility	53%
Risk-free interest rate	0.7% to 1.2%
Preferred Stock Warrants
A summary of our preferred stock warrants is as follows (in thousands, except per share amounts):

Preferred Series	Grant date	Expiration date	Exercise price	December 31, 2017	March 31, 2018
Series B-R	2/26/2010	2/25/2020	$2.36	59	—
Series D-R	9/21/2012	9/20/2022	$23.64	38	—
Series D-R	9/21/2012	9/20/2022	$23.64	13	—
Total				110	—
The fair value of the warrants to purchase Series B-R Stock and Series D-R Stock decreased from $26.80 per share and $13.63 per share on December 31, 2017 to $20.18 per share and $10.57 per share on February 8, 2018, respectively, the date at which they converted to warrants to purchase shares of our common stock and were reclassified to additional paid-in capital on our condensed consolidated balance sheet. The decrease in the fair value of the warrants to purchase Series B-R Stock and Series D-R Stock primarily resulted from the timing of future potential liquidity events, changes to our forecasted financial results and changes in the valuation of comparable companies.
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing, we issued warrants to purchase an aggregate number of shares of common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants vest and become exercisable and the denominator of which is such volume weighted average closing price, which warrants will become vested and exercisable upon the earlier to occur of the date (i) August, 8, 2018, which is 180 days following the date of our IPO and (ii) 10 days prior to a sale of our company, at an exercise price of $0.0004 per share.
To determine the fair value of our common stock warrant liability issued in connection with our Series G Stock financing, we utilized a Monte Carlo simulation, which allows for the modeling of complex securities and evaluates many possible outcomes to forecast the stock price of the company post-IPO. As part of the valuation, we considered various scenarios related to the pricing, timing and probability of an IPO. We applied an annual equity volatility of 59% and a discount for lack of marketability of 11% to arrive at a valuation of $7.5 million on the issuance date.
Subsequent to our IPO, the fair value of the common stock warrant liability is estimated based on the fair market value of our common stock at each reporting period, discounted from the date of settlement, which is expected to be 180 days following the date of our IPO. The valuation as of March 31, 2018 was determined to be $17.7 million. As a result, during the three months ended March 31, 2018, we recorded a non-cash loss of $9.7 million related to the change in fair value of our common stock warrant liability.

Convertible Promissory Notes
The redemption features included in the terms of the convertible promissory notes were determined to be derivative liabilities due to a significant discount within the redemption features for the note holders. Embedded derivatives that are not clearly and closely related to the host contract are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains (losses) on the host contract and derivative will be reflected in the consolidated statements of operations. We elected the fair value option for the convertible promissory notes, therefore direct costs and fees associated with the issuance were recognized in earnings as incurred and were not deferred.
To determine the fair value of our convertible promissory notes through their conversion in May 2017, we utilized key assumptions from the PWERM, as shown above. Under this method, we considered the redemption features of the convertible promissory notes to determine the fair value under discrete future outcomes, including IPO and non-IPO scenarios. Under certain non-IPO scenarios, holders of the convertible promissory notes will receive two times preference on the outstanding principal amount. We weighted the fair values based on the estimated probability of each scenario to determine the overall fair value of the convertible promissory notes as of the balance sheet date.
See Note 5—Redeemable Convertible Preferred Stock for a description of the Series G Stock financing in May 2017 that resulted in the conversion of the convertible promissory notes into shares of our Series G’ Stock.
Performance-based Warrants Issued to FIS
In May 2013, we granted 10-year performance-based warrants to purchase up to 644,365 shares of Series E Stock at an exercise price of $23.64 per share. Since FIS did not participate in the convertible promissory note financing, their warrants to purchase preferred stock were converted to warrants to purchase common stock. The warrants vested upon the completion of our IPO in February 2018 resulting in a non-cash expense of $2.5 million. We determined the fair value of these common warrants on the date of IPO using the Black-Scholes option pricing model, which is affected by the fair value of our common stock as well as the following significant inputs:

Performance-based warrants (vested upon IPO)
Weighted-average grant date fair value	$3.91
Significant inputs:
Value of common stock	$13.00
Expected term	5.3 years
Volatility	50%
Risk-free interest rate	2.0%
Dividend yield	—%
7.     RELATED PARTIES
Series G / Series G’
In May 2017, we issued and sold, for aggregate consideration of $11.9 million, an aggregate of 346,334 shares of our Series G Stock and warrants to purchase shares of our common stock. In connection with the issuance of our Series G Stock, the principal and accrued interest under the convertible promissory notes converted into an aggregate of 1,295,746 shares of our Series G’ redeemable convertible preferred stock and 801,329 shares of our common stock. The following table summarizes the participation in the foregoing transactions by our directors, executive officers and holders of more than 5% of any class of our capital stock as of the date of such transactions (in thousands):

Related Party	Shares of Series G Preferred Stock	Shares of Series G’ Preferred Stock	Shares of Common Stock	Warrants to Purchase Common Stock
Entities affiliated with Aimia, Inc.(1)	—	382	801	—
Entities affiliated with Polaris Venture Partners(2)	29	212	—	(6)
Canaan VIII L.P.(3)	54	260	—	(6)
Entities affiliated with Discovery Capital(4)	—	106	—	—
Scott D. Grimes	—	26	—	—
Lynne M. Laube	—	14	—	—
Entities affiliated with Mark A. Johnson(5)	35	15	—	(6)
John Klinck	6	—	—	(6)
David Adams	3	—	—	(6)

(1)
Consists of 159,207 shares of Series G’ redeemable convertible preferred stock issued to Aeroplan Holdings Europe Sàrl, 223,020 shares of Series G’ redeemable convertible preferred stock issued to Aimia EMEA Limited and 801,329 shares of common stock issued to Aimia EMEA Limited.

(2)
Consists of 27,988 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners V, L.P. (“PVP V”), 205,020 shares of Series G’ redeemable convertible preferred stock issued to PVP V, 545 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Entrepreneurs’ Fund V, L.L. (“PVP EF V”), 3,995 shares of Series G’ redeemable convertible preferred stock issued to PVP EF V, 191 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Founders’ Fund V, L.P. (“PVP FF V”), 1,404 shares of Series G’ redeemable convertible preferred stock issued to PVP FF V, 280 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVP SFF V”) and 2,050 shares of Series G’ redeemable convertible preferred stock issued to PVP SFF V. Polaris Venture Management Co. V, L.L.C. is a general partner of each of PVP V, PVP EF V, PVP FF V and PVP SFF V and may be deemed to have the sole voting and dispositive power over the shares held by PVP V, PVP EF V, PVP FF V and PVP SFF V. Bryce Youngren, a member of our board of directors, is a Managing Partner of Polaris Partners and may be deemed to share voting and dispositive power over the shares held by PVP V, PVP EF V, PVP FF V and PVP SFF V.

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

(6)
The maximum number of shares issuable to each investor upon the exercise of such warrants is equal to the number of shares of Series G redeemable convertible preferred stock set forth opposite such investor’s name in the table above. The actual number of shares issuable to each investor upon the exercise of such warrants is equal to the product obtained by multiplying the number of shares of Series G redeemable convertible preferred stock set forth opposite such investor’s name in the table above by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants become exercisable and the denominator of which is such volume weighted average closing price.

Agreements with Fidelity Information Services, LLC
We are party to a reseller agreement with Fidelity Information Services LLC (“FIS”). Pursuant to the reseller agreement, FIS markets and sells our services to financial institutions that are current or potential customers of FIS in exchange for a revenue share percentage. We are also obligated to make milestone payments to FIS related to the integration and deployment of our solutions. See Note 8—Commitments and Contingencies for additional information. Prior to our IPO, FIS was entitled to elect a member of our board of directors, who was Robert Legters until his resignation immediately prior to our IPO in February 2018.

In May 2013, FIS purchased 397,515 shares of our Series E Stock. We also granted 10-year performance-based warrants to purchase up to 644,365 shares of Series E Stock at an exercise price of $23.64 per share. The warrants were exercisable subject to the attainment of certain milestones related to the number of active accounts for which our solutions have been enabled with accelerated vesting upon an IPO. Since FIS did not participate in the convertible promissory note financing, their warrants to purchase preferred stock were converted to warrants to purchase common stock. The warrants vested upon the completion of our IPO in February 2018, resulting in a non-cash expense of $2.5 million based on the vesting-date fair value of our common stock underlying these warrants. Since the performance conditions were directly related to revenue-producing activities, we recognized this expense in FI Share and other third-party costs on our condensed consolidated statement of operations. This expense is presented in other non-cash expenses on our condensed consolidated statement of statement of cash flows. See Note 6—Fair Value Measurements for additional information regarding the valuation of the performance-based warrants issued to FIS.
8.     COMMITMENTS AND CONTINGENCIES
FI Implementation Costs
Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to FI partners are included in deferred FI implementation costs on our condensed consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in FI Share and other third-party costs on our condensed consolidated statements of operations. Certain of these agreements provide for future reductions in FI Share due to the FI partner. These reductions in FI Share are recorded as a reduction to deferred implementation costs and also result in a cumulative adjustment to accumulated amortization. Reductions to FI Share in 2018 and 2019 are expected to total $5.4 million and $4.6 million, respectively. Unearned amounts not yet paid to FI partners totaled $9.0 million as of March 31, 2018.
The following table presents changes in deferred FI implementation costs (in thousands):

	Three Months Ended March 31,
	2017	2018
Beginning balance	$8,451	$13,625
Deferred costs	—	250
Recoveries through FI Share, net of accumulated amortization	(963)	(1,344)
Amortization	(391)	(412)
Ending balance	$7,097	$12,119
During the first quarter of 2017, we incurred $1.5 million of expense related to an expected shortfall in meeting a 2017 minimum FI Share commitment recorded in FI Share and other third-party costs on our consolidated statement of operations. In the third quarter of 2017, we amended the agreement with the FI partner and removed the 2017 minimum FI Share commitment, resulting in a reversal of our accrued shortfall recorded as of June 30, 2017.
We have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of March 31, 2018.

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
9.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2017 and 2018 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	March 31,
	2017	2018
Redeemable convertible preferred stock:
Series A-R	1,857	—
Series B-R	2,247	—
Series C-R	1,508	—
Series D-R	1,396	—
Series E-R	795	—
Series F-R	1,198	—
Series G	—	—
Series G’	—	—
Common stock options	2,170	2,379
Common stock warrants	1,227	927
Common stock warrants issuable pursuant to Series G Stock financing	—	1,286
Redeemable convertible preferred stock warrants	110	—
Restricted stock units	—	1,208
Restricted securities units	47	—
Convertible promissory notes	2,432	—
Common stock issuable pursuant to the ESPP	—	36
10.     SEGMENTS
We have three operating segments: our Cardlytics Direct solutions in the United States and United Kingdom and Other Platform Solutions, as determined by the information that both our Chief Executive Officer and President and Chief Operating Officer, who we consider our chief operating decision makers, use to make strategic goals and operating decisions. Our Cardlytics Direct operating segments in the United States and United Kingdom represent our proprietary native bank advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Our Other Platform Solutions segment represents solutions that enable marketers and marketing service providers to leverage the power of purchase intelligence across all of their marketing investments.

Revenues can be directly attributable to each segment. With the exception of non-cash equity expense and the amortization and impairment of deferred FI implementation costs, FI Share is also directly attributable to each segment. Our chief operating decision makers allocate resources to, and evaluate the performance of, our operating segments based on revenue and adjusted contribution. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies.
Subsequent to March 31, 2018, we began a strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct. At this time, we have not yet determined what impact this strategic change will have on our reportable segment structure.
The following table provides information regarding our reportable segments (in thousands):

	Three Months Ended March 31,
	2017	2018
Cardlytics Direct:
Adjusted contribution	$9,440	$14,222
Plus: FI Share and other third-party costs (1)	15,014	17,899
Revenue	$24,454	$32,121
Other Platform Solutions:
Adjusted contribution	$1,155	$2
Plus: FI Share and other third-party costs (1)	1,272	590
Revenue	$2,427	$592
Total:
Adjusted contribution	$10,595	$14,224
Plus: FI Share and other third-party costs (1)	16,286	18,489
Revenue	$26,881	$32,713

(1)
FI Share and other third party costs presented above excludes non-cash equity expense and amortization and impairment of deferred FI implementation costs, which are detailed below in our reconciliation of loss before income taxes to adjusted contribution.

Adjusted Contribution
Adjusted contribution represents our revenue less FI Share and other third-party costs excluding non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs. During the first quarter of 2018, we refined our definition of adjusted contribution used by our chief operating decision maker to exclude the impact of non-cash charges related to the issuance of equity to our FI partners and the impact of amortization and impairment of deferred FI implementation costs. We believe these changes are warranted and appropriate since these investments are expected to yield meaningful long-term relationships with our FI partners and provide incentive for our FI partners to invest in the user interfaces that complement our platform. We have recast all historical disclosures of adjusted contribution for the periods presented.

The following table presents a reconciliation of loss before income taxes presented in accordance with U.S. GAAP to adjusted contribution (in thousands):

	Three Months Ended March 31,
	2017	2018
Adjusted contribution	$10,595	$14,224
Minus:
Non-cash equity expense included in FI Share	—	2,519
Amortization of deferred FI implementation costs	391	412
Delivery costs	1,553	1,943
Sales and marketing expense	7,232	8,216
Research and development expense	3,013	3,459
General and administration expense	4,689	6,582
Depreciation and amortization expense	765	910
Total other expense	5,415	10,238
Loss before income taxes	$(12,463)	$(20,055)
The following table provides geographical information (in thousands):

	Three Months Ended March 31,
	2017	2018
Revenue:
United States	$24,685	$28,987
United Kingdom	2,196	3,726
Total	$26,881	$32,713

	December 31, 2017	March 31, 2018
Property and equipment:
United States	$6,813	$6,904
United Kingdom	506	459
Total	$7,319	$7,363
Capital expenditures within the United Kingdom was $0.3 million during the three months ended March 31, 2017 and less than $0.1 million during the three months ended March 31, 2018.
11.     SUBSEQUENT EVENTS
We evaluated subsequent events for recognition and measurement purposes through May 10, 2018, the date that the condensed consolidated financial statements were issued.
On May 3, 2018 and May 7, 2018, respectively, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the “Agreement”) with JPMorgan Chase Bank, National Association (“Chase”), pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Chase customers. Under the Agreement, we will provide Chase with access to Cardlytics Direct for an initial term beginning on the date Cardlytics Direct is made generally available to Chase’s customers and ending seven years from that date. Chase may terminate the Agreement at any time upon 90 days’ written notice. We will share billings that it generates from the sale of advertising within the Chase digital channels with Chase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K, filed with the SEC on March 19, 2018.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Cardlytics makes marketing more relevant and measurable through our purchase intelligence platform. Our partnerships with financial institutions ("FIs") provide us with access to their anonymized purchase data and online banking customers. By applying advanced analytics to this purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We are a partner to more than 2,000 FIs, including Bank of America, National Association ("Bank of America"); PNC Bank National Association ("PNC"); Branch Banking and Trust Company ; SunTrust Banks, Inc.; Lloyds TSB Bank plc; Santander UK plc; and several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Additionally, in the first quarter of 2018, we launched a pilot implementation of Cardlytics Direct with Wells Fargo & Company ("Wells Fargo"), directed at Wells Fargo customers located in Miami, Florida; Charlotte, North Carolina and San Francisco, California.
As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of monthly active users ("FI MAUs") contributed by any FI partner is indicative of our level of dependence on such FI partner. During the three months ended March 31, 2017 and 2018, our largest FI partner, Bank of America, contributed 52% and 51% of our total FI MAUs, respectively. Digital Insight Corporation, a subsidiary of NCR Corporation ("Digital Insight") contributed 11% of our total FI MAUs during both the three months ended March 31, 2017 and 2018, and PNC contributed 9% and 10% of our total FI MAUs, respectively.
We have experienced rapid growth in our revenue since inception. Revenue from sales of Cardlytics Direct, which excludes consumer incentives, was $24.5 million and $32.1 million for the three months ended March 31, 2017 and 2018, respectively, representing a growth rate of 31.4%. Net loss for the three months ended March 31, 2017 and 2018 totaled $12.5 million and $20.1 million, respectively. Our historical losses have been driven by our substantial investments in our platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. Our net loss for the three months ended March 31, 2017 includes a $2.9 million non-cash charge related to the change in fair value of our convertible promissory notes. Our net loss for the three months ended March 31, 2018 includes a $9.2 million non-cash charge related to the change in fair value of our warrant liabilities and a $2.5 million non-cash expense related to the vesting of warrants issued to an FI partner that accelerated upon our initial public offering ("IPO").
On May 3, 2018 and May 7, 2018, respectively, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the “Agreement”) with JPMorgan Chase Bank, National Association (“Chase”), pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Chase customers. Under the Agreement, we will provide Chase with access to Cardlytics Direct for an initial term beginning on the date Cardlytics Direct is made generally available to Chase’s customers and ending seven years from that date. Chase may terminate the Agreement at any time upon 90 days’ written notice. We will share billings that it generates from the sale of advertising within the Chase digital channels with Chase.

Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the issuance of our Series G redeemable convertible preferred stock, we issued warrants to purchase an aggregate number of shares of our common stock, which will be determined based on the volume weighted average closing price of our common stock from July 8, 2018 to August 7, 2018. Based on the price of our common stock as of March 31, 2018, the warrant would allow for the purchase of 1,285,948 shares of common stock at an exercise price of $0.0004 per share.
Reverse Stock Split
On January 26, 2018, our board of directors approved an amended and restated certificate of incorporation to (1) effect a reverse split on outstanding shares of our common stock and redeemable convertible preferred stock on a one-for-four basis (the “Reverse Stock Split”), (2) modify the threshold for automatic conversion of our preferred stock into shares of our common stock in connection with an initial public offering to eliminate the requirement of gross proceeds to the Company of not less than $70.0 million and (3) authorize us to issue up to 100,000,000 shares of common stock, $0.0001 par value per share and 25,000,000 shares of redeemable convertible preferred stock, $0.0001 par value per share (collectively, the “Charter Amendment”). The authorized shares and par values of our common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Charter Amendment was approved by the Company’s stockholders on January 26, 2018 and became effective upon the filing of the Charter Amendment with the State of Delaware on January 26, 2018. All issued and outstanding common stock and preferred stock and related share and per share amounts contained in these financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.
Our Business Model
Cardlytics Direct
Our Cardlytics Direct solution is our proprietary native bank advertising channel that enables marketers to reach consumers through their trusted and frequently visited online and mobile banking channels. Working with a marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful predictive analytics, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers. We have generated substantially all of our revenue from sales of Cardlytics Direct since inception.

We price Cardlytics Direct marketing in two primary ways: (1) Cost per Served Sale ("CPS") and (2) Cost per Redemption ("CPR"). We developed our pricing models with the needs of marketers in mind. Given our ability to measure the actual performance of Cardlytics Direct in driving sales, we are able to offer marketers performance-based pricing models where they only pay us based on actual sales influenced by marketing through our native bank channel. These pricing models are designed to ensure that marketers realize an actual return on their advertising spend with us.

•
CPS.  Our primary and fastest growing pricing model is CPS, which we created to meet the media buying preferences of marketers. We generate revenue by charging a percentage (the "CPS Rate") , of all purchases from the marketer by consumers (1) who are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby become eligible to earn the applicable Consumer Incentive. We set CPS Rates for marketers based on our expectation of the marketer’s return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of billings. However, if the amount of Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. This has occurred infrequently and has been immaterial in amount for each of the periods presented.

•
CPR.  Our initial pricing model is CPR, where marketers specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee (the "CPR Fee"), for each purchase that we generate. We generate revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR Fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign. The CPR Fee is either a percentage of qualifying purchases or a flat amount.

We pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs. We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of March 31, 2018.
Other Platform Solutions
We also generate revenue from our Other Platform Solutions offerings. Our Other Platform Solutions enable marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. For example, we use purchase intelligence to help marketers measure the impact of marketing campaigns outside of the Cardlytics Direct channel on in-store and online sales. To the extent that we use purchase intelligence derived from a specific FI customer’s anonymized purchase data in the delivery of our Other Platform Solutions, we pay the applicable FI an FI Share calculated based on the relative contribution of the data provided by the FI to the overall delivery of the solutions. In order to test the efficacy of our Other Platform Solutions, we historically used programmatic vendors to run marketing campaigns outside of the Cardlytics Direct channel, and thereby delivered our Other Platform Solutions primarily as a managed service. This allowed us to gain valuable expertise in leveraging our purchase intelligence outside the banking channel. With regard to delivery of our Other Platform Solutions as a managed service, we charged marketers a fee based on the number of impressions that we delivered for their marketing campaign, calculated on a cost per thousand impressions ("CPM") basis. For the three months ended March 31, 2017 and 2018, our Other Platform Solutions revenue was $2.4 million and $0.6 million, respectively. Revenue from Other Platform Solutions delivered as a managed service represented a significant majority of our total Other Platform Solutions revenue until it was discontinued on July 31, 2017.
Subsequent to March 31, 2018, we began a strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial revenue from Other Platform Solutions for the foreseeable future, and we expect our overall Other Platforms Solutions revenue to decline in future periods compared to prior periods. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct.
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

•
Ability to Innovate and Evolve Our Platform.  As we continue to grow our data asset and enhance our platform, we are developing new solutions and increasingly sophisticated analytical capabilities. Our future performance is significantly dependent on the investments that we make in our research and development efforts and in our ability to continue to innovate, improve functionality, and introduce new features and solutions that are compelling to our marketers and FIs. We intend to continue to invest in our platform, including by hiring top technical talent and focusing on innovation within our core technology.

Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our business metrics may be calculated in a manner different than similar business metrics used by other companies.

	Three Months Ended March 31,
	2017	2018
	(in thousands, except ARPU)
FI MAUs	51,914	58,684
ARPU	$0.47	$0.55
Adjusted contribution(1)	$10,595	$14,224
Adjusted EBITDA(1)	$(4,912)	$(3,076)

(1)
During the first quarter of 2017, adjusted contribution and adjusted EBITDA include the impact of a $1.5 million accrued expense related to an expected shortfall in meeting a minimum FI Share commitment. There was no corresponding accrued expense during the first quarter of 2018.

Monthly Active Users
We define FI monthly active users ("FI MAUs"), as customers or accounts of our FI partners that logged in and visited the online or mobile banking applications of, or opened an email from, our FI partners during a monthly period. We then calculate a monthly average of these FI MAUs for the periods presented. We believe that FI MAUs is an indicator of our and our FI partners’ ability to drive engagement with Cardlytics Direct and is reflective of the marketing base that we offer to marketers through Cardlytics Direct.
Average Revenue per User
We define average revenue per user ("ARPU"), as the total Cardlytics Direct revenue generated in the applicable period calculated in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), divided by the average number of FI MAUs in the applicable period. We believe that ARPU is an indicator of the value of our relationships with our FI partners with respect to Cardlytics Direct.

Adjusted Contribution
Adjusted contribution represents our revenue less our FI Share and other third-party costs excluding non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs. During the first quarter of 2018, we refined our definition of adjusted contribution to exclude the impact of non–cash charges related to the issuance of equity to our FI partners and the impact of amortization and impairment of deferred FI implementation costs. We believe these changes are warranted and appropriate since these investments are expected to yield meaningful long-term relationships with our FI partners and provide incentive for our FI partners to invest in the user interfaces that complement our platform. We have recast all historical disclosures of adjusted contribution for the periods presented.
We review adjusted contribution for internal management purposes and believe that the elimination of our primary cost of revenue, FI Share and other third-party costs, exclusive of exclusive of non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs, can provide a useful measure for period-to-period comparisons of our core business. More specifically, we report our revenue gross of FI Share and other third-party costs, but net of any Consumer Incentives that we pay to our FIs’ customers. Adjusted contribution is not a measure calculated in accordance with GAAP.
We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Nevertheless, our use of adjusted contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Other companies, including companies in our industry that have similar business arrangements, may address the impact of FI Share and other third-party costs differently. See note (10) to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further details on our adjusted contribution by segment. You should consider adjusted contribution alongside our other GAAP financial results.
The following table presents a reconciliation of adjusted contribution to revenue, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Revenue	$26,881	$32,713
Minus:
FI Share and other third-party costs(1)	16,286	18,489
Adjusted contribution(2)	$10,595	$14,224

(1)
FI Share and other third-party costs presented above excludes non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs, which are detailed below in our reconciliation of GAAP net loss to non-GAAP adjusted EBITDA.

(2)
During the first quarter of 2017, adjusted contribution includes the impact of a $1.5 million accrued expense related to an expected shortfall in meeting a minimum FI Share commitment. There was no corresponding accrued expense during the first quarter of 2018.

Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; change in fair value of warrant liabilities; change in fair value of convertible promissory notes; foreign currency (gain) loss; loss on extinguishment of debt; costs associated with financing events; restructuring costs; amortization and impairment of deferred FI implementation costs; termination of U.K. agreement expense; and non-cash equity expense recognized in FI Share. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include change in fair value of warrant liabilities, change in fair value of convertible promissory notes, foreign currency (gain) loss, amortization and impairment of FI implementation costs, depreciation and amortization expense, stock-based compensation expense and non-cash equity expense included in FI Share. Notably, any expense we accrue related to minimum FI Share commitments in connection with agreements with certain FI partners we do not add back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (2) adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation and equity instruments issued to our FI partners; (3) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us and (4) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our net loss and other GAAP financial results.
The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Net loss	$(12,463)	$(20,055)
Plus:
Interest expense, net	2,644	1,749
Depreciation and amortization expense	765	910
Stock-based compensation expense	983	2,900
Non-cash equity expense included in FI Share	—	2,519
Change in fair value of warrant liabilities	327	9,172
Change in fair value of convertible promissory notes	2,606	—
Foreign currency gain	(165)	(683)
Amortization and impairment of deferred FI implementation costs	391	412
Adjusted EBITDA(1)	$(4,912)	$(3,076)

(1)
During the first quarter of 2017, adjusted EBITDA includes the impact of a $1.5 million accrued expense related to an expected shortfall in meeting a minimum FI Share commitment. There was no corresponding accrued expense during the first quarter of 2018.

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
Cost and Expense
We classify our expenses into the following categories: FI Share and other third-party costs; delivery costs; sales and marketing expense; research and development expense; general and administrative expense; and depreciation and amortization expense.
FI Share and Other Third-Party Costs
FI Share and other third-party costs consist primarily of the FI Share that we pay our FI partners, media and data costs. FI Share and other third-party costs also include the amortization or impairment of deferred implementation costs incurred pursuant to our agreements with certain FI partners and any incremental costs due to FIs as part of revenue commitment arrangements, as well as non-cash expense that we may incur from time to time upon the vesting of warrants issued to FI partners. Warrants to purchase shares of common stock vested upon the completion of our IPO in February 2018, resulting in a non-cash expense of $2.5 million based on the vesting-date fair value of our common stock underlying these warrants. Since the performance conditions were directly related to revenue-producing activities, we recognized this non-cash expense in FI Share and other third-party costs on our condensed consolidated statement of operations. See note (6) to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for additional information regarding the valuation of the warrants that vested upon our IPO. We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of March 31, 2018.
Delivery Costs
Delivery costs consist primarily of personnel-related costs of our campaign, data operations and production support teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Delivery costs also include hosting facility costs, internally developed and purchased or licensed software costs, outsourcing costs and professional services costs. As we add data center capacity and support personnel in advance of anticipated growth, our delivery costs will increase in absolute dollars and if such anticipated revenue growth does not occur, our delivery costs as a percentage of revenue will be adversely affected.
Sales and Marketing Expense
Sales and marketing expense consists primarily of personnel costs of our sales and marketing employees, including salaries, benefits, bonuses, commissions, stock-based compensation and payroll taxes. Sales and marketing expense also includes professional fees, marketing programs such as trade shows, marketing materials, public relations, sponsorships and other brand building expenses, as well as outsourcing costs, travel and entertainment expenses and company funded consumer testing expenses for certain marketers that are not current customers. We expect that our sales and marketing expense will increase in absolute dollars as a result of hiring new sales representatives and as we invest to enhance our brand. Over time, we expect sales and marketing expenses will decline as a percentage of revenue.
Research and Development Expense
Research and development expense consists primarily of personnel costs of our research and development employees, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Research and development expense also includes outsourcing costs, software licensing costs, professional fees and travel expenses. We focus our research and development efforts on improving our solutions and developing new ones. We expect research and development expense to increase in absolute dollars as we continue to create new solutions and improve the functionality of our existing solutions.

General and Administrative Expense
General and administrative expense consist of personnel costs and related expenses for executive, finance, legal, compliance, information technology and human resources personnel, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. General and administrative expense also includes professional fees for external legal, accounting and consulting services, financing transaction costs, facilities costs such as rent and utilities, royalties, bad debt expense, travel expense, property taxes and franchise taxes. We expect that general and administrative expenses will increase on an absolute dollar basis but decrease as a percentage of revenue as we focus on processes, systems and controls to enable the our internal support functions to scale with the growth of our business. We also anticipate increases to general and administrative expenses as we incur the costs of compliance associated with being a publicly traded company, including audit and consulting fees, as well as increased costs for directors’ and officers’ liability insurance.
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
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents adjustments to the fair value of certain warrants to purchase either preferred or common stock based upon changes in the fair value of the underlying stock.
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
Income Taxes
We have generated losses before income taxes in the United States ("U.S."), United Kingdom ("U.K.") and most U.S. state income tax jurisdictions. We have generated historical net losses and recorded a full valuation allowance against our deferred tax assets. We expect to maintain a full valuation allowance in the near term. Due to our history of losses and our expectation of maintaining a full valuation allowance, we have not recorded an income tax provision or benefit during the periods presented. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Results of Operations
The following table sets forth our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2018
	(in thousands)
REVENUE	$26,881	$32,713
COSTS AND EXPENSES:
FI Share and other third-party costs	16,677	21,420
Delivery costs(1)	1,553	1,943
Sales and marketing expense(1)	7,232	8,216
Research and development expense(1)	3,013	3,459
General and administrative expense(1)	4,689	6,582
Depreciation and amortization expense	765	910
Total costs and expenses	33,929	42,530
OPERATING LOSS	(7,048)	(9,817)
OTHER INCOME (EXPENSE):
Interest expense, net	(2,644)	(1,749)
Change in fair value of warrant liabilities, net	(327)	(9,172)
Change in fair value of convertible promissory notes	(383)	—
Change in fair value of convertible promissory notes—related parties	(2,223)	—
Other income, net	162	683
Total other expense	(5,415)	(10,238)
LOSS BEFORE INCOME TAXES	(12,463)	(20,055)
INCOME TAX BENEFIT	—	—
NET LOSS	$(12,463)	$(20,055)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Delivery costs	$41	$85
Sales and marketing expense	344	943
Research and development expense	171	470
General and administrative expense	427	1,402
Total stock-based compensation expense	$983	$2,900

The following table sets forth our condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended March 31,*
	2017	2018
REVENUE	100%	100%
COSTS AND EXPENSES:
FI Share and other third-party costs	62	65
Delivery costs	6	6
Sales and marketing expense	27	25
Research and development expense	11	11
General and administration expense	17	20
Depreciation and amortization expense	3	3
Total costs and expenses	126	130
OPERATING LOSS	(26)	(30)
OTHER INCOME (EXPENSE):
Interest expense, net	(10)	(5)
Change in fair value of warrant liabilities	(1)	(28)
Change in fair value of convertible promissory notes	(1)	—
Change in fair value of convertible promissory notes—related parties	(8)	—
Other (expense) income, net	1	2
Total other expense	(20)	(31)
LOSS BEFORE INCOME TAXES	(46)	(61)
INCOME TAX BENEFIT	—	—
NET LOSS	(46)%	(61)%

*	Certain figures may not sum due to rounding.
Comparison of Three Months Ended March 31, 2017 and 2018
Revenue

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Revenue by solution:
Cardlytics Direct	$24,454	$32,121	$7,667	31%
Other Platform Solutions	2,427	592	(1,835)	(76)%
Total revenue	$26,881	$32,713	$5,832	22%
Revenue increased by $5.8 million primarily due to a $7.7 million increase in revenue generated from sales of our Cardlytics Direct solution, partially offset by a $1.8 million decrease in revenue generated from sales of our Other Platform Solutions. The increase in Cardlytics Direct revenue is comprised of a $0.6 million increase in sales to new marketers and a $7.1 million increase in sales to existing marketers. Revenue from Other Platform Solutions during the three months ended March 31, 2017 consisted substantially of revenue from sales of our Other Platform Solutions delivered as a managed service, which was discontinued as of July 31, 2017.

Costs and Expenses
FI Share and Other Third-Party Costs

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
FI Share and other third-party costs by solution:
Cardlytics Direct	$15,014	$17,899	$2,885	19%
Other Platform Solutions	1,272	590	(682)	(54)
Other components of FI Share and other third-party costs:
Non-cash equity expense included in FI Share	—	2,519	2,519	n/a
Amortization and impairment of deferred FI implementation costs	391	412	21	5%
Total FI Share and other third-party costs	$16,677	$21,420	$4,743	28%
% of revenue	62%	65%
FI Share and other third-party costs increased by $4.7 million primarily due to an increase in revenue from sales of Cardlytics Direct, offset by an accrued expense of $1.5 million recorded in the first quarter of 2017 related to an expected shortfall in meeting a minimum FI Share commitment that was reversed during the third quarter of 2017 when we amended the agreement with the FI partner and removed the commitment. Other Platform Solutions FI Share and other third-party costs decreased $0.7 million primarily due to a decline in media and data costs and FI Share as we discontinued delivering Other Platform Solutions as a managed service as of July 31, 2017.
Performance-based warrants issued to an FI partner vested upon completion of our IPO in February 2018, resulting in a non-cash expense of $2.5 million. See note (6) to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further for additional information regarding the valuation of the warrants that vested upon our IPO.
Delivery Costs

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Delivery costs	$1,553	$1,943	$390	25%
% of revenue	6%	6%
Delivery costs increased by $0.4 million primarily due to an increase in personnel costs associated with additional headcount to deliver Cardlytics Direct campaigns.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Sales and marketing expense	$7,232	$8,216	$984	14%
% of revenue	27%	25%
Sales and marketing expense increased by $1.0 million primarily due to a $0.6 million increase in stock-based compensation expense, a $0.4 million increase in personnel costs and a $0.1 million increase in event sponsorship costs, partially offset by a $0.1 million decrease in professional fees.

Research and Development Expense

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Research and development expense	$3,013	$3,459	$446	15%
% of revenue	11%	11%
Research and development expense increased by $0.4 million primarily due to a $0.6 million increase in stock-based compensation expense and a $0.3 million increase in personnel costs associated with higher research and development headcount, partially offset by a $0.2 million decrease in outsourcing costs.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
General and administration expense	$4,689	$6,582	$1,893	40%
% of revenue	17%	20%
General and administrative expense increased by $1.9 million primarily due to a $1.0 million increase in stock-based compensation expense, a $0.4 million increase in personnel costs associated with higher general and administrative headcount, a $0.2 million increase in incentive compensation and increases in travel costs, insurance premiums and recruiting costs.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Depreciation and amortization expense	$765	$910	$145	19%
% of revenue	17%	20%
Depreciation and amortization expense increased by $0.1 million due to our suspension of efforts to obtain certain patents, resulting in the write off of deferred patent costs during the three months ended March 31, 2018.
Interest Expense, Net

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Interest expense, net	$(2,644)	$(1,749)	$895	(34)%
% of revenue	(10)%	(5)%
Interest expense, net decreased $0.9 million primarily due to the conversion of our convertible promissory notes into shares of our redeemable convertible preferred stock in May 2017.

Change in Fair Value of Warrant Liabilities

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Change in fair value of warrant liabilities	$(327)	$(9,172)	$(8,845)	2,705%
% of revenue	(1)%	(28)%
Change in fair value of warrant liabilities decreased $8.8 million due to a decrease in the value of our redeemable convertible preferred stock and common stock. Refer to note (6) to our condensed consolidated financial statements for additional information regarding the valuation of our warrant liabilities.
Change in Fair Value of Convertible Promissory Notes

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes	$(383)	$—	$383	(100)%
% of revenue	(1)%	—%
Change in fair value of convertible promissory notes reflects the change in the value of our convertible promissory notes, which was driven by periodic valuations. In May 2017, these convertible promissory notes converted into shares of our redeemable convertible preferred stock.
Change in Fair Value of Convertible Promissory Notes—Related Parties

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes—related parties	$(2,223)	$—	$2,223	(100)%
% of revenue	(8)%	—%
Change in fair value of convertible promissory notes reflects the change in the value of our convertible promissory notes, which was driven by periodic valuations. In May 2017, these convertible promissory notes converted into shares of our redeemable convertible preferred stock.
Other (Expense) Income, Net

	Three Months Ended March 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Other (expense) income, net	$162	$683	$521	322%
% of revenue	1%	2%
Other (expense) income, net increased by $0.5 million primarily due to an increase in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	December 31, 2017	March 31, 2018
Cash and cash equivalents	$21,262	$89,785
Accounts receivable, net	48,348	39,907
Working capital	32,490	55,297
We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2018 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.
Through March 31, 2018, we have incurred accumulated net losses of $288.5 million since inception, including losses of $12.5 million and $20.1 million for the three months ended March 31, 2017 and 2018, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, our initial public offering of our common stock as well as lines of credit and term loans. Through March 31, 2018, we have received net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $66.1 million from our initial public offering. Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.
As of March 31, 2018, we had $89.8 million in cash and cash equivalents and $4.9 million of available borrowings under our Line of Credit. As of March 31, 2018, we had $2.9 million in cash and cash equivalents in the U.K. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds. As of March 31, 2018, we had $25.6 million outstanding under our Line of Credit and $33.7 million outstanding under our Term Loan.
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
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Cash and cash equivalents at beginning of period	$22,968	$21,262
Net cash used in operating activities	(5,824)	(90)
Net cash used in investing activities	(402)	(794)
Net cash from financing activities	7,565	69,232
Effect of exchange rates on cash and cash equivalents	46	175
Cash and cash equivalents at end of period	$24,353	$89,785

Sources of Funds
Initial Public Offering
On February 13, 2018, we closed our initial public offering (“IPO”), in which we issued and sold 5,400,000 shares of common stock at a public offering price of $13.00 per share, resulting in gross proceeds of $70.2 million. On February 14, 2018, pursuant to the underwriters’ partial exercise of their over-allotment option to purchase up to an additional 810,000 shares from us, we issued and sold an additional 421,355 shares of our common stock, resulting in additional gross proceeds to us of $5.5 million. In total, we issued 5,821,355 shares of common stock and raised $75.7 million in gross proceeds, or $66.1 million in net proceeds after deducting underwriting discounts and commissions of $5.3 million and offering costs of $4.3 million.
Loan and Security Agreements and Term Loans
In July 2016, we entered into a credit agreement, or the Term Loan, for a term loan with National Electrical Benefit Fund as lender, or the Lender, and Columbia Partners, L.L.C as investment manager. The Term Loan is secured by substantially all of our assets and carries a fixed interest rate equal to (1) 13.25%, of which 3% is payable in cash and the remaining 10.25% is payable in-kind, (2) 12.75%, subsequent to an IPO with gross proceeds of at least $75.0 million, of which 3% is payable in cash and the remaining 9.75% is payable in-kind or (3) 11.25%, if our adjusted EBITDA for the four most recent trailing fiscal quarters then-ended is greater than $1.0 million and we are not in an event of default, of which 3% is payable in cash and the remaining 8.25% is payable in-kind. The Term Loan expires in July 2019.
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
Pursuant to the Term Loan, we granted National Electrical Benefit Fund a warrant to purchase 97,125 shares of our common stock at a price per share of $20.00. We also issued to National Electrical Benefit Fund an unsecured convertible promissory note in an aggregate principal amount of $6.0 million, at an interest rate of 10% per year, compounded annually. This unsecured convertible promissory note was issued under the same terms as the promissory notes issued to our founders and the existing holders of our redeemable convertible preferred stock.
In April 2017, we amended our Term Loan to remove the acceleration of our repayment upon an initial public offering and reduce the interest rate by 0.5% subsequent to an initial public offering. In June 2017, we amended and restated our Term Loan to permit us to borrow an additional $5.0 million. In connection with this amendment, we issued National Electrical Benefit Fund warrants to purchase up to an aggregate of 17,500 shares of common stock at a price per share of $27.68.
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
The Line of Credit contains customary affirmative and negative covenants, including restrictions on mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and restrictions on payments of dividends. The Line of Credit also requires us to maintain a total cash balance plus liquidity under the line of credit of not less than $5.0 million. The Line of Credit also contains a moving minimum trailing twelve month revenue covenant, which was $123.3 million for the period ended March 31, 2018. The Line of Credit contains customary event of default provisions, including in the event of a material adverse change, the occurrence of which would allow the lenders to cease making advances and accelerate repayment of all the then outstanding amounts. We were in compliance with all covenants as of March 31, 2018.

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
Our cash flows from operations also vary from quarter to quarter due to the seasonal nature of our marketers’ advertising spending. Many marketers tend to devote a significant portion of their marketing budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and to reduce spend in the first quarter of the calendar year. Any lag between the timing of our payment of Consumer Incentives and our receipt of payment from marketers and their agencies can exacerbate our need for working capital during the first quarter of the calendar year.
Operating Activities
Cash used in operating activities is primarily driven by our operating losses. We expect that we will continue to use cash from operating activities in 2018 as we invest in our business.
Operating activities used less than $0.1 million of cash in the three months ended March 31, 2018, which reflected growth in revenue from new customers, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $20.1 million, partially offset by $16.8 million of non-cash charges and a $3.1 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, the change in fair value of our warrant liabilities, non-cash interest expense and a $2.5 million non-cash expense related to the vesting of warrants upon completion of our IPO in February 2018. The change in our net operating assets and liabilities was primarily due to a $8.6 million decrease in accounts receivable and $2.5 million decrease in FI Share liability resulting from seasonally lower sales during the first quarter of 2018 compared to the fourth quarter of 2017, and a $2.2 million decrease in accounts payable and accrued expenses.
Operating activities used $5.8 million of cash in the three months ended March 31, 2017, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $12.5 million and a $0.7 million change in our operating assets and liabilities, partially offset by non-cash charges of $7.4 million, primarily related to the change in fair value of our convertible promissory notes, stock-based compensation expense, depreciation and amortization expense, the change in fair value of our warrant liabilities and non-cash interest expense. The change in our net operating assets and liabilities was primarily due to a $6.7 million decrease in accounts receivable and $4.6 million decrease in FI Share liability resulting from seasonally lower sales during the first quarter of 2017 compared to the fourth quarter of 2016, and a $2.2 million decrease in accounts payable and accrued expenses.
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2018 as we continue to invest in and grow our business.
Investing activities used $0.8 million in cash in the three months ended March 31, 2018. Our investing cash flows during this period primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
Investing activities used $0.4 million in cash in the three months ended March 31, 2017. Our investing cash flows during this period primarily consisted of purchases of technology hardware.
Financing Activities
Our cash flows from financing activities have primarily been comprised of net proceeds from our borrowings under our debt facilities and the issuance of common and preferred stock.

Financing activities provided $69.2 million in cash during the three months ended March 31, 2018. Our financing activities during this period consisted of proceeds from our IPO of $70.4 million (gross proceeds less underwriting discounts and commissions) less payments of equity offering costs of $1.2 million.
Financing activities provided $7.6 million in cash during the three months ended March 31, 2017. Our financing activities during this period primarily consisted of $7.5 million of borrowings under our Line of Credit.
Contractual Obligations & Commitments
As of March 31, 2018, there have been no material changes to our future minimum contractual obligations from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements and the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
See note (2) to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.
Emerging Growth Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012 ("JOBS Act") was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we may not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents include cash in readily available checking and money market accounts. These securities are not subject to interest rate fluctuations that may cause the principal amount of these assets to fluctuate. The interest rate on our Term Loan is fixed and not subject to changes in market interest rates. However, the interest rate on our Line of Credit is variable, with an interest rate of prime plus 3.50%. The current prime rate is 4.75% and a 10% increase in the current prime rate would, for example, result in a $0.2 million annual increase in interest expense if the maximum borrowable amount under our $50.0 million line of credit were outstanding for an entire year.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during three months ended March 31, 2017 and 2018, our operating expense would have increased by $0.2 million in both periods.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this report, and in our other public filings in evaluating our business. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Our Business and Industry
We may not be able to sustain our revenue growth rate in the future.
Our revenue increased by 45% from $77.6 million in 2015 to $112.8 million in 2016 and 16% from $112.8 million in 2016 to $130.4 million in 2017. Our revenue increased 22% from $26.9 million in the three months ended March 31, 2017 to $32.7 million in the three months ended March 31, 2018. We may not be able to sustain revenue growth consistent with our recent history or at all. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, we expect our revenue growth rates to slow in future periods due to a number of factors, which may include slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or banks and credit unions, which we refer to as financial institutions or FIs, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon our Cardlytics Direct solution.
We have historically derived substantially all of our revenue from our Cardlytics Direct solution, our proprietary native bank advertising channel, and expect to continue to derive substantially all of our future revenue from sales of Cardlytics Direct for the foreseeable future. Approximately 83%, 87%, 94% and 98% of our revenue in 2015, 2016, 2017 and the three months ended March 31, 2018, respectively, was derived from sales of Cardlytics Direct. Revenue from our Other Platform Solutions, where we use purchase intelligence outside of the native bank advertising channel, was approximately $13.2 million, $15.0 million, $8.0 million and $0.6 million in 2015, 2016, 2017 and the three months ended March 31, 2018, respectively. Substantially all of our total Other Platform Solutions revenue in each of these periods was derived from sales of our Other Platform Solutions delivered as a managed service until it was discontinued on July 31, 2017. Given that we are now focusing the majority of our efforts and resources to support the growth of Cardlytics Direct, we do not expect to generate substantial revenue from Other Platform Solutions for the foreseeable future. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct. Our operating results could also suffer due to:

•	lack of continued participation by financial institution ("FI") partners in our network or our failure to attract new FI partners;

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
If we are unable to grow our revenue from sales of our Cardlytics Direct solution, our business and operating results would be harmed.
We are substantially dependent on Bank of America and a limited number of other FI partners.
Our business is substantially dependent on Bank of America, National Association ("Bank of America") and a limited number of other FI partners. We require participation from our FI partners in Cardlytics Direct and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of FI MAUs of any FI partner is indicative of our level of dependence on such FI partner. During 2015, 2016, 2017 and the three months ended March 31, 2018, our largest FI partner, Bank of America, contributed approximately 50%, 47%, 51% and 51% of our total FI MAUs, respectively. Lloyds TSB Bank plc ("Lloyds"), our largest FI partner in the U.K., contributed approximately 9%, 10%, 9% and 8% of our total FI MAUs in 2015, 2016, 2017 and the three months ended March 31, 2018, respectively. Digital Insight Corporation, a subsidiary of NCR Corporation ("Digital Insight"), contributed approximately 15%, 13%, 11% and 11% of our total FI MAUs in 2015, 2016, 2017 and three months ended March 31, 2018, respectively. We anticipate that Bank of America, Lloyds and Digital Insight will contribute a significant portion of our total FI MAUs for the foreseeable future.
In addition, we pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs. During 2015, 2016, 2017 and the three months ended March 31, 2018, Bank of America accounted for 63%, 64%, 63% and 69% of the total FI Share we paid to all FIs, respectively. Lloyds accounted for 11%, 10%, 12% and 10% of the total FI Share we paid to all FIs in 2015, 2016, 2017 and the three months ended March 31, 2018, respectively, and Digital Insight accounted for approximately 10%, 9%, 7% and 5% of the total FI Share we paid to all FIs in 2015, 2016, 2017 and the three months ended March 31, 2018, respectively. We anticipate that Bank of America, Lloyds and Digital Insight will continue to receive a significant portion of our FI Share for the foreseeable future and the loss of Bank of America, Lloyds, Digital Insight or any other significant FI partner would significantly harm our business, results of operations and financial conditions.
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
As of March 31, 2018, we had a network in excess of 2,000 FI partners, but only had direct contractual relationships with 17 of these FI partners. Our other FI partners became part of our network through bank processors and digital banking providers, such as Digital Insight and Fidelity Information Services LLC (“FIS”). While FI partners that were part of our network through our relationships with Digital Insight and FIS contributed approximately 12% of our total number of FI MAUs for the three months ended March 31, 2018, these indirect FI partners represented substantially all of our total FI partners as of March 31, 2018. These indirect FI partners may terminate their relationships with these bank processors or digital banking providers, thereby indirectly terminating their relationships with us, independent of the actual or perceived value of our solutions to them.
Wells Fargo is testing a pilot of Cardlytics Direct in certain cities and may not elect to fully implement Cardlytics Direct on a national basis or at all.
In the first quarter of 2018, we launched a pilot of Cardlytics Direct with Wells Fargo & Company ("Wells Fargo") directed at Wells Fargo customers located only in Miami, Florida; Charlotte, North Carolina and San Francisco, California. The pilot is a test of an implementation that is limited to emailing offers to Wells Fargo customers in these cities and making those offers available in the Wells Fargo Wallet application. Since this is only a test, Wells Fargo may not elect to implement Cardlytics Direct throughout the entire U.S. If Wells Fargo does not elect to launch Cardlytics Direct on a national basis, our business, financial condition and operating results could be harmed. Further, if Wells Fargo decides on a full roll-out of Cardlytics Direct, the timing cannot be predicted.
Delays in the launch of Cardlytics Direct at JPMorgan Chase, or failure to launch at all, may result in our failure to meet expectations with respect to future operating results.
In May 2018, we signed a seven-year agreement for a national launch of Cardlytics Direct with JPMorgan Chase Bank, National Association (“Chase”). The implementation of Chase may require significant investment in our systems and infrastructure, and we may encounter unforeseen technological issues which could cause delays in the launch, limitations to the scope of the launch or an inability to launch at all. In addition, Chase may terminate the agreement at any time upon 90 days' written notice. If the launch of Cardlytics Direct at Chase is delayed, limited or terminated, our business, financial condition and operating results could be harmed.
We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.
As of March 31, 2018, our total indebtedness was approximately $58.6 million. In July 2016, we entered into a credit agreement ("Term Loan") with National Electrical Benefit Fund as lender and Columbia Partners, L.L.C as investment manager. In September 2016, we entered into a loan and security agreement ("Line of Credit") with Ally Bank and Pacific Western Bank. As of March 31, 2018, there was approximately $33.7 million and $25.6 million outstanding under the Term Loan and the Line of Credit, respectively. Interest for these facilities is largely paid-in-kind, and unpaid interest will continue to accrue towards our outstanding balance through the dates of their maturity.
Our Term Loan and our Line of Credit (collectively, the "Credit Facilities") are secured by substantially all of our assets. Our Credit Facilities require us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of March 31, 2018. In 2017, we paid certain of our FI partners an aggregate of approximately $2.6 million related to 2016 FI Share commitments in excess of the amount of FI Share otherwise payable to such FI partners in the absence of such commitments, and it is possible that we may be required to fund similar shortfalls in future periods. In certain cases, we are also responsible for funding certain development costs for user interface enhancements and implementation costs on behalf of FIs. We paid $11.2 million in 2017 relating to such development and implementation cost commitments and have additional commitments of $9.3 million in 2018, $0.3 million of which have been paid as of March 31, 2018. These agreements allow for a total of $5.4 million and $4.6 million to be reimbursed to us through future reductions to FI Share over the course of 2018 and 2019, respectively. To the extent that we are unable to generate revenue from marketers sufficient to offset these FI Share commitments and other obligations, our business, results of operations and financial conditions could be harmed.

If we fail to attract new FI partners or maintain our relationships with bank processors and digital banking providers, we may not be able to sufficiently grow our revenue, which could significantly harm our business, results of operations and financial condition.
Our ability to grow our revenue depends on our ability to attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 15 largest FIs in the U.S., four of which are currently part of our network, while the balance of card spending is spread across thousands of smaller FIs. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to establish relationships with the large FIs that are not currently part of our network and to maintain our relationships with the large FIs that are currently part of our network. In addition, we must continue to maintain our relationships with our existing bank processor and digital banking provider partners and attract new such partners because these partners aggregate smaller FIs into our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large FIs, bank processors and digital banking providers. If we are unable to attract new FI partners, maintain our relationships with our existing bank processor and digital banking provider partners or attract new bank processor and digital provider partners, our business, results of operations and financial condition would be significantly harmed and we may fail to capture a material portion of the native bank advertising market opportunity.
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
Factors that may impact our quarterly operating results include the factors set forth in this “Risk Factors” section, as well as the following:

•	our ability to attract and retain marketers, FI partners and bank processor and digital banking provider partners;

•
the amount and timing of revenue, operating costs and capital expenditures related to the operations and expansion of our business, particularly with respect to our efforts to attract new FI partners to our network;

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

•	competitive market position, including changes in the pricing policies of our competitors;

•	exposure related to our international operations and foreign currency exchange rates;

•	expenses associated with items such as litigation, regulatory changes, cyberattacks or security breaches;

•	the introduction of new technologies, products or solution offerings by competitors; and

•	costs related to acquisitions of other businesses or technologies.

Each factor above or discussed elsewhere in this Quarterly Report on Form 10-Q or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.
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
We have a relatively short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including with respect to our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to manage our business, are incorrect or change in response to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and our stock price could decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our network of FI partners and bank processor and digital banking provider partners;

•	build and maintain long-term relationships with marketers and their agencies;

•	develop and offer competitive solutions that meet the evolving needs of marketers;

•	expand our relationships with FI partners to enable us to use their purchase data for new solutions;

•	improve the performance and capabilities of our solutions;

•	successfully expand our business;

•	successfully compete with other companies that are currently in, or may in the future enter, the markets for our solutions;

•	increase market awareness of our solutions and enhance our brand;

•	manage increased operating expenses as we continue to invest in our infrastructure to scale our business and operate as a public company; and

•	attract, hire, train, integrate and retain qualified and motivated employees.
Any failure of our FI partners to effectively deliver and promote the online incentive programs that comprise our Cardlytics Direct solution could materially and adversely affect our business.
We have spent the last several years and significant resources building out technology integrations with our FI partners to facilitate the delivery of incentive programs to our FIs’ customers and measuring those customers subsequent in-store or online spending. We are also reliant on our network of FI partners to promote their online incentive programs, increase customer awareness and leverage additional customer outreach channels like email, all of which can increase customer engagement, as well as expand our network of FI partners. We believe that key factors in the success and effectiveness of our incentive program include the level of accessibility and prominence of the program on the FI partners’ website and mobile applications, as well as the user interface through which a customer is presented with marketing content. In certain cases, we have little control over the prominence of the incentive program and design of the user interface that our FI partners choose to use. To the extent that our FI partners deemphasize incentive programs, make incentive programs difficult to locate on their website and/or mobile applications and/or fail to provide a user interface that is appealing to FI customers, FI customers may be less likely to purchase the products or solutions that are featured in incentive programs, which could negatively impact the amount of fees that we are able to charge our marketer customers in connection with marketing campaigns, and, therefore, our revenue. In addition, a failure by FIs to properly deliver or sufficiently promote marketing campaigns would reduce the efficacy of our solutions and impair our ability to attract and retain marketers and their agencies. As a result, the revenue we generate from our Cardlytics Direct solution may be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.

We derive a material portion of our revenue from a limited number of marketers, and the loss of one or more of these marketers could adversely impact our business, results of operations and financial conditions.
Our marketer base is concentrated with our top five marketers representing 23% of revenue for each of the years 2015, 2016 and 2017 and 27% for the three months ended March 31, 2018. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
Further, our top five marketers represented 27%, 21%, 24% and 28% of accounts receivable as of December 31, 2015, 2016 and 2017, and March 31, 2018, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could adversely affect our business, results of operations and financial conditions.
Our business could be adversely affected if marketers or their agencies are not satisfied with our solutions or our systems and infrastructure fail to meet their needs.
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. With respect to Cardlytics Direct, we rely on our Offer Management System ("OMS") to facilitate the creation of marketing campaigns and evaluate the results of campaigns, and our Offer Placement System ("OPS"), to track impressions, engagement, activation and redemptions and to target consumers and present offers. Any failure of, or delays in the performance of, our systems, including without limitation our OMS or OPS, could cause service interruptions or impaired system performance. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to a higher amount of Consumer Incentives than our marketers approved, which would negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.
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
Most marketers do business with us by placing insertion orders for particular marketing campaigns, either directly or through marketing agencies that act on their behalf. We generally do not have any commitment from a marketer beyond the campaign governed by a particular insertion order, and we frequently must compete to win further business from a marketer. Our insertion orders may also be canceled by marketers or their marketing agencies prior to the completion of the campaign; provided that marketers or their agencies are required to pay us for services performed prior to cancellation. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing marketers, while continually expanding the number of marketers for which we provide services. To maintain and increase our revenue, we must encourage existing marketers and their agencies to increase their use of our solutions and add new marketers. Many marketers and marketing agencies, however, have only just begun using our solutions for a limited number of marketing campaigns, and our future revenue growth will depend heavily on these marketers and marketing agencies expanding their use of our solutions across campaigns and otherwise increasing their spending with us. Even if we are successful in convincing marketers and their agencies to use our solutions, it may take several months or years for them to meaningfully increase the amount that they spend with us. Further, larger marketers with multiple brands typically have individual marketing budgets and marketing decision makers for each of their brands, and we may not be able to leverage our success in securing a portion of the marketing budget of one or more of a marketer’s brands into additional business with other brands. Moreover, marketers may place internal limits on the allocation of their marketing budgets to digital marketing, to particular campaigns, to a particular provider or for other reasons. In addition, we are reliant on our FI network to have sufficient marketing inventory within Cardlytics Direct to place the full volume of advertisements contracted for by our marketers and their agencies. Any failure to meet these demands may hamper the growth of our business and the attractiveness of our solutions.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $40.6 million, $75.7 million, $19.6 million and $20.1 million in 2015, 2016, 2017 and the three months ended March 31, 2018, respectively. As of March 31, 2018, we had an accumulated deficit of $288.5 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.

Bringing new FI partners into our network can require considerable time and expense and can be long and unpredictable.
Our FI partners and FI partner prospects engage in highly regulated businesses, are often slow to adopt technological innovation and have rigorous standards with respect to providing third parties, like us, with access to their data. Our operating results depend in part on expanding our FI network to maintain and enhance the scale of our solutions. The length of time that it takes to add an FI partner to our network, from initial evaluation to integration into our network, varies substantially from FI to FI and may take several years. Our sales and integration cycle with respect to our FI partners is long and unpredictable, requires considerable time and expense and may not ultimately be successful. It is difficult to predict exactly when, or even if, a new FI partner will join our network and we may not generate revenue from a new FI partner in the same period as we incurred the costs associated with acquiring such FI partner, or at all. Once an FI partner has agreed to work with us, it may take a lengthy period of time for the implementation of our solutions to be prioritized and integrated into the FI partner’s infrastructure. Because a substantial portion of our expenses are relatively fixed in the short term, our operating results will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our stock to decline. Ultimately, if additions to our FI network are not realized in the time period expected or not realized at all, or if an FI partner terminates its agreement with us, our business, financial condition and operating results could be adversely affected.
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
We leverage our FI partners’ purchase data and infrastructures to deliver our solutions. We do not currently receive any personally identifiable information ("PII") from our FI partners, although we may obtain PII in the future as our business evolves. However, because of the interconnected nature of our infrastructure with that of our FI partners, there is a risk that third parties may attempt to gain access to our FI partners’ systems through our systems for the purpose of stealing data or disrupting our or their respective operations. In turn, we may be a more visible target for cyberattacks and/or physical breaches of our databases or data centers, and we may in the future suffer from such attacks or breaches.
Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. In the event that our protection efforts are unsuccessful and our systems are compromised such that a third party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. A security breach could result in operation disruptions that impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, a breach of the security of our systems or data could materially harm our business, financial condition and operating results.

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
Any of the above-described limitations on our ability to successfully collect, utilize and leverage data could also materially impair the optimal performance of our solutions and severely limit our ability to target consumers, which would harm our business, financial condition and operating results.
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
The technology underlying our solutions may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data that we leverage and process. In addition, with regard to our Cardlytics Direct solution, if we are unable to attribute Consumer Incentives to our FIs’ customers in a timely manner, our FI partners may limit or discontinue their use of our solutions. Any such error, failure, malfunction, disruption or delay could result in damage to our reputation and could harm our business, financial condition and operating results.

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
In the years 2015, 2016, 2017 and the three months ended March 31, 2018, we derived 11%, 11%, 13% and 11%, respectively, of our revenue outside the U.S. We may continue to expand our international operations as part of our growth strategy. While we have an office in the U.K., substantially all of our operations are located in the U.S. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
The recent, rapid growth in our business has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources, as well as our infrastructure. We rely heavily on information technology ("IT") systems to manage critical functions such as data storage, data processing, matching and retrieval, revenue recognition, budgeting, forecasting and financial reporting. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls. In particular, we may need to significantly expand our IT infrastructure as the amount of data we store and transmit increases over time, which will require that we both utilize existing IT products and adopt new technologies. If we are not able to scale our IT infrastructure in a cost-effective and secure manner, our ability to offer competitive solutions will be harmed and our business, financial condition and operating results may suffer.
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
We are undergoing rapid growth. As of March 31, 2018, we had 345 employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
The computation of provision for income tax is complex, as it is based on the laws of numerous taxing jurisdictions and requires significant judgment on the application of complicated rules governing accounting for tax provisions under generally accepted accounting principles in the U.S. Provision for income tax for interim quarters is based on a forecast of our U.S. and non-U.S. effective tax rates for the year, which includes forward looking financial projections, including the expectations of profit and loss by jurisdiction, and contains numerous assumptions. Various items cannot be accurately forecasted and future events may be treated as discrete to the period in which they occur. Our provision for income tax can be materially impacted, for example, by the geographical mix of our profits and losses, changes in our business, such as internal restructuring and acquisitions, changes in tax laws and accounting guidance and other regulatory, legislative or judicial developments, tax audit determinations, changes in our uncertain tax positions, changes in our intent and capacity to permanently reinvest foreign earnings, changes to our transfer pricing practices, tax deductions attributed to equity compensation and changes in our need for a valuation allowance for deferred tax assets. For these reasons, our actual income taxes may be materially different than our provision for income tax.
Our use of our net operating loss carryforwards may be limited and such carryforwards may expire unutilized or underutilized.
We may be limited in the portion of our net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of December 31, 2017, we had U.S. federal and state net operating loss carryforwards ("NOLs"), of $220.5 million and $76.3 million, respectively, which expire in various years beginning in 2028. If we do not earn sufficient taxable income in the future, our NOLs may expire unutilized or underutilized. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its existing NOLs to offset future taxable income. We may have experienced “ownership changes” under Section 382 of the Code in the past, and subsequent changes in ownership of our stock, including by reason of future offerings, as well as other changes that may be outside of our control, could result in future ownership changes under Section 382 of the Code. If we are or become subject to limitations on our use of NOLs under Section 382 of the Code, our NOLs could expire unutilized or underutilized, even if we earn taxable income against which our NOLs could otherwise be offset. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs in our financial statements and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Comprehensive tax reform bills could adversely affect our business and financial condition.
The U.S. government recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This Quarterly Report on Form 10-Q does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.
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

•
to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing stockholders may be diluted and earnings (loss) per share may decrease (increase).

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
We believe that developing and maintaining awareness of the Cardlytics brand in a cost-effective manner is critical to achieving widespread acceptance of our existing solutions and future solutions and is an important element in attracting new marketers and FI partners. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to deliver valuable solutions for our marketers, their agencies and our FI partners. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses that we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new marketers or FI partners or retain our existing marketers or FI partners and our business could suffer.
Risks Related to Regulatory and Intellectual Property Matters
Regulatory, legislative or self-regulatory developments regarding internet privacy matters could adversely affect our ability to conduct our business.
We, our FI partners and our marketers are subject to a number of domestic and international laws and regulations that apply to online services and the internet generally. These laws, rules and regulations address a range of issues including data privacy and cybersecurity, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data.
In the U.S., the rules and regulations to which we, directly or contractually through our FI partners, or our marketers may be subject include those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act and state cybersecurity and breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, directly or contractually through our FI partners, or our marketers may be required to comply, including the Data Protection Directive established in the European Union. Further, many federal, state and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. If passed, we will likely incur additional expenses and costs associated with complying with such laws. The costs of compliance with, and other burdens imposed by, the laws, rules, regulations and policies that are applicable to the businesses of our FI partners or marketers may limit the use and adoption of, and reduce the overall demand for, our solutions.
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
As of March 31, 2018, we had four issued patents and are pursuing four additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Prior to our initial public offering ("IPO") on February 8, 2018, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Global Market, we cannot assure you that an active trading market for our shares will be sustained. If an active market for our common stock is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all.
The market price of our common stock has been and is likely to continue to be volatile.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $11.10 to an intraday high of $20.99 through March 31, 2018. Factors that may affect the market price of our common stock include:

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
Our directors and executive officers, together with their affiliates, beneficially own a significant portion of our outstanding capital stock. As a result, these stockholders, acting together, will have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of the company, merger, consolidation, takeover or other business combination, which in turn could adversely affect the market price of our common stock.
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
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the U.S. Securities and Exchange Commission ("SEC"), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
In particular, in May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and permits the use of either the retrospective or modified retrospective transition method. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company,” the Jumpstart our Business Startups Act of 2012, or JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to ASU 2014-09, which will result in ASU 2014-09 becoming applicable to us on January 1, 2019. During the first quarter of 2018, we began assessing the impacts, if any, that this ASU may have on our results of operations, current accounting policies, processes, controls, systems and financial statement disclosures. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method that will result in a cumulative adjustment as of the date of the adoption.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Issuances of Common Stock upon the Exercise of Stock Options and Warrants
From January 1, 2018, through the filing of our Registration Statement on Form S-8 on February 9, 2018, we issued to current and former employees an aggregate of 18,957 shares of our common stock upon the exercise of options granted under our 2008 Stock Plan, or 2008 Plan, with exercise prices ranging from $2.36 to $28.52 per share, for aggregate proceeds of approximately $0.1 million. Under our 2008 Plan over this time period, we granted 75,000 restricted stock units to an employee, which have an annual vesting period of 4 years, and two separate tranches of performance-based restricted share units ("PSUs") to receive 412,500 shares of common stock to employees. The vesting of the PSUs was contingent upon the completion of our IPO and includes other performance-based conditions. The performance condition in the first tranche will be satisfied if we attain 70.0 million of FI monthly active users ("FI MAUs") within three years of the grant date. The performance condition in the second tranche will be satisfied if we attain 85.0 million of FI MAUs within five years of the grant date. FI MAUs is a performance metric defined within "Management's Discussion and Analysis of Financial Condition and Results of Operations."
In February 2018, we issued an aggregate of 297,056 shares of our common stock upon the net exercise of warrants to purchase an aggregate of 428,000 shares of our common stock to a total of two accredited investors.
The sales and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) or the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.
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
Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardlytics, Inc.

Date:	May 10, 2018	By:	/s/ Scott D. Grimes
Scott D. Grimes
Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ David T. Evans
David T. Evans
Chief Financial Officer (Principal Financial and Accounting Officer)