Form 10-Q
period 2018-06-30
Cardlytics, Inc.
filed 2018-08-14
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 13, 2018, there were 21,297,150 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2017	June 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,262	$50,468
Restricted cash	—	20,000
Accounts receivable, net	48,348	40,488
Other receivables	2,898	3,073
Prepaid expenses and other assets	2,121	3,430
Total current assets	$74,629	$117,459
PROPERTY AND EQUIPMENT, net	7,319	7,829
INTANGIBLE ASSETS, net	528	366
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net	433	1,070
DEFERRED FI IMPLEMENTATION COSTS, net	13,625	12,425
OTHER LONG-TERM ASSETS	4,224	1,097
Total assets	$100,758	$140,246
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,554	$918
Accrued liabilities:
Accrued compensation	4,638	4,305
Accrued expenses	4,615	4,510
FI Share liability	23,914	20,729
Consumer Incentive liability	7,242	5,834
Deferred billings	132	174
Short-term warrant liability	—	16,055
Current portion of long-term debt:
Capital leases	44	22
Total current liabilities	$42,139	$52,547
LONG-TERM LIABILITIES:
Deferred liabilities	$3,670	$3,437
Long-term warrant liability	10,230	—
Long-term debt, net of current portion:
Lines of credit	25,081	27,477
Term loans	31,830	19,972
Capital leases	57	47
Total long-term liabilities	$70,868	$50,933

CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2017	June 30, 2018
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
COMMITMENTS AND CONTINGENCIES (Note 8)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series G’ preferred stock, $0.0001 par value—5,339 shares authorized and 1,296 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of June 30, 2018	$44,672	$—
Series G preferred stock, $0.0001 par value—1,385 shares authorized and 346 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of June 30, 2018	5,110	—
Series F-R preferred stock, $0.0001 par value—5,000 shares authorized and 1,199 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of June 30, 2018	58,449	—
Series E-R preferred stock, $0.0001 par value— 7,400 shares authorized and 795 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of June 30, 2018	29,972	—
Series D-R preferred stock, $0.0001 par value—5,787 shares authorized and 1,396 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of June 30, 2018	32,728	—
Series C-R preferred stock, $0.0001 par value—6,032 shares authorized and 1,508 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of June 30, 2018	18,366	—
Series B-R preferred stock, $0.0001 par value—9,596 shares authorized and 2,247 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of June 30, 2018	5,288	—
Series A-R preferred stock, $0.0001 par value—7,528 shares authorized and 1,857 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of June 30, 2018	1,852	—
Total redeemable convertible preferred stock	$196,437	$—
STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.0001 par value—83,000 and 100,000 shares authorized and 3,439 and 20,316 shares issued and outstanding as of December 31, 2017 and June 30, 2018, respectively	$—	$7
Additional paid-in capital	58,693	336,874
Accumulated other comprehensive income	1,066	1,438
Accumulated deficit	(268,445)	(301,553)
Total stockholders’ (deficit) equity	(208,686)	36,766
Total liabilities and stockholders’ (deficit) equity	$100,758	$140,246

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
REVENUE	$32,812	$35,570	$59,693	$68,283
COSTS AND EXPENSES:
FI Share and other third-party costs	19,680	19,747	36,357	41,167
Delivery costs	1,896	2,559	3,449	4,502
Sales and marketing expense	7,920	10,247	15,152	18,463
Research and development expense	3,093	4,888	6,106	8,347
General and administration expense	4,773	8,979	9,462	15,561
Depreciation and amortization expense	767	784	1,532	1,694
Total costs and expenses	38,129	47,204	72,058	89,734
OPERATING LOSS	(5,317)	(11,634)	(12,365)	(21,451)
OTHER INCOME (EXPENSE):
Interest expense, net	(2,020)	(992)	(4,664)	(2,741)
Change in fair value of warrant liabilities, net	(1,466)	1,611	(1,793)	(7,561)
Change in fair value of convertible promissory notes	(861)	—	(1,244)	—
Change in fair value of convertible promissory notes—related parties	8,436	—	6,213	—
Other income (expense), net	580	(2,038)	742	(1,355)
Total other income (expense)	4,669	(1,419)	(746)	(11,657)
LOSS BEFORE INCOME TAXES	(648)	(13,053)	(13,111)	(33,108)
INCOME TAX BENEFIT	—	—	—	—
NET LOSS	$(648)	$(13,053)	$(13,111)	$(33,108)
Adjustments to the carrying value of redeemable convertible preferred stock	(4,789)	—	(5,033)	(157)
Net loss attributable to common stockholders	$(5,437)	$(13,053)	$(18,144)	$(33,265)
Net loss per share attributable to common stockholders:
Basic	$(1.69)	$(0.64)	$(6.18)	$(1.99)
Diluted	$(3.48)	$(0.64)	$(6.18)	$(1.99)
Weighted-average common shares outstanding:
Basic	3,221	20,300	2,935	16,716
Diluted	3,875	20,300	2,935	16,716

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
NET LOSS	$(648)	$(13,053)	$(13,111)	$(33,108)
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	(448)	880	(568)	372
TOTAL COMPREHENSIVE LOSS	$(1,096)	$(12,173)	$(13,679)	$(32,736)

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
(Amounts in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
BALANCE–December 31, 2017	3,439	$—	$58,693	$1,066	$(268,445)	$(208,686)
Exercise of common stock options	64	—	144	—	—	144
Exercise of common stock warrants	349	—	—	—	—	—
Stock-based compensation	—	—	11,251	—	—	11,251
Issuance of common stock in connection with our IPO	5,821	1	66,100	—	—	66,101
Vesting of performance-based common stock warrants	—	—	2,519	—	—	2,519
Conversion of preferred stock to common stock	10,643	6	196,588	—	—	196,594
Conversion of preferred stock warrants to common stock warrants	—	—	1,736	—	—	1,736
Accretion of redeemable convertible preferred stock to redemption value	—	—	(157)	—	—	(157)
Other comprehensive income	—	—	—	372	—	372
Net loss	—	—	—	—	(33,108)	(33,108)
BALANCE–June 30, 2018	20,316	$7	$336,874	$1,438	$(301,553)	$36,766

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,111)	$(33,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	78	(16)
Depreciation and amortization	1,532	1,694
Amortization and impairment of deferred FI implementation costs	745	758
Amortization of financing costs charged to interest expense	281	229
Accretion of debt discount and non-cash interest expense	4,012	2,326
Stock compensation expense	2,225	11,245
Change in the fair value of warrant liabilities, net	1,793	7,561
Change in the fair value of convertible promissory notes	1,244	—
Change in the fair value of convertible promissory notes - related parties	(6,213)	—
Other non-cash (income) expense, net	(612)	3,873
Settlement of paid-in-kind interest	—	(8,311)
Change in operating assets and liabilities:
Accounts receivable	6,100	7,701
Prepaid expenses and other assets	(370)	(1,509)
Deferred FI implementation costs	(3,000)	(2,250)
Recovery of deferred FI implementation costs	1,952	2,692
Accounts payable	(183)	(839)
Other accrued expenses	(1,521)	(237)
FI Share liability	(808)	(3,185)
Customer Incentive liability	(261)	(1,409)
Total adjustment	6,994	20,323
Net cash used in operating activities	$(6,117)	$(12,785)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	$(488)	$(1,492)
Acquisition of patents	(23)	(12)
Capitalized software development costs	—	(657)
Net cash used in investing activities	$(511)	$(2,161)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	$12,500	$47,435
Principal payments of debt	(49)	(51,811)
Proceeds from issuance of common stock	564	70,527
Proceeds from issuance of Series G preferred stock	11,940	—
Equity issuance costs	(994)	(1,897)
Debt issuance costs	(142)	(48)
Net cash from financing activities	$23,819	$64,206
EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	176	(54)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	17,367	49,206
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—beginning of period	22,968	21,262
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—end of period	$40,335	$70,468
Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$392	$8,704
Amounts accrued for property and equipment	$191	$1,225
Amounts accrued for capitalized software development costs	$—	$86
Stock-based compensation capitalized for software development	$—	$6

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
Upon the completion of our IPO, our amended and restated certificate of incorporation authorized us to issue up to 100,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share, all of which shares of preferred stock are undesignated. Our board of directors may establish the rights and preferences of the preferred stock from time to time.
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
2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Consumer Incentives
Our Cardlytics Direct solution is our proprietary native bank advertising channel that enables marketers to reach consumers via their trusted and frequently visited online and mobile banking channels as well as email. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases, which we refer to as Consumer Incentives.
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
Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis. Consumer Incentives totaled $14.8 million and $15.8 million during the three months ended June 30, 2017 and 2018 and totaled $28.0 million and $31.9 million during the six months ended June 30, 2017 and 2018, respectively.

Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held with two financial institutions, which we believe are of high credit quality. We believe that our accounts receivable credit risk exposure is limited as a result of being diversified among a large number of marketers segregated by both geography and industry. Historically, we have not experienced significant write-downs of our accounts receivable. No marketer represented a significant concentration of our accounts receivable as of December 31, 2017 or June 30, 2018. During the six months ended June 30, 2017 and 2018, a marketer in the U.S. accounted for 7% and 10% of our revenue, respectively. No other marketer accounted for over 10% of revenue during the six months ended June 30, 2017 and 2018.
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
During both the six months ended June 30, 2017 and 2018, our largest FI partner in the U.S. accounted for approximately 67% of FI Share. During the six months ended June 30, 2017 and 2018, an FI partner in the U.K. accounted for 9% and 10% of FI Share, respectively. No other FI partners accounted for over 10% of FI Share during the six months ended June 30, 2017 and 2018.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash held in checking accounts, upon which we earn up to a 1.0% annual rate of interest. Restricted cash as of June 30, 2018 represents deposits held in a blocked account in favor of the lender as additional security for our payment obligations under our 2018 Term Loan, upon which we earn a 0.9% annual rate of interest. See Note 3—Debt, for additional information regarding our 2018 Term Loan.
Cash, cash equivalents and restricted cash as presented on our condensed consolidated statements of cash flows consists of the following (in thousands):

	December 31,		June 30,
	2016	2017	2017	2018
Cash and cash equivalents	$22,838	$21,262	$40,335	$50,468
Restricted cash	130	—	—	20,000
Cash, cash equivalents and restricted cash	$22,968	$21,262	$40,335	$70,468
Deferred Offering Costs
Deferred offering costs consist of incremental costs directly attributable to equity offerings. Deferred offering costs are included in other long-term assets on our condensed consolidated balance sheets. Upon completion of an offering, these amounts are offset against the proceeds of the offering.

	Six Months Ended June 30,
	2017	2018
Beginning balance	$—	$3,144
Deferred costs	1,745	1,135
Recognized against offering proceeds	—	(4,279)
Ending balance	$1,745	$—

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
As of December 31, 2017, pursuant to guidance provided in Staff Account Bulletin No. 118, we had not completed our accounting for the effects of the Tax Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax, including a provisional reduction in U.S. deferred tax assets, which was fully offset by a reduction in our valuation allowance.  We have completed our accounting for the Tax Act and no changes were made to the provisional adjustments recorded as of December 31, 2017.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the recognition guidance in ASC Topic 605 and most industry specific revenue guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes most existing GAAP revenue recognition principles, and it permits the use of either the retrospective or modified retrospective transition method. For public entities, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), therefore we will be required to apply this ASU for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Retrospective application will be required for each period presented through either the recasting of the prior periods for the effects of the adoption of this ASU or retrospectively through a cumulative catch up recognized at the date of adoption. During the first quarter of 2018, we began assessing the impacts, if any, that this ASU may have on our results of operations, current accounting policies, processes, controls, systems and financial statement disclosures. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method, which would result in a cumulative adjustment as of the date of the adoption. We are continuing to assess the impact of this standard on our financial position, results of operations and related disclosures and have not yet determined whether the effect will be material.

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
3.     DEBT
Our debt consists of the following (in thousands):

	December 31, 2017	June 30, 2018
Lines of credit	$25,081	$27,477
Term loans, net of unamortized discount and debt issuance costs of $1,058 and $28 at December 31, 2017 and June 30, 2018, respectively	31,830	19,972
Capital leases	101	69
Convertible promissory notes (converted into Series G' Stock in May 2017)	—	—
Total debt	$57,012	$47,518
Less current portion of long-term debt	(44)	(22)
Long-term debt, net of current portion	$56,968	$47,496
Accrued interest included in debt totaled $6.2 million and less than $0.1 million as of December 31, 2017 and June 30, 2018, respectively.

New Loan Facility
On May 21, 2018, we entered into a New Loan Facility consisting of a $30.0 million asset-based revolving line of credit ("2018 Line of Credit") and a $20.0 million term loan ("2018 Term Loan") maturing on May 21, 2020. We used the entire $20.0 million in proceeds from the 2018 Term Loan and an advance of $27.4 million under the 2018 Line of Credit to repay all outstanding obligations under our 2016 Line of Credit and 2016 Term Loan. Upon repayment, both the 2016 Line of Credit and the 2016 Term Loan were terminated. We deferred $0.1 million of debt issuance costs associated with obtaining the New Loan Facility and deferred $0.1 million of unamortized debt issuance costs attributed to our 2016 Line of Credit and 2016 Term Loan.
Under the terms of the New Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $30.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. As of June 30, 2018, the indicative rate for advances on the 2018 Line of Credit was the prime rate minus 0.75%, or 4.25%. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $30.0 million revolving commitment. We are also required to pay the lender a one-time success fee of $75,000 in the event that we achieve trailing twelve month revenue of $200.0 million or more at the end of any month after the closing date of the New Loan Facility. Interest accrues on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.25%, as of June 30, 2018.
All of our obligations under the New Loan Facility are also secured by a first priority lien on substantially all of our assets. Under the terms of the New Loan Facility, we are required to maintain a deposit of $20.0 million in a blocked account in favor of the lender as additional security for our payment obligations. The New Loan Facility contains a moving minimum trailing twelve month revenue covenant, which was $127.0 million for the period ended June 30, 2018. The New Loan Facility also requires us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million.
The New Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that include restrictions on mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and a prohibition from the payment or declaration of dividends; in each case subject to specified exceptions.
The New Loan Facility also includes standard events of default, including in the event of a material adverse change. Upon the occurrence of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as are set forth in the New Loan Facility and increase the interest rate otherwise applicable to the 2018 Term Loan or advances under the 2018 Line of Credit by an additional 3.00%.
As of June 30, 2018, we had $2.5 million of unused available borrowings under our 2018 Line of Credit. We were in compliance with all financial covenants as of June 30, 2018.
2016 Line of Credit
In September 2016, we entered into a $50.0 million loan and security agreement ("2016 Line of Credit") maturing on March 14, 2019. The 2016 Line of Credit facility was repaid and terminated in May 2018 in connection with obtaining our New Loan Facility. We recognized a $0.1 million loss on extinguishment of debt related to the unamortized debt issuance costs. This expense is included within other income, net in our condensed consolidated statements of operations and is presented in other non-cash expenses on our condensed consolidated statement of statement of cash flows.
2016 Term Loan
In July 2016, we entered into a $24.0 million credit agreement ("2016 Term Loan") maturing on July 21, 2019. The 2016 Term Loan was repaid and terminated in May 2018 in connection with obtaining our New Loan Facility. We recognized a $0.8 million loss on extinguishment of debt related to the unamortized discount and unamortized debt issuance costs. This expense is included within other income, net in our condensed consolidated statements of operations and is presented in other non-cash expenses on our condensed consolidated statement of statement of cash flows.

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
Paid-in-kind interest related to the convertible promissory notes is recognized in interest expense, net on our condensed consolidated statements of operations and totaled $1.7 million during the six months ended June 30, 2017.
Future Payments
Aggregate future payments of principal and interest due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt	Capital leases	Total debt
2018 (remainder of year)	$—	$12	$12
2019	—	20	20
2020	47,477	24	47,501
2021	—	13	13
Total principal payments	$47,477	$69	$47,546
Less unamortized debt issuance costs	(28)	—	(28)
Less unamortized debt discount	—	—	—
Total debt	$47,449	$69	$47,518

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
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Delivery costs	$43	$183	$84	$268
Sales and marketing expense	522	2,668	866	3,611
Research and development expense	239	1,756	410	2,226
General and administration expense	438	3,738	865	5,140
Total stock-based compensation expense	$1,242	$8,345	$2,225	$11,245
Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. A summary of common stock option activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price
Options outstanding — December 31, 2016	2,137	$15.00
Granted	468	21.13
Exercised	(148)	3.80
Forfeited	(34)	21.41
Cancelled	(81)	11.31
Options outstanding — June 30, 2017	2,342	$16.97

	Shares	Weighted-Average Exercise Price
Options outstanding — December 31, 2017	2,514	$18.42
Granted	29	24.24
Exercised	(64)	6.40
Forfeited	(128)	24.95
Cancelled	(119)	18.24
Options outstanding — June 30, 2018	2,232	$18.48
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2017 and 2018 was $13.61 and $10.00, respectively. The total fair value of options vested during the six months ended June 30, 2017 and 2018 was approximately $2.2 million and $4.0 million, respectively. As of June 30, 2018, $9.0 million of unrecognized compensation expense related to unvested options will be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units
A summary of restricted stock unit activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested — December 31, 2017	—	$—
Granted	1,243	20.64
Vested	—	—
Forfeited	(11)	16.77
Unvested — June 30, 2018	1,232	$20.68
During the first quarter of 2018, we granted 335,562 restricted stock units ("RSUs") to employees and our non-employee directors, which have annual vesting periods ranging from one to four years.
We also granted two separate tranches of performance-based restricted share units ("PSUs"), each to receive 437,500 shares of common stock, to employees. The vesting of the 875,000 PSUs was contingent upon the completion of our IPO and includes other performance-based conditions. The performance condition in the first tranche will be satisfied if we attain 70.0 million of FI monthly active users ("FI MAUs") within three years of the grant date. The performance condition in the second tranche will be satisfied if we attain 85.0 million of FI MAUs within five years of the grant date. FI MAUs is a performance metric defined within "Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of entering into an agreement with JPMorgan Chase Bank, National Association, we refined the expected timing of achieving the performance conditions of the PSUs, resulting in a $5.6 million increase in stock compensation expense during the second quarter of 2018.
During the second quarter of 2018, we granted 32,070 RSUs to employees, which have annual vesting periods of four years. The unamortized stock-based compensation expense related to these RSUs is $0.5 million.
As of June 30, 2018, there was approximately $17.7 million of unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.2 years.
Subsequent to June 30, 2018, we granted 26,590 RSUs to employees, which have annual vesting periods of four years. The unamortized stock-based compensation expense related to these RSUs is $0.5 million.
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
Vesting requirements include both a service-based condition and a performance-based condition. The service-based condition requires each recipient to remain employed until the earlier of i) the date 6 months from the restricted securities unit grant date, ii) the date of a qualified liquidity event, or iii) date of termination without cause. The performance-based condition requires a sale of the Company or IPO event within a fixed period of time not more than 5 years from the restricted securities units grant date. The restricted securities units are considered liability classified awards, but due to the performance condition relating to sale of the Company or IPO, no compensation cost was recognized until one of these events occurred. These units vested upon the completion of our IPO in February 2018 resulting in a non-cash expense of $0.5 million.

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
A summary of the change in carrying amount of the outstanding redeemable convertible preferred stock is as follows (in thousands):

	Series G’ Stock		Series G Stock
	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,296	$44,672	346	$5,110
Accretion of redeemable convertible preferred stock	—	—	—	108
Conversion of preferred stock to common stock	(1,296)	(44,672)	(346)	(5,218)
Balance — June 30, 2018	—	$—	—	$—

	Series F-R Stock		Series E-R Stock		Series D-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,199	$58,449	795	$29,972	1,396	$32,728
Accretion of redeemable convertible preferred stock	—	38	—	1	—	7
Conversion of preferred stock to common stock	(1,199)	(58,487)	(795)	(29,973)	(1,396)	(32,735)
Balance — June 30, 2018	—	$—	—	$—	—	$—

	Series C-R Stock		Series B-R Stock		Series A-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,508	$18,366	2,247	$5,288	1,857	$1,852
Accretion of redeemable convertible preferred stock	—	3	—	—	—	—
Conversion of preferred stock to common stock	(1,508)	(18,369)	(2,247)	(5,288)	(1,857)	(1,852)
Balance — June 30, 2018	—	$—	—	$—	—	$—

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
6.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table summarizes our liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrants	$—	$—	$2,285	$2,285
Common stock warrants	—	—	7,945	7,945
Convertible promissory notes	—	—	—	—
Total liabilities	$—	$—	$10,230	$10,230

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrants	$—	$—	$—	$—
Common stock warrants	—	—	16,055	16,055
Convertible promissory notes	—	—	—	—
Total liabilities	$—	$—	$16,055	$16,055
Instruments Recorded at Fair Value Using Level 3 Inputs
Our redeemable convertible preferred stock warrants, common stock warrants issued in connection with the Series G Stock financing and our convertible promissory notes are measured and recorded at fair value on a recurring basis using Level 3 inputs. The table below provides a roll forward of the changes in fair value of Level 3 financial instruments (in thousands):

	Preferred Stock Warrants	Common Stock Warrants	Convertible Promissory Notes
Balance at December 31, 2016	$2,197	$—	$72,332
Conversion of convertible promissory notes to Series G’ preferred stock	—	—	(44,672)
Conversion of convertible promissory notes to common stock	—	—	(24,392)
Accrued interest on convertible promissory notes	—	—	1,701
Issuance of common stock warrants	—	7,452	—
Changes in fair value	97	1,696	(4,969)
Balance at June 30, 2017	$2,294	$9,148	$—

	Preferred Stock Warrants	Common Stock Warrants	Convertible Promissory Notes
Balance at December 31, 2017	$2,285	$7,945	$—
Changes in fair value	(549)	8,110	—
Conversion of preferred stock warrants to common stock warrants	(1,736)	—	—
Balance at June 30, 2018	$—	$16,055	$—
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
The following table summarizes key assumptions used in the PWERM for estimating the fair value of our redeemable convertible preferred stock warrant liability:

June 30, 2017
Weighted-average cost of capital applicable to preferred stock warrants	20%
Discount for lack of marketability	6% to 11%
Volatility	54%
Risk-free interest rate	0.9% to 1.2%
Preferred Stock Warrants
A summary of our preferred stock warrants is as follows (in thousands, except per share amounts):

				Warrants outstanding
Preferred Series	Grant date	Expiration date	Exercise price	December 31, 2017	June 30, 2018
Series B-R	2/26/2010	2/25/2020	$2.36	59	—
Series D-R	9/21/2012	9/20/2022	$23.64	38	—
Series D-R	9/21/2012	9/20/2022	$23.64	13	—
Total				110	—

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
Subsequent to our IPO, the fair value of the common stock warrant liability is estimated based on the fair market value of our common stock at each reporting period, discounted from the date of settlement, which is expected to be 180 days following the date of our IPO. The valuation as of June 30, 2018 was determined to be $16.1 million. As a result, during the six months ended June 30, 2018, we recorded a non-cash loss of $8.1 million related to the change in fair value of our common stock warrant liability.
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

February 8, 2018
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
8.     COMMITMENTS AND CONTINGENCIES
FI Implementation Costs
Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to FI partners are included in deferred FI implementation costs on our condensed consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in FI Share and other third-party costs on our condensed consolidated statements of operations and is presented in amortization and impairment of deferred FI implementation costs on our condensed consolidated statement of cash flows. Certain of these agreements provide for future reductions in FI Share due to the FI partner. These reductions in FI Share are recorded as a reduction to deferred implementation costs and also result in a cumulative adjustment to accumulated amortization. Reductions to FI Share in the second half of 2018 and full year 2019 are expected to total $2.7 million and $4.6 million, respectively. Unearned amounts not yet paid to FI partners totaled $7.0 million as of June 30, 2018.
The following table presents changes in deferred FI implementation costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Beginning balance	$7,097	$12,119	$8,451	$13,625
Deferred costs	3,000	2,000	3,000	2,250
Recoveries through FI Share	(989)	(1,348)	(1,952)	(2,692)
Amortization	(354)	(346)	(745)	(758)
Ending balance	$8,754	$12,425	$8,754	$12,425
During the three and six months ended June 30, 2017, we accrued expenses totaling $1.5 million and $3.0 million, respectively, related to an expected shortfall in meeting a 2017 minimum FI Share commitment recorded in FI Share and other third-party costs on our consolidated statement of operations. In the third quarter of 2017, we amended the agreement with the FI partner and removed the 2017 minimum FI Share commitment, resulting in a reversal of our $3.0 million accrued shortfall recorded as of June 30, 2017.

We have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of June 30, 2018.
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
9.     EARNINGS PER SHARE
The computations of the numerators and denominators of diluted net loss per share attributable to common stockholders are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Numerator:
Net loss attributable to common stockholders, basic	$(5,437)	$(13,053)	$(18,144)	$(33,265)
Plus: Interest expense on convertible promissory notes	388	—	—	—
Less: Change in fair value of convertible promissory notes-related parties	(8,436)	—	—	—
Net loss attributable to common stockholders, diluted	$(13,485)	$(13,053)	$(18,144)	$(33,265)

Denominator:
Weighted-average common shares outstanding, basic	3,221	20,300	2,935	16,716
Plus: Dilutive convertible promissory notes	654	—	—	—
Weighted-average common shares outstanding, diluted	3,875	20,300	2,935	16,716

Net loss per share attributable to common stockholders, diluted	$(3.48)	$(0.64)	$(6.18)	$(1.99)
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	June 30,
	2017	2018
Redeemable convertible preferred stock:
Series A-R	1,857	—
Series B-R	2,247	—
Series C-R	1,508	—
Series D-R	1,396	—
Series E-R	795	—
Series F-R	1,199	—
Series G	346	—
Series G’	1,296	—
Common stock options	2,342	2,232
Common stock warrants	1,245	868
Common stock warrants issuable pursuant to Series G Stock financing	628	751
Redeemable convertible preferred stock warrants	110	—
Restricted stock units	—	1,232
Restricted securities units	37	—
Common stock issuable pursuant to the ESPP	—	95
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
During the second quarter of 2018, we began a strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct. At this time, we have not yet determined what impact this strategic change will have on our reportable segment structure.

The following table provides information regarding our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Cardlytics Direct:
Adjusted contribution	$11,428	$16,240	$20,868	$30,462
Plus: FI Share and other third-party costs (1)	17,519	18,858	32,533	36,757
Revenue	$28,947	$35,098	$53,401	$67,219
Other Platform Solutions:
Adjusted contribution	$2,058	$(71)	$3,213	$(69)
Plus: FI Share and other third-party costs (1)	1,807	543	3,079	1,133
Revenue	$3,865	$472	$6,292	$1,064
Total:
Adjusted contribution	$13,486	$16,169	$24,081	$30,393
Plus: FI Share and other third-party costs (1)	19,326	19,401	35,612	37,890
Revenue	$32,812	$35,570	$59,693	$68,283

(1)
FI Share and other third party costs presented above excludes non-cash equity expense and amortization and impairment of deferred FI implementation costs, which are detailed below in our reconciliation of loss before income taxes to adjusted contribution.

Adjusted Contribution
Adjusted contribution represents our revenue less FI Share and other third-party costs excluding non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs. During the first quarter of 2018, we refined our definition of adjusted contribution used by our chief operating decision makers to exclude the impact of non-cash charges related to the issuance of equity to our FI partners and the impact of amortization and impairment of deferred FI implementation costs. We believe these changes are warranted and appropriate since these investments are expected to yield meaningful long-term relationships with our FI partners and provide incentive for our FI partners to invest in the user interfaces that complement our platform. We have recast all historical disclosures of adjusted contribution for the periods presented.
The following table presents a reconciliation of loss before income taxes presented in accordance with U.S. GAAP to adjusted contribution (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Adjusted contribution	$13,486	$16,169	$24,081	$30,393
Minus:
Non-cash equity expense included in FI Share	—	—	—	2,519
Amortization of deferred FI implementation costs	354	346	745	758
Delivery costs	1,896	2,559	3,449	4,502
Sales and marketing expense	7,920	10,247	15,152	18,463
Research and development expense	3,093	4,888	6,106	8,347
General and administration expense	4,773	8,979	9,462	15,561
Depreciation and amortization expense	767	784	1,532	1,694
Total other income (expense)	(4,669)	1,419	746	11,657
Loss before income taxes	$(648)	$(13,053)	$(13,111)	$(33,108)

The following table provides geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenue:
United States	$29,080	$30,735	$53,765	$59,722
United Kingdom	3,732	4,835	5,928	8,561
Total	$32,812	$35,570	$59,693	$68,283

	December 31, 2017	June 30, 2018
Property and equipment:
United States	$6,813	$7,453
United Kingdom	506	376
Total	$7,319	$7,829
Capital expenditures within the United Kingdom was $0.3 million and less than $0.1 million during the six months ended June 30, 2017 and 2018, respectively.
11.     SUBSEQUENT EVENTS
On August 7, 2018, we entered into Hosted Technology Services Schedule Two (the “Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Wells Fargo customers. The initial term of the Agreement ends on July 1, 2022. Wells Fargo may terminate the Agreement at any time upon 180 days’ written notice. We will share revenue that we generate from the sale of advertising within the Wells Fargo digital channels with Wells Fargo.
In connection with the issuance of our Series G redeemable convertible preferred stock, we issued warrants to purchase an aggregate number of shares of our common stock, which was determined based on the volume weighted average closing price of our common stock for the 30 trading days up to and including August 7, 2018. Based on this calculation, the warrants allow for the purchase of 792,434 shares of common stock at an exercise price of $0.0004 per share. All warrants were subsequently exercised, resulting in the issuance of 792,434 shares of our common stock.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses and tax position; continued enhancements of our platform and new product offerings; our future financial and business performance; anticipated reductions to FI Share payments and anticipated FI Share commitment shortfalls. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Cardlytics makes marketing more relevant and measurable through our purchase intelligence platform. Our partnerships with financial institutions ("FIs") provide us with access to their anonymized purchase data and online banking customers. By applying advanced analytics to this purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We are a partner to more than 2,000 FIs, including Bank of America, National Association ("Bank of America"); PNC Bank National Association ("PNC"); Branch Banking and Trust Company; SunTrust Banks, Inc.; Lloyds TSB Bank plc; Santander UK plc; and several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs.
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
During the first quarter of 2018, we launched a pilot implementation of Cardlytics Direct with Wells Fargo & Company ("Wells Fargo"), directed at Wells Fargo customers located in Miami, Florida; Charlotte, North Carolina and San Francisco, California. This pilot ended in July 2018. On August 7, 2018, we entered into Hosted Technology Services Schedule Two (the “Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Wells Fargo customers. The initial term of the Agreement ends on July 1, 2022. Wells Fargo may terminate the Agreement at any time upon 180 days’ written notice. The Company will share revenue that it generates from the sale of advertising within the Wells Fargo digital channels with Wells Fargo.
As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of monthly active users ("FI MAUs") contributed by any FI partner is indicative of our level of dependence on such FI partner. During both the six months ended June 30, 2017 and 2018, our largest FI partner, Bank of America, contributed 50% and 51% of our total FI MAUs, Digital Insight Corporation, a subsidiary of NCR Corporation ("Digital Insight") contributed 11% and 10% of our total FI MAUs and PNC contributed 8% and 11% of our total FI MAUs, respectively.

We have experienced rapid growth in our revenue since inception. Revenue from sales of Cardlytics Direct, which excludes consumer incentives, was $53.4 million and $67.2 million for the six months ended June 30, 2017 and 2018, respectively, representing a growth rate of 26%. Net loss for the six months ended June 30, 2017 and 2018 totaled $13.1 million and $33.1 million, respectively. Our historical losses have been driven by our substantial investments in our platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. Our net loss for the six months ended June 30, 2017 includes a $5.0 million non-cash gain related to the change in fair value of our convertible promissory notes and a $1.8 million non-cash charge on the change in fair value of our warrant liabilities. Our net loss for the six months ended June 30, 2018 includes a $7.6 million non-cash charge related to the change in fair value of our warrant liabilities, a $2.5 million non-cash expense related to the vesting of warrants issued to an FI partner that accelerated upon our initial public offering ("IPO") and $6.9 million of stock-based compensation expense related to performance-based restricted share units granted in 2018.
FI Partner Commitments
Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Unearned amounts not yet paid to FI partners totaled $7.0 million as of June 30, 2018. Certain of these agreements provide for future reductions in FI Share due to the FI partner. Reductions to FI Share payments in the second half of 2018 and full year 2019 are expected to total $2.7 million and $4.6 million, respectively.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of June 30, 2018. We currently expect the milestones to be met within the next 3 to 9 months and expect a FI Share commitment shortfall of between $4.0 million and $6.0 million. Since the expected shortfall will be accrued during the 12-month commitment period, we estimate that a majority of the expense will be recognized during 2019.
During the three and six months ended June 30, 2017, we accrued expenses totaling $1.5 million and $3.0 million, respectively, related to an expected shortfall in meeting a 2017 minimum FI Share commitment recorded in FI Share and other third-party costs on our consolidated statement of operations. In the third quarter of 2017, we amended the agreement with the FI partner and removed the 2017 minimum FI Share commitment, resulting in a reversal of our $3.0 million accrued shortfall recorded as of June 30, 2017.
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the issuance of our Series G redeemable convertible preferred stock, we issued warrants to purchase an aggregate number of shares of our common stock, which was determined based on the volume weighted average closing price of our common stock for the 30 trading days up to and including August 7, 2018. Based on this calculation, the warrants allow for the purchase of 792,434 shares of common stock at an exercise price of $0.0004 per share. All warrants were subsequently exercised, resulting in the issuance of 792,434 shares of our common stock.
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
Other Platform Solutions
We also generate revenue from our Other Platform Solutions offerings. Our Other Platform Solutions enable marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. For example, we use purchase intelligence to help marketers measure the impact of marketing campaigns outside of the Cardlytics Direct channel on in-store and online sales. To the extent that we use purchase intelligence derived from a specific FI customer’s anonymized purchase data in the delivery of our Other Platform Solutions, we pay the applicable FI an FI Share calculated based on the relative contribution of the data provided by the FI to the overall delivery of the solutions. In order to test the efficacy of our Other Platform Solutions, we historically used programmatic vendors to run marketing campaigns outside of the Cardlytics Direct channel, and thereby delivered our Other Platform Solutions primarily as a managed service. This allowed us to gain valuable expertise in leveraging our purchase intelligence outside the banking channel. With regard to delivery of our Other Platform Solutions as a managed service, we charged marketers a fee based on the number of impressions that we delivered for their marketing campaign, calculated on a cost per thousand impressions ("CPM") basis. For the six months ended June 30, 2017 and 2018, our Other Platform Solutions revenue was $6.3 million and $1.1 million, respectively. Revenue from Other Platform Solutions delivered as a managed service represented a significant majority of our total Other Platform Solutions revenue until it was discontinued on July 31, 2017.

During the second quarter of 2018, we began a strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial revenue from Other Platform Solutions for the foreseeable future, and we expect our overall Other Platforms Solutions revenue to decline in future periods compared to prior periods. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct.
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

Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands, except ARPU)
FI MAUs	53,734	58,808	52,824	58,746
ARPU	$0.54	$0.60	$1.01	$1.14
Adjusted contribution(1)	$13,486	$16,169	$24,081	$30,393
Adjusted EBITDA(1)	$(2,824)	$(2,164)	$(7,736)	$(5,240)

(1)
Adjusted contribution and Adjusted EBITDA includes the impact of an accrued expense totaling $1.5 million and $3.0 million during the three and six months ended June 30, 2017, respectively, related to an expected shortfall in meeting a minimum FI Share commitment. There was no corresponding accrued expense during the three and six months ended June 30, 2018

Monthly Active Users
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
We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Nevertheless, our use of adjusted contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Other companies, including companies in our industry that have similar business arrangements, may address the impact of FI Share and other third-party costs differently. See Note 10—Segments  to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further details on our adjusted contribution by segment. You should consider adjusted contribution alongside our other GAAP financial results.
The following table presents a reconciliation of adjusted contribution to revenue, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Revenue	$32,812	$35,570	$59,693	$68,283
Minus:
FI Share and other third-party costs(1)	19,326	19,401	35,612	37,890
Adjusted contribution(2)	$13,486	$16,169	$24,081	$30,393

(1)
FI Share and other third-party costs presented above excludes non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs, which are detailed below in our reconciliation of GAAP net loss to non-GAAP adjusted EBITDA.

(2)
Adjusted contribution includes the impact of an accrued expense totaling $1.5 million and $3.0 million during the three and six months ended June 30, 2017, respectively, related to an expected shortfall in meeting a minimum FI Share commitment. There was no corresponding accrued expense during the three and six months ended June 30, 2018

Adjusted EBITDA
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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Net loss	$(648)	$(13,053)	$(13,111)	$(33,108)
Plus:
Interest expense, net	2,020	992	4,664	2,741
Depreciation and amortization expense	767	784	1,532	1,694
Stock-based compensation expense	1,242	8,345	2,225	11,245
Non-cash equity expense included in FI Share	—	—	—	2,519
Change in fair value of warrant liabilities	1,466	(1,611)	1,793	7,561
Change in fair value of convertible promissory notes	(7,575)	—	(4,969)	—
Foreign currency (gain) loss	(579)	1,109	(744)	426
Loss on extinguishment of debt	—	924	—	924
Costs associated with financing events	129	—	129	—
Amortization and impairment of deferred FI implementation costs	354	346	745	758
Adjusted EBITDA(1)	$(2,824)	$(2,164)	$(7,736)	$(5,240)

(1)
Adjusted EBITDA includes the impact of an accrued expense totaling $1.5 million and $3.0 million during the three and six months ended June 30, 2017, respectively, related to an expected shortfall in meeting a minimum FI Share commitment. There was no corresponding accrued expense during the three and six months ended June 30, 2018.

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
FI Share and Other Third-Party Costs
FI Share and other third-party costs consist primarily of the FI Share that we pay our FI partners, media and data costs. FI Share and other third-party costs also include the amortization or impairment of deferred implementation costs incurred pursuant to our agreements with certain FI partners and any incremental costs due to FIs as part of revenue commitment arrangements, as well as non-cash expense that we may incur from time to time upon the vesting of warrants issued to FI partners. Please see the section entitled “FI Partner Commitments” above for certain trends we anticipate in the near term relating to certain FI partner commitments.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and expenses recorded in connection with the extinguishment of debt.

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
Results of Operations
The following table sets forth our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
REVENUE	$32,812	$35,570	$59,693	$68,283
COSTS AND EXPENSES:
FI Share and other third-party costs	19,680	19,747	36,357	41,167
Delivery costs(1)	1,896	2,559	3,449	4,502
Sales and marketing expense(1)	7,920	10,247	15,152	18,463
Research and development expense(1)	3,093	4,888	6,106	8,347
General and administrative expense(1)	4,773	8,979	9,462	15,561
Depreciation and amortization expense	767	784	1,532	1,694
Total costs and expenses	38,129	47,204	72,058	89,734
OPERATING LOSS	(5,317)	(11,634)	(12,365)	(21,451)
OTHER INCOME (EXPENSE):
Interest expense, net	(2,020)	(992)	(4,664)	(2,741)
Change in fair value of warrant liabilities, net	(1,466)	1,611	(1,793)	(7,561)
Change in fair value of convertible promissory notes	(861)	—	(1,244)	—
Change in fair value of convertible promissory notes—related parties	8,436	—	6,213	—
Other income (expense), net	580	(2,038)	742	(1,355)
Total other income (expense)	4,669	(1,419)	(746)	(11,657)
LOSS BEFORE INCOME TAXES	(648)	(13,053)	(13,111)	(33,108)
INCOME TAX BENEFIT	—	—	—	—
NET LOSS	$(648)	$(13,053)	$(13,111)	$(33,108)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Delivery costs	$43	$183	$84	$268
Sales and marketing expense	522	2,668	866	3,611
Research and development expense	239	1,756	410	2,226
General and administrative expense	438	3,738	865	5,140
Total stock-based compensation expense	$1,242	$8,345	$2,225	$11,245

The following table sets forth our condensed consolidated statements of operations expressed as a percentage of revenue (certain figures may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
REVENUE	100%	100%	100%	100%
COSTS AND EXPENSES:
FI Share and other third-party costs	60	56	61	60
Delivery costs	6	7	6	7
Sales and marketing expense	24	29	25	27
Research and development expense	9	14	10	12
General and administration expense	15	25	16	23
Depreciation and amortization expense	2	2	3	2
Total costs and expenses	116	133	121	131
OPERATING LOSS	(16)	(33)	(21)	(31)
OTHER INCOME (EXPENSE):
Interest expense, net	(6)	(3)	(8)	(4)
Change in fair value of warrant liabilities, net	(4)	5	(3)	(11)
Change in fair value of convertible promissory notes	(3)	—	(2)	—
Change in fair value of convertible promissory notes—related parties	26	—	10	—
Other income (expense), net	2	(6)	1	(2)
Total other income (expense)	14	(4)	(1)	(17)
LOSS BEFORE INCOME TAXES	(2)	(37)	(22)	(48)
INCOME TAX BENEFIT	—	—	—	—
NET LOSS	(2)%	(37)%	(22)%	(48)%
Comparison of Three and Six Months Ended June 30, 2017 and 2018
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Revenue by solution:
Cardlytics Direct	$28,947	$35,098	$6,151	21%	$53,401	$67,219	$13,818	26%
Other Platform Solutions	3,865	472	(3,393)	(88)	6,292	1,064	(5,228)	(83)
Total revenue	$32,812	$35,570	$2,758	8%	$59,693	$68,283	$8,590	14%
The $6.2 million increase in Cardlytics Direct revenue during three months ended June 30, 2018 compared to the three months ended June 30, 2017 comprised a $5.9 million increase in sales to existing marketers and a $0.3 million increase in sales to new marketers.
The $13.8 million increase in Cardlytics Direct revenue during six months ended June 30, 2018 compared to the six months ended June 30, 2017 comprised a $12.2 million increase in sales to existing marketers and a $1.6 million increase in sales to new marketers.
Revenue from Other Platform Solutions during the three and six months ended June 30, 2017 consisted substantially of revenue from sales of our Other Platform Solutions delivered as a managed service, which was discontinued as of July 31, 2017.

Costs and Expenses
FI Share and Other Third-Party Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
FI Share and other third-party costs by solution:
Cardlytics Direct	$16,006	$18,858	$2,852	18%	$29,511	$36,757	$7,246	25%
FI Share commitment shortfall	1,513	—	(1,513)	n/a	3,022	—	(3,022)	n/a
Total Cardlytics Direct	17,519	18,858	1,339	8	32,533	36,757	4,224	13
Other Platform Solutions	1,807	543	(1,264)	(70)	3,079	1,133	(1,946)	(63)
Other components of FI Share and other third-party costs:
Non-cash equity expense included in FI Share	—	—	—	n/a	—	2,519	2,519	n/a
Amortization and impairment of deferred FI implementation costs	354	346	(8)	(2)%	745	758	13	2
Total FI Share and other third-party costs	$19,680	$19,747	$67	—%	$36,357	$41,167	$4,810	13%
% of revenue	60%	56%			61%	60%
Cardlytics Direct FI Share and other third-party costs, exclusive of accrued expenses related to the expected shortfall in meeting a minimum FI Share commitment, increased by $2.9 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and increased by $7.2 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to increased revenue from sales of Cardlytics Direct.
During the three and six months ended June 30, 2017, we recognized an accrued expense of $1.5 million and $3.0 million, respectively, related to an expected shortfall in meeting a minimum FI Share commitment that was reversed during the third quarter of 2017 when we amended the agreement with the FI partner and removed the commitment.
Other Platform Solutions FI Share and other third-party costs decreased during the three and six months ended June 30, 2018 primarily due to a decline in media and data costs and FI Share as we discontinued delivering Other Platform Solutions as a managed service as of July 31, 2017.
Warrants to purchase shares of common stock vested upon the completion of our IPO in February 2018, resulting in a non-cash expense of $2.5 million based on the vesting-date fair value of our common stock underlying these warrants. Since the performance conditions were directly related to revenue-producing activities, we recognized this non-cash expense in FI Share and other third-party costs on our condensed consolidated statement of operations. See Note 6—Fair Value Measurements to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for additional information regarding the valuation of the warrants that vested upon our IPO.

Delivery Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Delivery costs	$1,896	$2,559	$663	35%	$3,449	$4,502	$1,053	31%
% of revenue	6%	7%			6%	7%
Delivery costs increased by $0.7 million and $1.1 million during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively, primarily due to an increase in personnel costs associated with additional headcount to deliver Cardlytics Direct campaigns.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Sales and marketing expense	$7,920	$10,247	$2,327	29%	$15,152	$18,463	$3,311	22%
% of revenue	24%	29%			25%	27%
Sales and marketing expense increased by $2.3 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a $2.1 million increase in stock-based compensation expense, a $0.1 million increase in personnel costs and a $0.1 million increase in professional fees.
Sales and marketing expense increased by $3.3 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a $2.7 million increase in stock-based compensation expense, a $0.4 million increase in personnel costs, a $0.1 million increase in professional fees and a $0.1 million increase in event sponsorship costs.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Research and development expense	$3,093	$4,888	$1,795	58%	$6,106	$8,347	$2,241	37%
% of revenue	9%	14%			10%	12%
Research and development expense increased by $1.8 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a $1.5 million increase in stock-based compensation expense and a $0.3 million increase in personnel costs associated with higher research and development headcount.
Research and development expense increased by $2.2 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a $1.8 million increase in stock-based compensation expense, a $0.6 million increase in personnel costs associated with higher research and development headcount and a $0.1 million increase in software and data storage costs, partially offset by a $0.4 million decrease in outsourcing costs.

General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
General and administration expense	$4,773	$8,979	$4,206	88%	$9,462	$15,561	$6,099	64%
% of revenue	15%	25%			16%	23%
General and administrative expense increased by $4.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a $3.3 million increase in stock-based compensation expense, a $0.2 million increase in personnel costs associated with higher general and administrative headcount, a $0.4 million increase in professional fees, a $0.2 million increase in software and technology costs and a $0.1 million increase in facilities costs.
General and administrative expense increased by $6.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a $4.3 million increase in stock-based compensation expense, a $0.8 million increase in personnel costs associated with higher general and administrative headcount, a $0.4 million increase in professional fees, a $0.2 million increase in software and technology costs, a $0.1 million increase in travel costs, a $0.1 million in facilities costs and a $0.1 million in other costs.
Depreciation and Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Depreciation and amortization expense	$767	$784	$17	2%	$1,532	$1,694	$162	11%
% of revenue	2%	2%			3%	2%
Depreciation and amortization expense was relatively flat during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and increased by $0.2 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to our suspension of efforts to obtain certain patents, resulting in the write off of deferred patent costs in 2018.
Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Interest expense, net	$(2,020)	$(992)	$1,028	(51)%	$(4,664)	$(2,741)	$1,923	(41)%
% of revenue	(6)%	(3)%			(8)%	(4)%
Interest expense, net decreased $1.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and decreased by $1.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the conversion of our convertible promissory notes into shares of our redeemable convertible preferred stock in May 2017 and lower interest rates under our New Loan Facility. Interest income increased $0.2 million and $0.3 million during the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, respectively, due to increased cash deposits subsequent to our IPO.

Change in Fair Value of Warrant Liabilities

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Change in fair value of warrant liabilities	$(1,466)	$1,611	$3,077	(210)%	$(1,793)	$(7,561)	$(5,768)	322%
% of revenue	(4)%	5%			(3)%	(11)%
Change in fair value of warrant liabilities reflect the changes in the value of our redeemable convertible preferred stock and common stock. Refer to Note 6—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the valuation of our warrant liabilities.
Change in Fair Value of Convertible Promissory Notes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes	$(861)	$—	$861	(100)%	$(1,244)	$—	$1,244	(100)%
% of revenue	(3)%	—%			(2)%	—%
Change in fair value of convertible promissory notes reflects the change in the value of our convertible promissory notes, which was driven by periodic valuations. In May 2017, these convertible promissory notes converted into shares of our redeemable convertible preferred stock. Refer to Note 6—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the valuation of our convertible promissory notes.
Change in Fair Value of Convertible Promissory Notes—Related Parties

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes—related parties	$8,436	$—	$(8,436)	(100)%	$6,213	$—	$(6,213)	(100)%
% of revenue	26%	—%			10%	—%
Change in fair value of convertible promissory notes reflects the change in the value of our convertible promissory notes, which was driven by periodic valuations. In May 2017, these convertible promissory notes converted into shares of our redeemable convertible preferred stock. Refer to Note 6—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the valuation of our convertible promissory notes.
Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Other income (expense), net	$580	$(2,038)	$(2,618)	(451)%	$742	$(1,355)	$(2,097)	(283)%
% of revenue	2%	(6)%			1%	(2)%

Other income (expense), net decreased by $2.6 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and decreased $2.1 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a decrease in the value of the British pound relative to the U.S. dollar. During the three and six months ended June 30, 2018, we also recognized a $0.9 million loss on extinguishment of debt related to the unamortized discount and unamortized debt issuance costs associated with the 2016 Line of Credit and 2016 Term Loan.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	December 31, 2017	June 30, 2018
Cash and cash equivalents (exclusive of restricted cash)	$21,262	$50,468
Accounts receivable, net	48,348	40,488
Working capital	32,490	64,912
We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of June 30, 2018 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts upon which we earn up to a 1.0% annual rate of interest.
Through June 30, 2018, we have incurred accumulated net losses of $301.6 million since inception, including losses of $13.1 million and $33.1 million for the six months ended June 30, 2017 and 2018, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, our initial public offering of our common stock as well as lines of credit and term loans. Through June 30, 2018, we have received net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $66.1 million from our initial public offering. Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.
As of June 30, 2018, we had $50.5 million in unrestricted cash and cash equivalents and $2.5 million of available borrowings under our Line of Credit. As of June 30, 2018, we had $2.3 million in cash and cash equivalents in the U.K. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds. As of June 30, 2018, we had $27.5 million outstanding under our 2018 Line of Credit and $20.0 million outstanding under our 2018 Term Loan.
During the second half of 2018, scheduled development payments to a certain FI partner total $7.0 million offset by recoveries through FI Share payment reductions of $2.7 million. Scheduled reductions in FI Share payments to the FI partner during 2019 total $4.6 million.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of June 30, 2018. We currently expect the milestones to be completed within the next 3 to 9 months and a FI Share commitment shortfall of between $4.0 million and $6.0 million.
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

The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2017	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$22,968	$21,262
Net cash used in operating activities	(6,117)	(12,785)
Net cash used in investing activities	(511)	(2,161)
Net cash from financing activities	23,819	64,206
Effect of exchange rates on cash, cash equivalents and restricted cash	176	(54)
Cash, cash equivalents and restricted cash at end of period	$40,335	$70,468
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
New Loan Facility
On May 21, 2018, we entered into a Loan and Security Agreement with Pacific Western Bank (the “Lender”) consisting of a $30.0 million asset-based revolving line of credit ("2018 Line of Credit") and a $20.0 million term loan ("2018 Term Loan") maturing on May 21, 2020. We used the entire $20.0 million in proceeds from the 2018 Term Loan and an advance of $27.4 million under the 2018 Line of Credit to repay all outstanding obligations under our 2016 Line of Credit and 2016 Term Loan. Upon repayment, both the 2016 Line of Credit and the 2016 Term Loan were terminated.
Under the terms of the New Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $30.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the Lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. As of June 30, 2018, the indicative rate for advances on the 2018 Line of Credit was the prime rate minus 0.75%, or 4.25%. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $30.0 million revolving commitment. We are also required to pay the Lender a one-time success fee of $75,000 in the event that we achieve trailing twelve month revenue of $200.0 million or more at the end of any month after the closing date of the New Loan Facility. Interest accrues on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.25% as of June 30, 2018.
All of our obligations under the New Loan Facility are also secured by a first priority lien on substantially all of our assets. Under the terms of the New Loan Facility, we are required to maintain a deposit of $20.0 million in a blocked account in favor of the Lender as additional security for our payment obligations. The New Loan Facility contains a moving minimum trailing twelve month revenue covenant, which was $127.0 million for the period ended June 30, 2018. The New Loan Facility also requires us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million.
The New Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that include restrictions on mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and restrictions on payments of dividends; in each case subject to specified exceptions.

The New Loan Facility also includes standard events of default, including in the event of a material adverse change. Upon the occurrence of an event of default, the Lender may declare all outstanding obligations immediately due and payable and take such other actions as are set forth in the New Loan Facility and increase the interest rate otherwise applicable to the 2018 Term Loan or advances under the 2018 Line of Credit by an additional 3.00%.
We were in compliance with all financial covenants as of June 30, 2018.
Uses of Funds
Our collection cycles can vary from period to period based on the payment practices of our marketers and their agencies. We are typically obligated to pay Consumer Incentives with respect to our Cardlytics Direct solution by the end of the month following redemption, regardless of whether we have collected payment from a marketer or its agency. We are generally obligated to pay our FI partners’ FI Share by the end of the month following our collection of payment from the applicable marketer or its agency. As a result, timing of cash receipts from our marketers can significantly impact our operating cash flows for any period. Further, the timing of payment of commitments and implementation fees to our FI partners may also result in variability of our operating cash flows for any period.
Our operating cash flows also vary from quarter to quarter due to the seasonal nature of our marketers’ advertising spending. Many marketers tend to devote a significant portion of their marketing budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and reduce marketing spend in the first quarter of the calendar year. Any lag between the timing of our payment of Consumer Incentives and our receipt of payment from marketers and their agencies can exacerbate our need for working capital during the first quarter of the calendar year.
Operating Activities
Cash used in operating activities is primarily driven by our operating losses. We expect that we will continue to use cash from operating activities in 2018 as we invest in our business.
Operating activities used $12.8 million of cash during the six months ended June 30, 2018, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $33.1 million and a $8.3 million payment of paid-in-kind interest on our 2016 Line of Credit and 2016 Term Loan that were extinguished in May 2018, partially offset by $27.7 million of non-cash charges and a $1.0 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, the change in fair value of our warrant liabilities, non-cash interest expense and a $2.5 million non-cash expense related to the vesting of warrants upon completion of our IPO in February 2018. The change in our net operating assets and liabilities was primarily due to a $7.7 million decrease in accounts receivable, a $3.2 million decrease in FI Share liability and a $1.4 million decrease in Consumer Incentive liability resulting from seasonally lower sales during the first and second quarters of 2018 compared to the fourth quarter of 2017, as well as a $1.5 million increase in prepaid expenses and other assets and a $1.1 million decrease in accounts payable and accrued expenses.
Operating activities used $6.1 million of cash during the six months ended June 30, 2017, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $13.1 million partially offset by non-cash charges of $5.1 million and a $1.9 million change in our operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, the change in fair value of our warrant liabilities, the change in fair value of our convertible promissory notes and non-cash interest expense. The change in our net operating assets and liabilities was primarily due to a $6.1 million decrease in accounts receivable, a $0.8 million decrease in FI Share liability and a $0.3 million decrease in Consumer Incentive liability resulting from seasonally lower sales during the first and second quarters of 2017 compared to the fourth quarter of 2016, as well as a $3.0 million increase in deferred FI implementation costs and a $1.7 million decrease in accounts payable and accrued expenses.
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2018 as we continue to invest in and grow our business.

Investing activities used $2.2 million in cash in the six months ended June 30, 2018. Our investing cash flows during this period primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
Investing activities used $0.5 million in cash in the six months ended June 30, 2017. Our investing cash flows during this period primarily consisted of purchases of technology hardware.
Financing Activities
Our cash flows from financing activities have primarily been composed of net proceeds from our borrowings under our debt facilities and the issuance of common and preferred stock.
Financing activities provided $64.2 million in cash during the six months ended June 30, 2018. Our financing activities during this period consisted of net proceeds from our IPO of $70.4 million (gross proceeds of $75.7 million less underwriting discounts and commissions of $5.3 million), offset by payments of equity offering costs of $1.9 million and a net $4.4 million use of cash related to our refinancing in May 2018.
Financing activities provided $23.8 million in cash during the six months ended June 30, 2017. Our financing activities during this period primarily consisted of $12.5 million of borrowings under our 2016 Line of Credit and proceeds of $11.9 million from the issuance of Series G redeemable convertible preferred stock.
Contractual Obligations & Commitments
The following table summarizes our debt payment obligations under the New Loan Facility as of June 30, 2018:

	Less than 1 Year (remaining 2018)	1 to 3 Years (2019 and 2020)	3 to 5 Years (2021 and 2022)	More than 5 Years (thereafter)	Total
	(in thousands)
Debt(1)	$—	$47,477	$—	$—	$47,477

(1)	Amount represents $27.5 million of our 2018 Line of Credit and $20.0 million of our 2018 Term Loan.

As of June 30, 2018, other than as described above, there have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 19, 2018.
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

Recent Accounting Pronouncements
See Note 2—Significant Accounting Policies and Recent Accounting Standards to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.
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
Interest Rate Risk
The interest expense rates on our 2018 Term Loan and 2018 Line of Credit are variable. Interest on the 2018 Term Loan bears an interest rate of the prime rate minus 2.75%. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. The current prime rate is 5.0% and a 10% increase in the current prime rate would, for example, result in a $0.3 million annual increase in interest expense if the maximum borrowable amount under our 2018 Term Loan and 2018 Line of Credit were outstanding for an entire year.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the six months ended June 30, 2017 and 2018, our operating expense would have increased by $0.2 million and $0.3 million, respectively.
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
Our revenue increased by 45% from $77.6 million in 2015 to $112.8 million in 2016 and 16% from $112.8 million in 2016 to $130.4 million in 2017. Our revenue increased 14% from $59.7 million in the six months ended June 30, 2017 to $68.3 million in the six months ended June 30, 2018. We may not be able to sustain revenue growth consistent with our recent history or at all. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, we expect our revenue growth rates to slow in future periods due to a number of factors, which may include slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or banks and credit unions, which we refer to as financial institutions or FIs, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon our Cardlytics Direct solution.
We have historically derived substantially all of our revenue from our Cardlytics Direct solution, our proprietary native bank advertising channel, and expect to continue to derive substantially all of our future revenue from sales of Cardlytics Direct for the foreseeable future. Approximately 83%, 87%, 94% and 98% of our revenue in 2015, 2016, 2017 and the six months ended June 30, 2018, respectively, was derived from sales of Cardlytics Direct. Revenue from our Other Platform Solutions, where we use purchase intelligence outside of the native bank advertising channel, was approximately $13.2 million, $15.0 million, $8.0 million and $1.1 million in 2015, 2016, 2017 and the six months ended June 30, 2018, respectively. Substantially all of our total Other Platform Solutions revenue in each of these periods was derived from sales of our Other Platform Solutions delivered as a managed service until it was discontinued on July 31, 2017. Given that we are now focusing the majority of our efforts and resources to support the growth of Cardlytics Direct, we do not expect to generate substantial revenue from Other Platform Solutions for the foreseeable future. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct. Our operating results could also suffer due to:

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
Our business is substantially dependent on Bank of America, National Association ("Bank of America") and a limited number of other FI partners. We require participation from our FI partners in Cardlytics Direct and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of FI MAUs of any FI partner is indicative of our level of dependence on such FI partner. During 2015, 2016, 2017 and the six months ended June 30, 2018, our largest FI partner, Bank of America, contributed approximately 50%, 47%, 51% and 51% of our total FI MAUs, respectively. Lloyds TSB Bank plc ("Lloyds"), our largest FI partner in the U.K., contributed approximately 9%, 10%, 9% and 9% of our total FI MAUs in 2015, 2016, 2017 and the six months ended June 30, 2018, respectively. Digital Insight Corporation, a subsidiary of NCR Corporation ("Digital Insight"), contributed approximately 15%, 13%, 11% and 10% of our total FI MAUs in 2015, 2016, 2017 and six months ended June 30, 2018, respectively. We anticipate that Bank of America, Lloyds and Digital Insight will contribute a significant portion of our total FI MAUs for the foreseeable future.
In addition, we pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs. During 2015, 2016, 2017 and the six months ended June 30, 2018, Bank of America accounted for 63%, 64%, 63% and 67% of the total FI Share we paid to all FIs, respectively. Lloyds accounted for 11%, 10%, 12% and 10% of the total FI Share we paid to all FIs in 2015, 2016, 2017 and the six months ended June 30, 2018, respectively, and Digital Insight accounted for approximately 10%, 9%, 7% and 5% of the total FI Share we paid to all FIs in 2015, 2016, 2017 and the six months ended June 30, 2018, respectively. We anticipate that Bank of America, Lloyds and Digital Insight will continue to receive a significant portion of our FI Share for the foreseeable future and the loss of Bank of America, Lloyds, Digital Insight or any other significant FI partner would significantly harm our business, results of operations and financial conditions.
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
As of June 30, 2018, we had a network in excess of 2,000 FI partners, but only had direct contractual relationships with 17 of these FI partners. Our other FI partners became part of our network through bank processors and digital banking providers, such as Digital Insight and Fidelity Information Services LLC (“FIS”). While FI partners that were part of our network through our relationships with Digital Insight and FIS contributed approximately 12% of our total number of FI MAUs for the six months ended June 30, 2018, these indirect FI partners represented substantially all of our total FI partners as of June 30, 2018. These indirect FI partners may terminate their relationships with these bank processors or digital banking providers, thereby indirectly terminating their relationships with us, independent of the actual or perceived value of our solutions to them.
Delays in the launch of Cardlytics Direct at JPMorgan Chase or Wells Fargo, or failure to launch at all, may result in our failure to meet expectations with respect to future operating results.
In May 2018, we signed a seven-year agreement for a national launch of Cardlytics Direct with JPMorgan Chase Bank, National Association (“Chase”). In August 2018, we signed a four-year agreement with the initial term expiring on July 1, 2022, for a national launch of Cardlytics Direct with Wells Fargo Bank, National Association (“Wells Fargo”). The implementation of Chase and Wells Fargo may require significant investment in our systems and infrastructure, and we may encounter unforeseen technological issues which could cause delays in the launch, limitations to the scope of the launch or an inability to launch at all. In addition, Chase may terminate the agreement at any time upon 90 days' written notice and Wells Fargo may terminate the agreement at any time upon 180 days' written notice. If the launch of Cardlytics Direct at Chase or Wells Fargo is delayed, limited or terminated, our business, financial condition and operating results could be harmed.
We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.
As of June 30, 2018, our total indebtedness was approximately $47.5 million. On May 21, 2018, we entered into a New Loan Facility with Pacific Western Bank consisting of a $30.0 million asset-based revolving line of credit ("2018 Line of Credit") and a $20.0 million term loan ("2018 Term Loan") maturing on May 21, 2020. As of June 30, 2018, there was approximately $27.5 million and $20.0 million outstanding under the 2018 Line of Credit and 2018 Term Loan, respectively.
Our New Loan Facility is secured by substantially all of our assets and requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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
We are also required under the New Loan Facility to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we may not meet those ratios and tests. These covenants may make it difficult to operate our business. A failure by us to comply with the covenants or financial ratios contained in our New Loan Facility could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, including the occurrence of a material adverse change, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our New Loan Facility. If the indebtedness under our New Loan Facility were to be accelerated, our future financial condition could be materially adversely affected.
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
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of June 30, 2018. In 2017, we paid certain of our FI partners an aggregate of approximately $2.6 million related to 2016 FI Share commitments in excess of the amount of FI Share otherwise payable to such FI partners in the absence of such commitments, and it is possible that we may be required to fund similar shortfalls in future periods. In certain cases, we are also responsible for funding certain development costs for user interface enhancements and implementation costs on behalf of FIs. We paid $11.2 million in 2017 relating to such development and implementation cost commitments and have total commitments of $9.3 million in 2018, $2.3 million of which have been paid as of June 30, 2018. These agreements allow for a total of $5.4 million and $4.6 million to be reimbursed to us through future reductions to FI Share over the course of 2018 and 2019, respectively. To the extent that we are unable to generate revenue from marketers sufficient to offset these FI Share commitments and other obligations, our business, results of operations and financial conditions could be harmed.

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
Our marketer base is concentrated with our top five marketers representing 23% of revenue for each of the years 2015, 2016 and 2017 and 25% for the six months ended June 30, 2018. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
Further, our top five marketers represented 27%, 21%, 24% and 24% of accounts receivable as of December 31, 2015, 2016 and 2017, and June 30, 2018, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could adversely affect our business, results of operations and financial conditions.

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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $40.6 million, $75.7 million, $19.6 million and $33.1 million in 2015, 2016, 2017 and the six months ended June 30, 2018, respectively. As of June 30, 2018, we had an accumulated deficit of $301.6 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We expect our revenue, operating results, cash flows from operations and other key performance metrics to vary from quarter to quarter in part due to the seasonal nature of our marketers’ spending on digital marketing campaigns. For example, many marketers tend to devote a significant portion of their budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and to reduce spend in the first quarter of the calendar year. Seasonality could have a material impact on our revenue, operating results, cash flow from operations and other key performance metrics from period to period.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
In the years 2015, 2016, 2017 and the six months ended June 30, 2018, we derived 11%, 11%, 13% and 13%, respectively, of our revenue outside the U.S. We may continue to expand our international operations as part of our growth strategy. While we have an office in the U.K., substantially all of our operations are located in the U.S. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
We are undergoing rapid growth. As of June 30, 2018, we had 356 employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
As of June 30, 2018, we had four issued patents and are pursuing six additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. Bank of America also has a right to purchase the source code underlying Cardlytics Direct upon the occurrence of specified events, which could compromise the proprietary nature of our platform and/or allow Bank of America to discontinue the use of our solutions. Additionally, other FIs have a right to obtain the source code underlying Cardlytics Direct through the release of source code held in escrow upon the occurrence of specified events, which could compromise the proprietary nature of our platform and/or allow these FIs to discontinue the use of our solutions.

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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $11.10 to an intraday high of $25.71 through June 30, 2018. Factors that may affect the market price of our common stock include:

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
In particular, in May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and permits the use of either the retrospective or modified retrospective transition method. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company,” the Jumpstart our Business Startups Act of 2012, or JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to ASU 2014-09, which will result in ASU 2014-09 becoming applicable to us on January 1, 2019. During the first quarter of 2018, we began assessing the impacts, if any, that this ASU may have on our results of operations, current accounting policies, processes, controls, systems and financial statement disclosures. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method that will result in a cumulative adjustment as of the date of the adoption. We are continuing to assess the impact of this standard on our financial position, results of operations and related disclosures and have not yet determined whether the effect will be material.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Issuances of Common Stock upon the Exercise of Warrants
On May 9, 2018 we issued 52,016 shares of our common stock upon the net exercise of warrants to purchase 59,404 shares of our common stock to one accredited investor.
The issuance of the securities described in the preceding paragraph was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as a transaction by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in this transaction.
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
The net proceeds to us, after deducting underwriting discounts and commission of approximately $5.3 million and offering expenses of approximately $4.3 million, were approximately $66.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated February 8, 2018 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on February 9, 2018.
Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
10.1#	Master Agreement and Schedule #1 to the Master Agreement, dated May 3, 2018 and May 7, 2018, respectively, by and between the Company and JPMorgan Chase Bank, National Association					X
10.2	Loan and Security Agreement, dated as of May 21, 2018, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender					X
21.1	Subsidiaries of the Registrant					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
# Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
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

Cardlytics, Inc.

Date:	August 14, 2018	By:	/s/ Scott D. Grimes
Scott D. Grimes
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2018	By:	/s/ David T. Evans
David T. Evans
Chief Financial Officer (Principal Financial and Accounting Officer)