Form 10-Q
period 2018-09-30
Cardlytics, Inc.
filed 2018-11-13
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, there were 21,411,500 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2017	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$21,262	$47,812
Restricted cash	—	20,000
Accounts receivable, net	48,348	36,822
Other receivables	2,898	3,530
Prepaid expenses and other assets	2,121	3,686
Total current assets	$74,629	$111,850
Long-term assets:
Property and equipment, net	7,319	9,273
Intangible assets, net	528	365
Capitalized software development costs, net	433	1,278
Deferred FI implementation costs, net	13,625	14,203
Other long-term assets, net	4,224	1,104
Total assets	$100,758	$138,073
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$1,554	$2,437
Accrued liabilities:
Accrued compensation	4,638	5,487
Accrued expenses	4,615	3,537
FI Share liability	23,914	20,185
Consumer Incentive liability	7,242	4,830
Deferred billings	132	250
Current portion of long-term debt	44	21
Total current liabilities	$42,139	$36,747
Long-term liabilities:
Deferred liabilities	$3,670	$3,305
Long-term warrant liability	10,230	—
Long-term debt, net of current portion	56,968	46,794
Total liabilities	$113,007	$86,846

See notes to the condensed consolidated financial statements

CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2017	September 30, 2018
Liabilities and stockholders' (deficit) equity
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Series G’ preferred stock, $0.0001 par value—5,339 shares authorized and 1,296 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of September 30, 2018	$44,672	$—
Series G preferred stock, $0.0001 par value—1,385 shares authorized and 346 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of September 30, 2018	5,110	—
Series F-R preferred stock, $0.0001 par value—5,000 shares authorized and 1,199 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of September 30, 2018	58,449	—
Series E-R preferred stock, $0.0001 par value— 7,400 shares authorized and 795 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of September 30, 2018	29,972	—
Series D-R preferred stock, $0.0001 par value—5,787 shares authorized and 1,396 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of September 30, 2018	32,728	—
Series C-R preferred stock, $0.0001 par value—6,032 shares authorized and 1,508 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of September 30, 2018	18,366	—
Series B-R preferred stock, $0.0001 par value—9,596 shares authorized and 2,247 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of September 30, 2018	5,288	—
Series A-R preferred stock, $0.0001 par value—7,528 shares authorized and 1,857 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of September 30, 2018	1,852	—
Total redeemable convertible preferred stock	$196,437	$—
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value—83,000 and 100,000 shares authorized and 3,439 and 21,411 shares issued and outstanding as of December 31, 2017 and September 30, 2018, respectively	$—	$7
Additional paid-in capital	58,693	359,501
Accumulated other comprehensive income	1,066	1,640
Accumulated deficit	(268,445)	(309,921)
Total stockholders’ (deficit) equity	(208,686)	51,227
Total liabilities and stockholders’ (deficit) equity	$100,758	$138,073

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenue	$31,406	$34,582	$91,099	$102,865
Costs and expenses:
FI Share and other third-party costs	14,529	17,982	50,886	59,149
Delivery costs	1,646	3,007	5,095	7,509
Sales and marketing expense	8,302	9,452	23,454	27,915
Research and development expense	3,421	4,097	9,527	12,444
General and administration expense	5,276	7,925	14,738	23,486
Depreciation and amortization expense	771	777	2,303	2,471
Total costs and expenses	33,945	43,240	106,003	132,974
Operating loss	(2,539)	(8,658)	(14,904)	(30,109)
Other income (expense):
Interest expense, net	(1,763)	(254)	(6,427)	(2,995)
Change in fair value of warrant liabilities, net	1,381	801	(412)	(6,760)
Change in fair value of convertible promissory notes	—	—	(1,244)	—
Change in fair value of convertible promissory notes—related parties	—	—	6,213	—
Other income (expense), net	447	(257)	1,189	(1,612)
Total other income (expense)	65	290	(681)	(11,367)
Loss before income taxes	(2,474)	(8,368)	(15,585)	(41,476)
Income tax benefit	—	—	—	—
Net loss	$(2,474)	$(8,368)	$(15,585)	$(41,476)
Adjustments to the carrying value of redeemable convertible preferred stock	(350)	—	(5,383)	(157)
Net loss attributable to common stockholders	$(2,824)	$(8,368)	$(20,968)	$(41,633)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.40)	$(6.68)	$(2.29)
Weighted-average common shares outstanding, basic and diluted	3,542	20,970	3,140	18,150

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net loss	$(2,474)	$(8,368)	$(15,585)	$(41,476)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(374)	202	(942)	574
Total comprehensive loss	$(2,848)	$(8,166)	$(16,527)	$(40,902)

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2018:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2017	3,439	$—	$58,693	$1,066	$(268,445)	$(208,686)
Exercise of common stock options	329	—	1,799	—	—	1,799
Exercise of common stock warrants	1,142	—	—	—	—	—
Stock-based compensation	—	—	16,968	—	—	16,968
Settlement of restricted stock	37	—	—	—	—	—
Issuance of common stock in connection with our IPO	5,821	1	66,100	—	—	66,101
Vesting of common stock warrants	—	—	17,774	—	—	17,774
Conversion of preferred stock to common stock	10,643	6	196,588	—	—	196,594
Conversion of preferred stock warrants to common stock warrants	—	—	1,736	—	—	1,736
Accretion of redeemable convertible preferred stock to redemption value	—	—	(157)	—	—	(157)
Other comprehensive income	—	—	—	574	—	574
Net loss	—	—	—	—	(41,476)	(41,476)
Balance – September 30, 2018	21,411	$7	$359,501	$1,640	$(309,921)	$51,227

Three Months Ended September 30, 2018:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2018	20,316	$7	$336,874	$1,438	$(301,553)	$36,766
Exercise of common stock options	265	—	1,655	—	—	1,655
Exercise of common stock warrants	793	—	—	—	—	—
Stock-based compensation	—	—	5,717	—	—	5,717
Settlement of restricted stock	37	—	—	—	—	—
Vesting of common stock warrants	—	—	15,255	—	—	15,255
Other comprehensive income	—	—	—	202	—	202
Net loss	—	—	—	—	(8,368)	(8,368)
Balance – September 30, 2018	21,411	$7	$359,501	$1,640	$(309,921)	$51,227

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2017:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2016	2,590	$—	$29,867	$2,102	$(248,804)	$(216,835)
Exercise of common stock options	156	—	597	—	—	597
Stock-based compensation	—	—	3,707	—	—	3,707
Issuance of common stock warrants	—	—	312	—	—	312
Deemed dividend related to beneficial conversion feature	—	—	(4,488)	—	—	(4,488)
Beneficial conversion feature of Series G stock	—	—	4,488	—	—	4,488
Conversion of convertible notes	801	—	24,392	—	—	24,392
Accretion of redeemable stock	—	—	(895)	—	—	(895)
Other comprehensive loss	—	—	—	(942)	—	(942)
Net loss	—	—	—	—	(15,585)	(15,585)
Balance – September 30, 2017	3,547	$—	$57,980	$1,160	$(264,389)	$(205,249)

Three Months Ended September 30, 2017:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2017	3,540	$—	$56,815	$1,534	$(261,915)	$(203,566)
Exercise of common stock options	7	—	33	—	—	33
Stock-based compensation	—	—	1,482	—	—	1,482
Accretion of redeemable stock	—	—	(350)	—	—	(350)
Other comprehensive loss	—	—	—	(374)	—	(374)
Net loss	—	—	—	—	(2,474)	(2,474)
Balance – September 30, 2017	3,547	$—	$57,980	$1,160	$(264,389)	$(205,249)

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2018
Operating activities
Net loss	$(15,585)	$(41,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,303	2,471
Amortization of financing costs charged to interest expense	421	255
Accretion of debt discount and non-cash interest expense	5,434	2,326
Stock-based compensation	3,707	16,968
Change in the fair value of warrant liabilities, net	412	6,760
Change in the fair value of convertible promissory notes	1,244	—
Change in the fair value of convertible promissory notes - related parties	(6,213)	—
Other non-cash (income) expense, net	(1,069)	4,136
Amortization of deferred FI implementation costs	1,110	1,136
Settlement of paid-in-kind interest	—	(8,353)
Change in operating assets and liabilities:
Accounts receivable	3,256	10,883
Prepaid expenses and other assets	(1,092)	(1,797)
Deferred FI implementation costs	(6,650)	(5,750)
Recovery of deferred FI implementation costs	3,137	4,036
Accounts payable	(991)	221
Other accrued expenses	(333)	24
FI Share liability	(5,153)	(3,728)
Customer Incentive liability	(509)	(2,412)
Net cash used in operating activities	$(16,571)	$(14,300)
Investing activities
Acquisition of property and equipment	$(971)	$(3,190)
Acquisition of patents	(52)	(14)
Capitalized software development costs	(76)	(981)
Net cash used in investing activities	$(1,099)	$(4,185)
Financing activities
Proceeds from issuance of debt	$12,500	$47,435
Principal payments of debt	(74)	(52,475)
Proceeds from issuance of common stock	597	72,179
Proceeds from issuance of Series G preferred stock	11,940	—
Equity issuance costs	(2,190)	(1,949)
Debt issuance costs	(142)	(48)
Net cash from financing activities	$22,631	$65,142
Effect of exchange rates on cash, cash equivalents and restricted cash	257	(107)
Net increase in cash, cash equivalents and restricted cash	5,218	46,550
Cash, cash equivalents, and restricted cash — Beginning of period	22,968	21,262
Cash, cash equivalents, and restricted cash — End of period	$28,186	$67,812
Supplemental schedule of non-cash investing and financing activities:
Amounts accrued for property and equipment	$—	$1,697
Amounts accrued for capitalized software development costs	$—	$9

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
Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis. Consumer Incentives totaled $14.1 million and $14.0 million during the three months ended September 30, 2017 and 2018 and totaled $42.1 million and $45.9 million during the nine months ended September 30, 2017 and 2018, respectively.

Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held with three financial institutions, which we believe are of high credit quality. We believe that our accounts receivable credit risk exposure is limited as a result of being diversified among a large number of marketers segregated by both geography and industry. Historically, we have not experienced significant write-downs of our accounts receivable. No marketer represented a significant concentration of our accounts receivable as of December 31, 2017 or September 30, 2018. During the nine months ended September 30, 2017 and 2018, a marketer in the U.S. accounted for 7% and 10% of our revenue, respectively. No other marketer accounted for over 10% of revenue during the nine months ended September 30, 2017 and 2018.
Our business is substantially dependent on a limited number of FI partners. We require participation from our FI partners in Cardlytics Direct and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. Our agreements with a substantial majority of our FI partners have terms of three to five years but are generally terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers.
During the nine months ended September 30, 2017 and 2018, our largest FI partner in the U.S. accounted for approximately 63% and 68% of FI Share, respectively. During the nine months ended September 30, 2017 and 2018, an FI partner in the U.K. accounted for 11% and 9% of FI Share, respectively. No other FI partners accounted for over 10% of FI Share during the nine months ended September 30, 2017 and 2018.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash held in checking accounts, upon which we earn up to a 1.0% annual rate of interest as of September 30, 2018. Restricted cash represents deposits held in a blocked account in favor of the lender as additional security for our payment obligations under our 2018 Term Loan, upon which we earn a 0.9% annual rate of interest as of September 30, 2018. See Note 3—Debt, for additional information regarding our 2018 Term Loan.
Cash, cash equivalents and restricted cash as presented on our condensed consolidated statements of cash flows consists of the following (in thousands):

	December 31,		September 30,
	2016	2017	2017	2018
Cash and cash equivalents	$22,838	$21,262	$28,186	$47,812
Restricted cash	130	—	—	20,000
Cash, cash equivalents and restricted cash	$22,968	$21,262	$28,186	$67,812

Deferred Offering Costs
Deferred offering costs consist of incremental costs directly attributable to equity offerings. Deferred offering costs are included in other long-term assets on our condensed consolidated balance sheets. Upon completion of an offering, these amounts are offset against the proceeds of the offering.

	Nine Months Ended September 30,
	2017	2018
Beginning balance	$—	$3,144
Deferred costs	$2,449	$1,135
Recognized against offering proceeds	—	(4,279)
Ending balance	$2,449	$—

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
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing, we issued warrants to purchase shares of our common stock that are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities From Equity due to the terms of the warrants and related agreements. We record these common stock warrant liabilities in our consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in our statements of operations. In August 2018 we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were subsequently exercised, resulting in the issuance of 792,434 shares of our common stock. See Note 6—Fair Value Measurements, for additional information regarding the valuation of the warrants issued in connection with the Series G Stock financing.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the recognition guidance in ASC Topic 605 and most industry specific revenue guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU supersedes most existing GAAP revenue recognition principles, and it permits the use of either the retrospective or modified retrospective transition method. For public entities, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), therefore we will be required to apply this ASU for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Retrospective application will be required for each period presented through either the recasting of the prior periods for the effects of the adoption of this ASU or retrospectively through a cumulative catch up recognized at the date of adoption. During the first quarter of 2018, we began assessing the impacts, if any, that this ASU may have on our results of operations, current accounting policies, processes, controls, systems and financial statement disclosures. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method, which would result in a cumulative adjustment as of the date of the adoption. We also expect to continue to report our revenue on our condensed consolidated statements of operations net of Consumer Incentives and gross of FI Share. We are continuing to assess the impact of this standard on our financial position, results of operations and related disclosures and have not yet determined whether the effect will be material.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC Topic 840, Leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of applying the requirements of the new lease standard in the period of adoption with no restatement to comparative periods. For public entities, this ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, therefore we will be required to adopt this ASU for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Although we are currently evaluating the impact of this guidance on our condensed consolidated financial statements, we expect that most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance.
In August 2018, the SEC issued Release No. 33-10532, Disclosure Update and Simplification, that extends to interim periods the annual disclosure requirement in SEC Regulation S-X, Rule 3-04 of presenting changes in stockholders’ equity. An analysis of changes in stockholders’ equity (deficit) will now be required for the current and comparative quarter-to-date and year-to-date interim periods. In response to this ruling, we have presented consolidated statements of stockholders' equity (deficit) for the three and nine months ended September 30, 2017 and 2018.
3.     DEBT
Our debt consists of the following (in thousands):

	December 31, 2017	September 30, 2018
Lines of credit	$25,081	$26,777
Term loans, net of unamortized discount and debt issuance costs of $1,058 and $25 at December 31, 2017 and September 30, 2018, respectively	31,830	19,975
Capital leases	101	63
Convertible promissory notes (converted into Series G' Stock in May 2017)	—	—
Total debt	$57,012	$46,815
Less current portion of long-term debt	(44)	(21)
Long-term debt, net of current portion	$56,968	$46,794

Accrued interest included in debt totaled $6.2 million and zero as of December 31, 2017 and September 30, 2018, respectively. Interest payments during the during the nine months ended September 30, 2017 and 2018 totaled $0.6 million and $9.2 million, respectively.
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
Under the terms of the New Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $30.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. As of September 30, 2018, the indicative rate for advances on the 2018 Line of Credit was the prime rate minus 0.75%, or 4.50%. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $30.0 million revolving commitment. We are also required to pay the lender a one-time success fee of $75,000 in the event that we achieve trailing twelve month revenue of $200.0 million or more at the end of any month after the closing date of the New Loan Facility. Interest accrues on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.50% as of September 30, 2018.
All of our obligations under the New Loan Facility are also secured by a first priority lien on substantially all of our assets. Under the terms of the New Loan Facility, we are required to maintain a deposit of $20.0 million in a blocked account in favor of the lender as additional security for our payment obligations. The New Loan Facility contains a moving minimum trailing twelve month revenue covenant, which was $130.8 million for the period ended September 30, 2018 . The New Loan Facility also requires us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million.
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
In August 2018, we repaid $0.7 million of the outstanding balance under our 2018 Line of Credit. As of September 30, 2018, we had $3.1 million of unused available borrowings under our 2018 Line of Credit. We were in compliance with all financial covenants as of September 30, 2018.
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
Paid-in-kind interest related to the convertible promissory notes is recognized in interest expense, net on our condensed consolidated statements of operations and totaled $1.7 million during the nine months ended September 30, 2017.
Future Payments
Aggregate future payments of principal and interest due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt	Capital leases	Total debt
2018 (remainder of year)	$—	$6	$6
2019	—	20	20
2020	46,777	24	46,801
2021	—	13	13
Total principal payments	$46,777	$63	$46,840
Less unamortized debt issuance costs	(25)	—	(25)
Less unamortized debt discount	—	—	—
Total debt	$46,752	$63	$46,815

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
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Delivery costs	$62	$203	$146	$471
Sales and marketing expense	524	1,939	1,390	5,550
Research and development expense	281	915	691	3,141
General and administration expense	615	2,666	1,480	7,806
Total stock-based compensation expense	$1,482	$5,723	$3,707	$16,968

Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. A summary of common stock option activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price
Options outstanding — December 31, 2016	2,137	$15.00
Granted	799	23.80
Exercised	(154)	3.84
Forfeited	(145)	17.68
Cancelled	(104)	11.29
Options outstanding — September 30, 2017	2,533	$18.44

	Shares	Weighted-Average Exercise Price
Options outstanding — December 31, 2017	2,514	$18.42
Granted	29	24.24
Exercised	(329)	6.27
Forfeited	(154)	24.99
Canceled	(198)	15.87
Options outstanding — September 30, 2018	1,862	$20.38

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2017 and 2018 was $12.11 and $10.00, respectively. The total fair value of options vested during the nine months ended September 30, 2017 and 2018 was approximately $3.2 million and $5.0 million, respectively. As of September 30, 2018, $7.6 million of unrecognized compensation expense related to unvested options will be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units
A summary of restricted stock unit activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested — December 31, 2017	—	$—
Granted	1,269	20.61
Vested	—	—
Forfeited	(69)	18.07
Canceled	—	—
Unvested — September 30, 2018	1,200	$20.75

During the first quarter of 2018, we granted two separate tranches of performance-based restricted stock units ("PSUs"), each to receive 437,500 shares of common stock, to employees. The vesting of the 875,000 PSUs was contingent upon the completion of our IPO and includes other performance-based conditions. The performance condition in the first tranche will be satisfied if we attain 70.0 million of FI monthly active users ("FI MAUs") within three years of the grant date. The performance condition in the second tranche will be satisfied if we attain 85.0 million of FI MAUs within five years of the grant date. FI MAUs is a performance metric defined within "Management's Discussion and Analysis of Financial Condition and Results of Operations." We recognize stock compensation for these PSUs based upon the expected timing of the achievement of these FI MAU targets. During the nine months ended September 30, 2018, we recognized $10.7 million in stock-based compensation expense related to these PSUs.
During the first quarter of 2018, we granted 335,562 restricted stock units ("RSUs") to employees and our non-employee directors, which have annual vesting periods ranging from one to four years. During the second quarter of 2018, we granted 32,070 RSUs to employees, which have annual vesting periods of four years. During the third quarter of 2018, we granted 26,590 RSUs to employees, which have annual vesting periods of four years.
As of September 30, 2018, there was approximately $12.6 million of unrecognized compensation expense related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of 1.15 years.
Subsequent to September 30, 2018, we granted 40,155 RSUs to employees, which have annual vesting periods of four years. The unamortized stock-based compensation expense related to these RSUs is $0.8 million.
Restricted Securities Units
During 2016, we granted $1.0 million of restricted securities units to certain executives in lieu of cash bonuses. Upon issuance, the restricted securities units were indexed to the convertible promissory notes. As a result of the Series G Stock financing, the restricted securities units became indexed to our Series G’ Stock upon conversion of the convertible promissory notes. Upon the completion of our IPO in February 2018, the restricted securities units became indexed to our common stock.
Vesting requirements include both a service-based condition and a performance-based condition. The service-based condition requires each recipient to remain employed until the earlier of i) the date 6 months from the restricted securities unit grant date, ii) the date of a qualified liquidity event, or iii) date of termination without cause. The performance-based condition requires a sale of the Company or IPO event within a fixed period of time not more than 5 years from the restricted securities units grant date. The restricted securities units are considered liability classified awards, but due to the performance condition relating to sale of the Company or IPO, no compensation cost was recognized until one of these events occurred. These units vested upon the completion of our IPO in February 2018 resulting in a non-cash expense of $0.5 million and were settled upon the delivery of 37,406 shares of our common stock in August 2018.

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
A summary of the change in carrying amount of the outstanding redeemable convertible preferred stock is as follows (in thousands):

	Series G’ Stock		Series G Stock
	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,296	$44,672	346	$5,110
Accretion of redeemable convertible preferred stock	—	—	—	108
Conversion of preferred stock to common stock	(1,296)	(44,672)	(346)	(5,218)
Balance — September 30, 2018	—	$—	—	$—

	Series F-R Stock		Series E-R Stock		Series D-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,199	$58,449	795	$29,972	1,396	$32,728
Accretion of redeemable convertible preferred stock	—	38	—	1	—	7
Conversion of preferred stock to common stock	(1,199)	(58,487)	(795)	(29,973)	(1,396)	(32,735)
Balance — September 30, 2018	—	$—	—	$—	—	$—

	Series C-R Stock		Series B-R Stock		Series A-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,508	$18,366	2,247	$5,288	1,857	$1,852
Accretion of redeemable convertible preferred stock	—	3	—	—	—	—
Conversion of preferred stock to common stock	(1,508)	(18,369)	(2,247)	(5,288)	(1,857)	(1,852)
Balance — September 30, 2018	—	$—	—	$—	—	$—

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
In February 2017, we amended and restated our certificate of incorporation reducing the authorized number of shares of our redeemable convertible preferred stock to 82,683,212 and canceled Series A Stock, Series B Stock, Series C Stock, Series D Stock, Series E Stock and Series F Stock. Pursuant to our convertible promissory note financing, these series of preferred stock were either exchanged for shares of replacement preferred stock with rights and preferences equal to their corresponding original series or converted to common stock.
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
Conversion of Convertible Promissory Notes into Series G’ Stock
In connection with the Series G Stock financing in May 2017, certain convertible promissory notes converted into 1,295,746 shares of Series G’ redeemable convertible preferred stock, par value $0.0001 per share (“Series G’ Stock”), at a price per share of $27.58.
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing, we issued warrants to purchase an aggregate of number of shares of common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants vest and become exercisable and the denominator of which is such volume weighted average closing price, which warrants will become vested and exercisable upon the earlier to occur of the date (i) August 8, 2018, which is 180 days following the date of our IPO and (ii) 10 days prior to a sale of our company, at an exercise price of $0.0004 per share. In August 2018 we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were immediately exercised. See Note 6—Fair Value Measurements, for additional information regarding the valuation of the warrants issued in connection with the Series G Stock financing.
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

6.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table summarizes our liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrants	$—	$—	$2,285	$2,285
Common stock warrants	—	—	7,945	7,945
Convertible promissory notes	—	—	—	—
Total liabilities	$—	$—	$10,230	$10,230

September 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrants	$—	$—	$—	$—
Common stock warrants	—	—	—	—
Convertible promissory notes	—	—	—	—
Total liabilities	$—	$—	$—	$—

Instruments Recorded at Fair Value Using Level 3 Inputs
Our redeemable convertible preferred stock warrants, common stock warrants issued in connection with the Series G Stock financing and our convertible promissory notes are measured and recorded at fair value on a recurring basis using Level 3 inputs. The table below provides a roll forward of the changes in fair value of Level 3 financial instruments (in thousands):

	Preferred Stock Warrants	Common Stock Warrants	Convertible Promissory Notes
Balance at December 31, 2016	$2,197	$—	$72,332
Conversion of convertible promissory notes to Series G’ preferred stock	—	—	(44,672)
Conversion of convertible promissory notes to common stock	—	—	(24,392)
Accrued interest on convertible promissory notes	—	—	1,701
Issuance of common stock warrants	—	7,452	—
Changes in fair value	(119)	531	(4,969)
Balance at September 30, 2017	$2,078	$7,983	$—

	Preferred Stock Warrants	Common Stock Warrants	Convertible Promissory Notes
Balance at December 31, 2017	$2,285	$7,945	$—
Changes in fair value	(549)	7,309	—
Conversion of preferred stock warrants to common stock warrants	(1,736)	—	—
Exercise of common stock warrants	—	(15,254)	—
Balance at September 30, 2018	$—	$—	$—

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
The following table summarizes key assumptions used in the PWERM for estimating the fair value of our redeemable convertible preferred stock warrant liability:

September 30, 2017
Weighted-average cost of capital applicable to preferred stock warrants	21%
Discount for lack of marketability	7% to 13%
Volatility	55%
Risk-free interest rate	1.2% to 1.4%

Preferred Stock Warrants
A summary of our preferred stock warrants is as follows (in thousands, except per share amounts):

				Warrants outstanding
Preferred Series	Grant date	Expiration date	Exercise price	December 31, 2017	September 30, 2018
Series B-R	2/26/2010	2/25/2020	$2.36	59	—
Series D-R	9/21/2012	9/20/2022	$23.64	38	—
Series D-R	9/21/2012	9/20/2022	$23.64	13	—
Total				110	—

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
Subsequent to our IPO, the fair value of the common stock warrant liability was estimated based on the fair market value of our common stock at each reporting period, discounted from the date of settlement. In August 2018 we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were subsequently exercised, resulting in the issuance of 792,434 shares of our common stock. As a result of change in fair value of the common stock warrant liability, we recognized a non-cash gain of $1.2 million during the three months ended September 30, 2017 and a non-cash gain of $0.8 million during the three months ended September 30, 2018.
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

Related Party	Shares of Series G Preferred Stock	Shares of Series G’ Preferred Stock	Shares of Common Stock	Warrants to Purchase Common Stock
Entities affiliated with Aimia, Inc.(1)	—	382	801	—
Entities affiliated with Polaris Venture Partners(2)	29	212	—	66
Canaan VIII L.P.(3)	54	260	—	123
Entities affiliated with Discovery Capital(4)	—	106	—	—
Scott D. Grimes	—	26	—	—
Lynne M. Laube	—	14	—	—
Entities affiliated with Mark A. Johnson(5)	35	15	—	80
John Klinck	6	—	—	13
David Adams	3	—	—	7

(1)
Consists of 159,207 shares of Series G’ redeemable convertible preferred stock issued to Aeroplan Holdings Europe Sàrl, 223,020 shares of Series G’ redeemable convertible preferred stock issued to Aimia EMEA Limited and 801,329 shares of common stock issued to Aimia EMEA Limited.

(2)
Consists of 27,988 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners V, L.P. (“PVP V”), 205,020 shares of Series G’ redeemable convertible preferred stock issued to PVP V, 64,038 warrants to purchase common stock issued to PVP V, 545 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Entrepreneurs’ Fund V, L.L. (“PVP EF V”), 3,995 shares of Series G’ redeemable convertible preferred stock issued to PVP EF V, 1,247 warrants to purchase common stock issued to PVP EF V, 191 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Founders’ Fund V, L.P. (“PVP FF V”), 1,404 shares of Series G’ redeemable convertible preferred stock issued to PVP FF V, 438 warrants to purchase common stock issued to PVP FF V, 280 shares of Series G redeemable convertible preferred stock purchased by Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVP SFF V”), 2,050 shares of Series G’ redeemable convertible preferred stock issued to PVP SFF V and 641 warrants to purchase common stock issued to PVP SFF V. Polaris Venture Management Co. V, L.L.C. is a general partner of each of PVP V, PVP EF V, PVP FF V and PVP SFF V and may be deemed to have the sole voting and dispositive power over the shares held by PVP V, PVP EF V, PVP FF V and PVP SFF V. Bryce Youngren, a member of our board of directors, is a Managing Partner of Polaris Partners and may be deemed to share voting and dispositive power over the shares held by PVP V, PVP EF V, PVP FF V and PVP SFF V.

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

(5)
Consists of 15,045 shares of Series G’ redeemable convertible preferred stock issued to TTP Fund II, L.P., 29,005 shares of Series G redeemable convertible preferred stock purchased by TTV Ivy Holdings, LLC, 66,365 warrants to purchase common stock issued to TTV Ivy Holdings, LLC, 5,801 shares of Series G redeemable convertible preferred stock purchased by Mr. Johnson, and 13,273 warrants to purchase common stock issued to Mr. Johnson. TTV Capital is a provider of management services to TTP GP II, LLC, which is a general partner of TTP Fund II, L.P. TTV Capital is the manager of TTV Ivy Holdings Manager, LLC, which is the general partner of TTV Ivy Holdings, LLC. Mark A. Johnson, a member of our board of directors, is a member of each of TTP GP II, LLC and TTV Ivy Holdings Managers, LLC and holds the title of partner of TTV Capital, and may be deemed to share voting and dispositive power over the shares held by TTP Fund II L.P. and TTV Ivy Holdings, LLC.

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
8.     COMMITMENTS AND CONTINGENCIES
FI Implementation Costs
Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to FI partners are included in deferred FI implementation costs on our condensed consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in FI Share and other third-party costs on our condensed consolidated statements of operations and is presented in amortization and impairment of deferred FI implementation costs on our condensed consolidated statement of cash flows. Certain of these agreements provide for future reductions in FI Share due to the FI partner. These reductions in FI Share are recorded as a reduction to deferred implementation costs and also result in a cumulative adjustment to accumulated amortization. Scheduled amounts not yet paid to FI partners totaled $3.5 million as of September 30, 2018.
The following table presents changes in deferred FI implementation costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Beginning balance	$8,754	$12,425	$8,451	$13,625
Deferred costs	3,650	3,500	6,650	5,750
Recoveries through FI Share	(1,185)	(1,344)	(3,137)	(4,036)
Amortization	(365)	(378)	(1,110)	(1,136)
Ending balance	$10,854	$14,203	$10,854	$14,203

During the first half of 2017, we accrued expenses totaling $3.0 million related to an expected shortfall in meeting a 2017 minimum FI Share commitment recorded in FI Share and other third-party costs on our consolidated statement of operations. In the third quarter of 2017, we amended the agreement with the FI partner and removed the 2017 minimum FI Share commitment, resulting in a non-cash gain of $3.0 million that was recognized upon the reversal of the accrued shortfall.
We have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of September 30, 2018. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
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
9.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the nine months ended September 30, 2017 and 2018 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands:

	September 30,
	2017	2018
Redeemable convertible preferred stock:
Series A-R	1,857	—
Series B-R	2,247	—
Series C-R	1,508	—
Series D-R	1,396	—
Series E-R	795	—
Series F-R	1,199	—
Series G	346	—
Series G’	1,296	—
Common stock options	2,533	1,862
Common stock warrants	1,245	868
Common stock warrants issuable pursuant to Series G Stock financing	639	—
Redeemable convertible preferred stock warrants	110	—
Restricted stock units	—	1,200
Common stock issuable pursuant to the ESPP	—	151

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
Revenues can be directly attributable to each segment. With the exception of a non-cash equity expense and the amortization and impairment of deferred FI implementation costs, FI Share is also directly attributable to each segment. Our chief operating decision makers allocate resources to, and evaluate the performance of, our operating segments based on revenue and adjusted contribution. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies.
In early 2018, we began a strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct. At this time, we have not yet determined what impact this strategic change will have on our reportable segment structure.
The following table provides information regarding our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Cardlytics Direct:
Adjusted contribution(2)(3)	$16,805	$16,906	$37,673	$47,368
Plus: FI Share and other third-party costs (1)	13,409	17,514	45,942	54,271
Revenue	$30,214	$34,420	$83,615	$101,639
Other Platform Solutions:
Adjusted contribution	$437	$72	$3,650	$3
Plus: FI Share and other third-party costs (1)	755	90	3,834	1,223
Revenue	$1,192	$162	$7,484	$1,226
Total:
Adjusted contribution(2)(3)	$17,242	$16,978	$41,323	$47,371
Plus: FI Share and other third-party costs (1)	14,164	17,604	49,776	55,494
Revenue	$31,406	$34,582	$91,099	$102,865

(1)
FI Share and other third party costs presented above excludes a non-cash equity expense and amortization and impairment of deferred FI implementation costs, which are detailed below in our reconciliation of U.S. GAAP loss before income taxes to non-GAAP adjusted contribution.

(2)
Adjusted contribution includes the impact of a non-cash gain totaling $3.0 million during the three months ended September 30, 2017 related to the reversal of an accrued expense for an expected shortfall in meeting a minimum FI Share commitment. There was no impact to the nine months ended September 30, 2017 and there was no corresponding accrued expense during the three and nine months ended September 30, 2018.

(3)
Adjusted contribution includes the impact of a $0.8 million gain during the three and nine months ended September 30, 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

Adjusted Contribution
Adjusted contribution represents our revenue less FI Share and other third-party costs excluding a non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs. During the first quarter of 2018, we refined our definition of adjusted contribution used by our chief operating decision makers to exclude the impact of a non-cash charge related to the issuance of equity to an FI partner and the impact of amortization and impairment of deferred FI implementation costs. We believe these changes are warranted and appropriate since these investments are expected to yield meaningful long-term relationships with our FI partners and provide incentive for our FI partners to invest in the user interfaces that complement our platform. We have recast all historical disclosures of adjusted contribution for the periods presented.
The following table presents a reconciliation of loss before income taxes presented in accordance with U.S. GAAP to adjusted contribution (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Adjusted contribution	$17,242	$16,978	$41,323	$47,371
Minus:
Non-cash equity expense included in FI Share(1)	—	—	—	2,519
Amortization of deferred FI implementation costs(1)	365	378	1,110	1,136
Delivery costs	1,646	3,007	5,095	7,509
Sales and marketing expense	8,302	9,452	23,454	27,915
Research and development expense	3,421	4,097	9,527	12,444
General and administration expense	5,276	7,925	14,738	23,486
Depreciation and amortization expense	771	777	2,303	2,471
Total other income (expense)	(65)	(290)	681	11,367
Loss before income taxes	$(2,474)	$(8,368)	$(15,585)	$(41,476)

(1)
Non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs are excluded from FI Share and other third party costs, which is shown above in our reconciliation of U.S. GAAP revenue to non-GAAP adjusted contribution..

The following table provides geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenue:
United States	$26,841	$30,884	$80,606	$90,606
United Kingdom	4,565	3,698	10,493	12,259
Total	$31,406	$34,582	$91,099	$102,865

	December 31, 2017	September 30, 2018
Property and equipment:
United States	$6,813	$8,955
United Kingdom	506	318
Total	$7,319	$9,273

Capital expenditures within the United Kingdom were $0.3 million and less than $0.1 million during the nine months ended September 30, 2017 and 2018, respectively.

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
Overview
Cardlytics makes marketing more relevant and measurable through our purchase intelligence platform. Our partnerships with financial institutions ("FIs") provide us with access to their anonymized purchase data and online banking customers. By applying advanced analytics to this purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We are a partner to more than 2,000 FIs, including Bank of America, National Association ("Bank of America"); PNC Bank National Association ("PNC"); Branch Banking and Trust Company; SunTrust Banks, Inc.; Lloyds TSB Bank plc ("Lloyds"); Santander UK plc; and several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs.
On May 3, 2018 and May 7, 2018, respectively, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the “Chase Agreement”) with JPMorgan Chase Bank, National Association (“Chase”), pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Chase customers. Under the Agreement, we will provide Chase with access to Cardlytics Direct for an initial term beginning on the date Cardlytics Direct is made generally available to Chase’s customers and ending seven years from that date. Chase may terminate the Agreement at any time upon 90 days’ written notice. We will share billings that we generate from the sale of advertising within the Chase digital channels with Chase.
During the first quarter of 2018, we launched a pilot implementation of Cardlytics Direct with Wells Fargo & Company ("Wells Fargo"), directed at Wells Fargo customers located in Miami, Florida; Charlotte, North Carolina and San Francisco, California. This pilot ended in July 2018. On August 7, 2018, we entered into Hosted Technology Services Schedule Two (the “Wells Fargo Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Wells Fargo customers. The initial term of the Agreement ends on July 1, 2022. Wells Fargo may terminate the Agreement at any time upon 180 days’ written notice. We will share revenue that we generate from the sale of advertising within the Wells Fargo digital channels with Wells Fargo.
On September 28, 2018, we renewed our Spending Rewards Agreement (the “Lloyds Agreement”) with Lloyds, pursuant to which we agreed to continue to provide Cardlytics Direct to Lloyds customers through December 31, 2020. Lloyds may terminate the Agreement at any time upon 9 months’ written notice. We will share revenue that we generate from the sale of advertising within the Lloyds digital channels with Lloyds. Included in the renewal of our agreement with Lloyds are certain amendments that are retroactively applied as of January 1, 2018, which resulted in a $0.8 million gain during the three and nine months ended September 30, 2018 recorded in FI Share and other third-party costs on our consolidated statement of operations.

As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of monthly active users ("FI MAUs") contributed by any FI partner is indicative of our level of dependence on such FI partner. During the nine months ended September 30, 2017 and 2018, our largest FI partner, Bank of America, contributed 51% and 52% of our total FI MAUs, Digital Insight Corporation, a subsidiary of NCR Corporation ("Digital Insight") contributed 11% and 10% of our total FI MAUs and PNC contributed 8% and 11% of our total FI MAUs, respectively.
We have experienced growth in our revenue since inception. Revenue from sales of Cardlytics Direct, which excludes consumer incentives, was $83.6 million and $101.6 million for the nine months ended September 30, 2017 and 2018, respectively, representing a growth rate of 22%. Net loss for the nine months ended September 30, 2017 and 2018 totaled $15.6 million and $41.5 million, respectively. Our historical losses have been driven by our substantial investments in our platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. Our net loss for the nine months ended September 30, 2017 includes $3.7 million of stock-based compensation expense, a $5.0 million non-cash gain related to the change in fair value of our convertible promissory notes and a $0.4 million non-cash expense related to the change in fair value of our warrant liabilities. Our net loss for the nine months ended September 30, 2018 includes $17.0 million of stock-based compensation expense, a $6.8 million non-cash expense related to the change in fair value of our warrant liabilities and a $2.5 million non-cash expense related to the vesting of warrants issued to an FI partner that accelerated upon our initial public offering ("IPO").
FI Partner Commitments
Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Certain of these agreements provide for future reductions in FI Share due to the FI partner. During the fourth quarter of 2018, scheduled development payments to a certain FI partner total $3.5 million, which is expected to be offset by recoveries through FI Share payment reductions of $1.3 million. Scheduled reductions in FI Share payments to the FI partner during 2019 total $4.6 million.
During the first and second quarters of 2017, we accrued expenses totaling $3.0 million related to an expected shortfall in meeting a 2017 minimum FI Share commitment recorded in FI Share and other third-party costs on our consolidated statement of operations. In the third quarter of 2017, we amended the agreement with the FI partner and removed the 2017 minimum FI Share commitment, resulting in a non-cash gain of $3.0 million that was recognized upon the reversal of the accrued shortfall recorded as of June 30, 2017.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of September 30, 2018. We currently expect the milestones to be completed in the first half of 2019 and expect a FI Share commitment shortfall of between $4.0 million and $6.0 million. The expected shortfall will be accrued during the 12-month commitment period.
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the issuance of our Series G redeemable convertible preferred stock, we issued warrants to purchase an aggregate number of shares of our common stock, which was determined based on the volume weighted average closing price of our common stock for the 30 trading days up to and including August 7, 2018. Based on this calculation, in August 2018 we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were subsequently exercised, resulting in the issuance of 792,434 shares of our common stock.

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

•
CPS.  Our primary and fastest growing pricing model is CPS, which we created to meet the media buying preferences of marketers. We generate revenue by charging a percentage (the "CPS Rate"), of all purchases from the marketer by consumers (1) who are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby become eligible to earn the applicable Consumer Incentive. We set CPS Rates for marketers based on our expectation of the marketer’s return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of billings. However, if the amount of Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. This has occurred infrequently and has been immaterial in amount for each of the periods presented.

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

Other Platform Solutions
We also generate revenue from our Other Platform Solutions offerings. Our Other Platform Solutions enable marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. For example, we use purchase intelligence to help marketers measure the impact of marketing campaigns outside of the Cardlytics Direct channel on in-store and online sales. To the extent that we use purchase intelligence derived from a specific FI customer’s anonymized purchase data in the delivery of our Other Platform Solutions, we pay the applicable FI an FI Share calculated based on the relative contribution of the data provided by the FI to the overall delivery of the solutions. In order to test the efficacy of our Other Platform Solutions, we historically used programmatic vendors to run marketing campaigns outside of the Cardlytics Direct channel, and thereby delivered our Other Platform Solutions primarily as a managed service. This allowed us to gain valuable expertise in leveraging our purchase intelligence outside the banking channel. With regard to delivery of our Other Platform Solutions as a managed service, we charged marketers a fee based on the number of impressions that we delivered for their marketing campaign, calculated on a cost per thousand impressions ("CPM") basis. For the nine months ended September 30, 2017 and 2018, our Other Platform Solutions revenue was $7.5 million and $1.2 million, respectively. Revenue from Other Platform Solutions delivered as a managed service represented a significant majority of our total Other Platform Solutions revenue until it was discontinued on July 31, 2017.
In early 2018, we began a strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial revenue from Other Platform Solutions for the foreseeable future, and we expect our overall Other Platforms Solutions revenue to decline in future periods compared to prior periods. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands, except ARPU)
FI MAUs	55,433	59,333	53,694	58,942
ARPU	$0.55	$0.58	$1.56	$1.72
Adjusted contribution(1)(2)	$17,242	$16,978	$41,323	$47,371
Adjusted EBITDA(1)(2)	$71	$(1,663)	$(7,665)	$(6,903)

(1)
Adjusted contribution and Adjusted EBITDA includes the impact of a non-cash gain totaling $3.0 million during the three months ended September 30, 2017 related to the reversal of an accrued expense for an expected shortfall in meeting a minimum FI Share commitment. There was no impact to the nine months ended September 30, 2017 and there was no corresponding accrued expense during the three and nine months ended September 30, 2018.

(2)
Adjusted contribution and Adjusted EBITDA includes the impact of a $0.8 million gain during the three and nine months ended September 30, 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

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
Adjusted Contribution
Adjusted contribution represents our revenue less our FI Share and other third-party costs excluding a non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs. During the first quarter of 2018, we refined our definition of adjusted contribution to exclude the impact of a non-cash charge related to the issuance of equity to an FI partner and the impact of amortization and impairment of deferred FI implementation costs. We believe this change is warranted and appropriate since the investment is expected to yield meaningful long-term relationships with our FI partners and provide incentive for our FI partners to invest in the user interfaces that complement our platform. We have recast all historical disclosures of adjusted contribution for the periods presented.

We review adjusted contribution for internal management purposes and believe that the elimination of our primary cost of revenue, FI Share and other third-party costs, exclusive of a non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs, can provide a useful measure for period-to-period comparisons of our core business. More specifically, we report our revenue gross of FI Share and other third-party costs, but net of any Consumer Incentives that we pay to our FIs’ customers. Adjusted contribution is not a measure calculated in accordance with U.S. GAAP.
We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Nevertheless, our use of adjusted contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Other companies, including companies in our industry that have similar business arrangements, may address the impact of FI Share and other third-party costs differently. See Note 10—Segments to our condensed consolidated financial statements for further details on our adjusted contribution by segment. You should consider adjusted contribution alongside our other U.S. GAAP financial results.
The following table presents a reconciliation of adjusted contribution to revenue, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Revenue	$31,406	$34,582	$91,099	$102,865
Minus:
FI Share and other third-party costs(1)	14,164	17,604	49,776	55,494
Adjusted contribution(2)(3)	$17,242	$16,978	$41,323	$47,371

(1)
FI Share and other third-party costs presented above excludes a non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs, which are detailed below in our reconciliation of U.S. GAAP net loss to non-GAAP adjusted EBITDA.

(2)
Adjusted contribution includes the impact of a non-cash gain totaling $3.0 million during the three months ended September 30, 2017 related to the reversal of an accrued expense for an expected shortfall in meeting a minimum FI Share commitment. There was no impact to the nine months ended September 30, 2017 and there was no corresponding accrued expense during the three and nine months ended September 30, 2018.

(3)
Adjusted contribution includes the impact of a $0.8 million gain during the three and nine months ended September 30, 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; change in fair value of warrant liabilities; change in fair value of convertible promissory notes; foreign currency (gain) loss; loss on extinguishment of debt; costs associated with financing events; restructuring costs; amortization and impairment of deferred FI implementation costs; termination of U.K. agreement expense; and a non-cash equity expense recognized in FI Share. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include change in fair value of warrant liabilities, change in fair value of convertible promissory notes, foreign currency (gain) loss, amortization and impairment of FI implementation costs, depreciation and amortization expense, stock-based compensation expense and a non-cash equity expense included in FI Share. Notably, any impacts related to minimum FI Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP.

We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are: (1) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (2) adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation and equity instruments issued to our FI partners; (3) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us and (4) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our net loss and other U.S. GAAP financial results.
The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable U.S. GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Net loss	$(2,474)	$(8,368)	$(15,585)	$(41,476)
Plus:
Interest expense, net	1,763	254	6,427	2,995
Depreciation and amortization expense	771	777	2,303	2,471
Stock-based compensation expense	1,482	5,723	3,707	16,968
Non-cash equity expense included in FI Share(1)	—	—	—	2,519
Change in fair value of warrant liabilities	(1,381)	(801)	412	6,760
Change in fair value of convertible promissory notes	—	—	(4,969)	—
Foreign currency (gain) loss	(455)	256	(1,199)	682
Loss on extinguishment of debt	—	—	—	924
Costs associated with financing events	—	118	129	118
Amortization and impairment of deferred FI implementation costs(1)	365	378	1,110	1,136
Adjusted EBITDA(2)(3)	$71	$(1,663)	$(7,665)	$(6,903)

(1)
Non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs are excluded from FI Share and other third party costs, which is shown above in our reconciliation of U.S. GAAP revenue to non-GAAP adjusted contribution.

(2)
Adjusted EBITDA includes the impact of a non-cash gain totaling $3.0 million during the three months ended September 30, 2017 related to the reversal of an accrued expense for an expected shortfall in meeting a minimum FI Share commitment. There was no impact to the nine months ended September 30, 2017 and there was no corresponding accrued expense during the three and nine months ended September 30, 2018.

(3)
Adjusted EBITDA includes the impact of a $0.8 million gain during the three and nine months ended September 30, 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

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

FI Share and Other Third-Party Costs
FI Share and other third-party costs consist primarily of the FI Share that we pay our FI partners, media and data costs. FI Share and other third-party costs also include the amortization or impairment of deferred FI implementation costs incurred pursuant to our agreements with certain FI partners and any incremental costs due to FIs as part of revenue commitment arrangements, as well as non-cash expense that we may incur from time to time upon the vesting of warrants issued to FI partners. Please see the section entitled “FI Partner Commitments” above for certain trends we anticipate in the near term relating to certain FI partner commitments.
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
General and Administrative Expense
General and administrative expense consists of personnel costs and related expenses for executive, finance, legal, compliance, information technology and human resources personnel, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. General and administrative expense also includes professional fees for external legal, accounting and consulting services, financing transaction costs, facilities costs such as rent and utilities, royalties, bad debt expense, travel expense, property taxes and franchise taxes. We expect that general and administrative expenses will increase on an absolute dollar basis but decrease as a percentage of revenue as we focus on processes, systems and controls to enable the our internal support functions to scale with the growth of our business. We also anticipate increases to general and administrative expenses as we incur the costs of compliance associated with being a publicly traded company, including audit and consulting fees, as well as increased costs for directors’ and officers’ liability insurance.
Depreciation and Amortization Expense
Depreciation and amortization expense includes depreciation of property and equipment over the estimated useful life of the applicable asset as well as amortization of deferred patent and capitalized internal-use software development costs.
Interest Expense, Net
Interest expense, net consists of interest incurred on our debt facilities, as well as related discount amortization and financing costs, partially offset by interest income on our cash balances.

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
Results of Operations
The following table sets forth our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Revenue	$31,406	$34,582	$91,099	$102,865
Costs and expenses:
FI Share and other third-party costs	14,529	17,982	50,886	59,149
Delivery costs(1)	1,646	3,007	5,095	7,509
Sales and marketing expense(1)	8,302	9,452	23,454	27,915
Research and development expense(1)	3,421	4,097	9,527	12,444
General and administrative expense(1)	5,276	7,925	14,738	23,486
Depreciation and amortization expense	771	777	2,303	2,471
Total costs and expenses	33,945	43,240	106,003	132,974
Operating loss	(2,539)	(8,658)	(14,904)	(30,109)
Other income (expense):
Interest expense, net	(1,763)	(254)	(6,427)	(2,995)
Change in fair value of warrant liabilities, net	1,381	801	(412)	(6,760)
Change in fair value of convertible promissory notes	—	—	(1,244)	—
Change in fair value of convertible promissory notes—related parties	—	—	6,213	—
Other income (expense), net	447	(257)	1,189	(1,612)
Total other income (expense)	65	290	(681)	(11,367)
Loss before income taxes	(2,474)	(8,368)	(15,585)	(41,476)
Income tax benefit	—	—	—	—
Net loss	$(2,474)	$(8,368)	$(15,585)	$(41,476)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Delivery costs	$62	$203	$146	$471
Sales and marketing expense	524	1,939	1,390	5,550
Research and development expense	281	915	691	3,141
General and administrative expense	615	2,666	1,480	7,806
Total stock-based compensation expense	$1,482	$5,723	$3,707	$16,968
The following table sets forth our condensed consolidated statements of operations expressed as a percentage of revenue (certain figures may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenue	100%	100%	100%	100%
Costs and expenses:
FI Share and other third-party costs	46	52	56	58
Delivery costs	5	9	6	7
Sales and marketing expense	26	27	26	27
Research and development expense	11	12	10	12
General and administration expense	17	23	16	23
Depreciation and amortization expense	2	2	3	2
Total costs and expenses	108	125	116	129
Operating loss	(8)	(25)	(16)	(29)
Other income(expense):
Interest expense, net	(6)	(1)	(7)	(3)
Change in fair value of warrant liabilities, net	4	2	—	(7)
Change in fair value of convertible promissory notes	—	—	(1)	—
Change in fair value of convertible promissory notes—related parties	—	—	7	—
Other income (expense), net	1	(1)	1	(2)
Total other income (expense)	—	1	(1)	(11)
Loss before income taxes	(8)	(24)	(17)	(40)
Income tax benefit	—	—	—	—
Net loss	(8)%	(24)%	(17)%	(40)%

Comparison of Three and Nine Months Ended September 30, 2017 and 2018
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Revenue by solution:
Cardlytics Direct	$30,214	$34,420	$4,206	14%	$83,615	$101,639	$18,024	22%
Other Platform Solutions	1,192	162	(1,030)	(86)	7,484	1,226	(6,258)	(84)
Total revenue	$31,406	$34,582	$3,176	10%	$91,099	$102,865	$11,766	13%
The $4.2 million increase in Cardlytics Direct revenue during three months ended September 30, 2018 compared to the three months ended September 30, 2017 comprised a $3.5 million increase in sales to existing marketers and a $0.7 million increase in sales to new marketers.
The $18.0 million increase in Cardlytics Direct revenue during nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 comprised a $14.5 million increase in sales to existing marketers and a $3.5 million increase in sales to new marketers.
Revenue from Other Platform Solutions during the three and nine months ended September 30, 2017 consisted substantially of revenue from sales of our Other Platform Solutions delivered as a managed service, which was discontinued as of July 31, 2017.
Costs and Expenses
FI Share and Other Third-Party Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
FI Share and other third-party costs by solution:
Cardlytics Direct	$16,425	$18,275	$1,850	11%	$45,942	$55,032	$9,090	20%
FI Share commitment shortfall	(3,016)	—	3,016	n/a	—	—	—	n/a
Renewal of Lloyds agreement	—	(761)	(761)	n/a	—	(761)	(761)	n/a
Total Cardlytics Direct	13,409	17,514	4,105	31	45,942	54,271	8,329	18
Other Platform Solutions	755	90	(665)	(88)	3,834	1,223	(2,611)	(68)
Other components of FI Share and other third-party costs:
Non-cash equity expense included in FI Share	—	—	—	n/a	—	2,519	2,519	n/a
Amortization and impairment of deferred FI implementation costs	365	378	13	4%	1,110	1,136	26	2
Total FI Share and other third-party costs	$14,529	$17,982	$3,453	24%	$50,886	$59,149	$8,263	16%
% of revenue	46%	52%			56%	58%

Cardlytics Direct FI Share and other third-party costs, exclusive of accrued expenses related to the expected shortfall in meeting a minimum FI Share commitment and the gain related to the renewal of our agreement with Lloyds, increased by $1.9 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and increased by $9.1 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to increased revenue from sales of Cardlytics Direct.
During the first and second quarters of 2017, we accrued expenses totaling $3.0 million related to an expected shortfall in meeting a 2017 minimum FI Share commitment recorded in FI Share and other third-party costs on our consolidated statement of operations. In the third quarter of 2017, we amended the agreement with the FI partner and removed the 2017 minimum FI Share commitment, resulting in a non-cash gain of $3.0 million that was recognized upon the reversal of the accrued shortfall recorded as of June 30, 2017.
Included in the renewal of our agreement with Lloyds are certain amendments that are retroactively applied as of January 1, 2018, which resulted in a $0.8 million gain during the three and nine months ended September 30, 2018 recorded in FI Share and other third-party costs on our consolidated statement of operations.
Other Platform Solutions FI Share and other third-party costs decreased during the three and nine months ended September 30, 2018 as we discontinued delivering Other Platform Solutions as a managed service as of July 31, 2017.
Warrants to purchase shares of common stock vested upon the completion of our IPO in February 2018, resulting in a non-cash expense of $2.5 million based on the vesting-date fair value of our common stock underlying these warrants. Since the performance conditions were directly related to revenue-producing activities, we recognized this non-cash expense in FI Share and other third-party costs on our condensed consolidated statement of operations. See Note 6—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the valuation of the warrants that vested upon our IPO.
Delivery Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Delivery costs	$1,646	$3,007	$1,361	83%	$5,095	$7,509	$2,414	47%
% of revenue	5%	9%			6%	7%
Delivery costs increased by $1.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a $0.8 million increase in personnel costs associated with additional headcount to host Cardlytics Direct for certain new FI partners, a $0.2 million increase in hosting-related IT costs and a $0.1 million increase in stock-based compensation expense and a $0.3 million increase in other costs such as travel costs, professional service fees and outsourcing costs.
Delivery costs increased by $2.4 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a $1.7 million increase in personnel costs associated with additional headcount to host Cardlytics Direct for certain new FI partners, a $0.3 million increase in hosting-related IT costs, a $0.3 million increase in stock-based compensation expense and a $0.1 million increase in professional fees.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Sales and marketing expense	$8,302	$9,452	$1,150	14%	$23,454	$27,915	$4,461	19%
% of revenue	26%	27%			26%	27%

Sales and marketing expense increased by $1.2 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a $1.4 million increase in stock-based compensation expense, a $0.1 million increase in professional fees and a $0.1 million increase in other administrative expenses, partially offset by a $0.4 million decrease in incentive compensation.
Sales and marketing expense increased by $4.5 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a $4.2 million increase in stock-based compensation expense, a $0.5 million increase in personnel costs associated with additional headcount, a $0.2 million increase in recruiting fees and a $0.1 million increase in travel costs, partially offset by a $0.5 million decrease in incentive compensation.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Research and development expense	$3,421	$4,097	$676	20%	$9,527	$12,444	$2,917	31%
% of revenue	11%	12%			10%	12%
Research and development expense increased by $0.7 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a $0.6 million increase in stock-based compensation expense and a $0.1 million increase in other costs such as recruiting fees and consulting fees.
Research and development expense increased by $2.9 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a $2.5 million increase in stock-based compensation expense, a $0.6 million increase in personnel costs associated with higher research and development headcount, a $0.2 million increase in recruiting fees and a $0.1 million increase in IT costs, partially offset by a $0.5 million decrease in outsourcing costs.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
General and administration expense	$5,276	$7,925	$2,649	50%	$14,738	$23,486	$8,748	59%
% of revenue	17%	23%			16%	23%
General and administrative expense increased by $2.6 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to a $2.1 million increase in stock-based compensation expense, a $0.2 million increase in recruiting fees and a $0.3 million increase in software and technology costs.
General and administrative expense increased by $8.7 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a $6.3 million increase in stock-based compensation expense, a $0.6 million increase in personnel costs associated with higher general and administrative headcount, a $0.5 million increase in software license fees, a $0.4 million increase in professional fees, a $0.3 million increase in recruiting fees, a $0.3 million in increase in insurance premiums, a $0.2 million increase in travel costs and $0.1 million increase in other costs such as facility costs and non-income based taxes.

Depreciation and Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Depreciation and amortization expense	$771	$777	$6	1%	$2,303	$2,471	$168	7%
% of revenue	2%	2%			3%	2%
Depreciation and amortization expense was relatively flat during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and increased by $0.2 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to our suspension of efforts to obtain certain patents, resulting in the write off of deferred patent costs in 2018.
Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Interest expense	$(1,803)	$(441)	$1,362	(76)%	$(6,489)	$(3,521)	$2,968	(46)%
Interest income	40	187	147	368%	62	526	464	748%
Interest expense, net	$(1,763)	$(254)	$1,509	(86)%	$(6,427)	$(2,995)	$3,432	(53)%
% of revenue	(6)%	(1)%			(7)%	(3)%
Interest expense, net decreased $1.5 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and decreased by $3.4 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the conversion of our convertible promissory notes into shares of our redeemable convertible preferred stock in May 2017 and lower interest rates under our New Loan Facility. Interest income increased $0.1 million and $0.5 million during the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, respectively, due to increased cash deposits subsequent to our IPO.
Change in Fair Value of Warrant Liabilities

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Change in fair value of warrant liabilities	$1,381	$801	$(580)	(42)%	$(412)	$(6,760)	$(6,348)	1,541%
% of revenue	4%	2%			—%	(7)%
Change in fair value of warrant liabilities reflect the changes in the value of our redeemable convertible preferred stock and common stock. Refer to Note 6—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the valuation of our warrant liabilities.

Change in Fair Value of Convertible Promissory Notes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes	$—	$—	$—	—%	$(1,244)	$—	$1,244	(100)%
% of revenue	—%	—%			(1)%	—%
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
Change in Fair Value of Convertible Promissory Notes—Related Parties

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes—related parties	$—	$—	$—	—%	$6,213	$—	$(6,213)	(100)%
% of revenue	—%	—%			7%	—%
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
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(dollars in thousands)
Foreign currency gain (loss)	$455	$(256)	$(711)	(156)%	$1,199	$(682)	$(1,881)	(157)%
Loss on extinguishment of debt	—	—	—	n/a	—	(924)	(924)	n/a
Other expense	$(8)	$(1)	$7	(88)%	$(10)	$(6)	$4	(40)%
Other income (expense), net	$447	$(257)	$(704)	(157)%	$1,189	$(1,612)	$(2,801)	(236)%
% of revenue	1%	(1)%			1%	(2)%
Other income (expense), net decreased by $0.7 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and decreased $2.8 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a decrease in the value of the British pound relative to the U.S. dollar. During the nine months ended September 30, 2018, we also recognized a $0.9 million loss on extinguishment of debt related to the unamortized discount and unamortized debt issuance costs associated with the 2016 Line of Credit and 2016 Term Loan.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, net and working capital, for the periods indicated (in thousands):

	December 31, 2017	September 30, 2018
Cash and cash equivalents (exclusive of restricted cash)	$21,262	$47,812
Accounts receivable, net	48,348	36,822
Working capital	32,490	75,103
We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of September 30, 2018 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts upon which we earn up to a 1.4% annual rate of interest.
Through September 30, 2018, we have incurred accumulated net losses of $309.9 million since inception, including losses of $15.6 million and $41.5 million for the nine months ended September 30, 2017 and 2018, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, our initial public offering of our common stock as well as lines of credit and term loans. Through September 30, 2018, we have received net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $66.1 million from our initial public offering. Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.
As of September 30, 2018, we had $47.8 million in unrestricted cash and cash equivalents and $3.1 million of available borrowings under our Line of Credit. As of September 30, 2018, we had $3.4 million in cash and cash equivalents in the U.K. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds. As of September 30, 2018, we had $26.8 million outstanding under our 2018 Line of Credit and $20.0 million outstanding under our 2018 Term Loan.
During the fourth quarter of 2018, scheduled development payments to a certain FI partner total $3.5 million, which is expected to be offset by recoveries through FI Share payment reductions of $1.3 million. Scheduled reductions in FI Share payments to the FI partner during 2019 total $4.6 million.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of September 30, 2018. We currently expect the milestones to be completed in the first half of 2019 and a FI Share commitment shortfall of between $4.0 million and $6.0 million.
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

The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2017	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$22,968	$21,262
Net cash used in operating activities	(16,571)	(14,300)
Net cash used in investing activities	(1,099)	(4,185)
Net cash from financing activities	22,631	65,142
Effect of exchange rates on cash, cash equivalents and restricted cash	257	(107)
Cash, cash equivalents and restricted cash at end of period	$28,186	$67,812
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
Under the terms of the New Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $30.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the Lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. As of September 30, 2018, the indicative rate for advances on the 2018 Line of Credit was the prime rate minus 0.75%, or 4.50%. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $30.0 million revolving commitment. We are also required to pay the Lender a one-time success fee of $75,000 in the event that we achieve trailing twelve month revenue of $200.0 million or more at the end of any month after the closing date of the New Loan Facility. Interest accrues on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.50% as of September 30, 2018.
All of our obligations under the New Loan Facility are also secured by a first priority lien on substantially all of our assets. Under the terms of the New Loan Facility, we are required to maintain a deposit of $20.0 million in a blocked account in favor of the Lender as additional security for our payment obligations. The New Loan Facility contains a moving minimum trailing twelve month revenue covenant, which was $130.8 million for the period ended September 30, 2018. The New Loan Facility also requires us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million.
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
We were in compliance with all financial covenants as of September 30, 2018.
Uses of Funds
Our collection cycles can vary from period to period based on the payment practices of our marketers and their agencies. We are generally obligated to pay Consumer Incentives with respect to our Cardlytics Direct solution between one and three months following redemption, regardless of whether we have collected payment from a marketer or its agency. We are generally obligated to pay our FI partners’ FI Share by the end of the month following our collection of payment from the applicable marketer or its agency. As a result, timing of cash receipts from our marketers can significantly impact our operating cash flows for any period. Further, the timing of payment of commitments and implementation fees to our FI partners may also result in variability of our operating cash flows for any period.
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
Operating activities used $14.3 million of cash during the nine months ended September 30, 2018, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $41.5 million and an $8.4 million payment of paid-in-kind interest on our 2016 Line of Credit and 2016 Term Loan that were extinguished in May 2018, partially offset by $34.1 million of non-cash charges and a $1.5 million net increase in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, the change in fair value of our warrant liabilities, non-cash interest expense and a $2.5 million non-cash expense related to the vesting of warrants upon completion of our IPO in February 2018. The change in our net operating assets and liabilities was primarily due to a $10.9 million decrease in accounts receivable, a $3.7 million decrease in FI Share liability and a $2.4 million decrease in Consumer Incentive liability resulting from seasonally lower sales during the third quarter of 2018 compared to the fourth quarter of 2017, as well as a $1.8 million increase in prepaid expenses and other assets and a $0.2 million increase in accounts payable and accrued expenses. Additionally, we paid $1.7 million in FI implementation costs, net of the amounts recovered through reductions in FI Share.
Operating activities used $16.6 million of cash during the nine months ended September 30, 2017, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $15.6 million and an $8.3 million net decrease in our operating assets and liabilities partially offset by non-cash charges of $7.3 million. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, the change in fair value of our warrant liabilities, the change in fair value of our convertible promissory notes and non-cash interest expense. The change in our net operating assets and liabilities was primarily due to a $3.3 million decrease in accounts receivable, a $5.2 million decrease in FI Share liability and a $0.5 million decrease in Consumer Incentive liability resulting from seasonally lower sales during the third quarter of 2017 compared to the fourth quarter of 2016, as well as a $1.1 million increase in prepaid expenses and other assets and a $1.3 million decrease in accounts payable and accrued expenses. Additionally, we paid $3.5 million in FI implementation costs, net of the amounts recovered through reductions in FI Share.
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2018 as we continue to invest in and grow our business.

Investing activities used $4.2 million in cash in the nine months ended September 30, 2018. Our investing cash flows during this period primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
Investing activities used $1.1 million in cash in the nine months ended September 30, 2017. Our investing cash flows during this period primarily consisted of purchases of technology hardware.
Financing Activities
Our cash flows from financing activities have primarily been composed of net proceeds from our borrowings under our debt facilities and the issuance of common and preferred stock.
Financing activities provided $65.1 million in cash during the nine months ended September 30, 2018. Our financing activities during this period primarily consisted of net proceeds from our IPO of $70.4 million (gross proceeds of $75.7 million less underwriting discounts and commissions of $5.3 million) and proceeds from the exercise of options to purchase shares of common stock of $1.8 million, partially offset by a net $4.4 million use of cash related to our refinancing in May 2018, payments of equity offering costs of $1.9 million and a $0.7 million repayment under our 2018 Line of Credit.
Financing activities provided $22.6 million in cash during the nine months ended September 30, 2017. Our financing activities during this period primarily consisted of $12.5 million of borrowings under our 2016 Line of Credit, proceeds of $11.9 million from the issuance of Series G redeemable convertible preferred stock and proceeds from the exercise of options to purchase shares of common stock of $0.6 million, partially offset by payments of equity offering costs of $2.2 million.
Contractual Obligations & Commitments
The following table summarizes our debt payment obligations under the New Loan Facility as of September 30, 2018:

	Less than 1 Year (remaining 2018)	1 to 3 Years (2019 and 2020)	3 to 5 Years (2021 and 2022)	More than 5 Years (thereafter)	Total
	(in thousands)
Debt(1)	$—	$46,777	$—	$—	$46,777

(1)	Amount represents $26.8 million of our 2018 Line of Credit and $20.0 million of our 2018 Term Loan.

As of September 30, 2018, other than as described above, there have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 19, 2018.
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

Recent Accounting Pronouncements
See Note 2—Significant Accounting Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of recent accounting pronouncements.
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
Interest Rate Risk
The interest expense rates on our 2018 Term Loan and 2018 Line of Credit are variable. Interest on the 2018 Term Loan bears an interest rate of the prime rate minus 2.75%. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. The current prime rate is 5.25% and a 10% increase in the current prime rate would, for example, result in a $0.3 million annual increase in interest expense if the maximum borrowable amount under our 2018 Term Loan and 2018 Line of Credit were outstanding for an entire year.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2017 and 2018, our operating expense would have increased by $0.6 million and $0.8 million, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our revenue increased by 45% from $77.6 million in 2015 to $112.8 million in 2016 and 16% from $112.8 million in 2016 to $130.4 million in 2017. Our revenue increased 13% from $91.1 million in the nine months ended September 30, 2017 to $102.9 million in the nine months ended September 30, 2018. We may not be able to sustain revenue growth consistent with our recent history or at all. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, we expect our revenue growth rates to slow in future periods due to a number of factors, which may include slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or banks and credit unions, which we refer to as financial institutions ("FIs"), or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon our Cardlytics Direct solution.
We have historically derived substantially all of our revenue from our Cardlytics Direct solution, our proprietary native bank advertising channel, and expect to continue to derive substantially all of our future revenue from sales of Cardlytics Direct for the foreseeable future. Approximately 83%, 87%, 94% and 99% of our revenue in 2015, 2016, 2017 and the nine months ended September 30, 2018, respectively, was derived from sales of Cardlytics Direct. Revenue from our Other Platform Solutions, where we use purchase intelligence outside of the native bank advertising channel, was approximately $13.2 million, $15.0 million, $8.0 million and $1.2 million in 2015, 2016, 2017 and the nine months ended September 30, 2018, respectively. Substantially all of our total Other Platform Solutions revenue in each of these periods was derived from sales of our Other Platform Solutions delivered as a managed service until it was discontinued on July 31, 2017. Given that we are now focusing the majority of our efforts and resources to support the growth of Cardlytics Direct, we do not expect to generate substantial revenue from Other Platform Solutions for the foreseeable future. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct. Our operating results could also suffer due to:

•	lack of continued participation by FI partners in our network or our failure to attract new FI partners;

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
Our business is substantially dependent on Bank of America, National Association ("Bank of America") and a limited number of other FI partners. We require participation from our FI partners in Cardlytics Direct and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of FI MAUs of any FI partner is indicative of our level of dependence on such FI partner. During 2015, 2016, 2017 and the nine months ended September 30, 2018, our largest FI partner, Bank of America, contributed approximately 50%, 47%, 51% and 52% of our total FI MAUs, respectively. Lloyds TSB Bank plc ("Lloyds"), our largest FI partner in the U.K., contributed approximately 9%, 10%, 9% and 8% of our total FI MAUs in 2015, 2016, 2017 and the nine months ended September 30, 2018, respectively. Digital Insight Corporation, a subsidiary of NCR Corporation ("Digital Insight"), contributed approximately 15%, 13%, 11% and 10% of our total FI MAUs in 2015, 2016, 2017 and nine months ended September 30, 2018, respectively. We anticipate that Bank of America, will contribute a significant portion of our total FI MAUs for the foreseeable future.
In addition, we pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs. During 2015, 2016, 2017 and the nine months ended September 30, 2018, Bank of America accounted for 63%, 64%, 63% and 63% of the total FI Share we paid to all FIs, respectively. Lloyds accounted for 11%, 10%, 12% and 9% of the total FI Share we paid to all FIs in 2015, 2016, 2017 and the nine months ended September 30, 2018, respectively, and Digital Insight accounted for approximately 10%, 9%, 7% and 5% of the total FI Share we paid to all FIs in 2015, 2016, 2017 and the nine months ended September 30, 2018, respectively. We anticipate that Bank of America, will continue to receive a significant portion of our FI Share for the foreseeable future.
Our agreements with a substantial majority of our FI partners, including Bank of America, Lloyds and Digital Insight have three to five year terms but are generally terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers. In addition, even if our FI partners continued to work with us relating to Cardlytics Direct, our FI partners generally have the ability to cease providing us purchase data or limit the way in which we may potentially use their data outside of the Cardlytics Direct channel at any time since our contracts with our partners do not include any binding commitments to continue to provide purchase data to us for use outside their respective native bank advertising channel. Our FI partners may elect to withhold from us or limit the use of their purchase data for many reasons, including:

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
Our marketer base is concentrated with our top five marketers representing 23% of revenue for each of the years 2015, 2016 and 2017 and 24% for the nine months ended September 30, 2018. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
Further, our top five marketers represented 27%, 21%, 24% and 27% of accounts receivable as of December 31, 2015, 2016 and 2017, and September 30, 2018, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could adversely affect our business, results of operations and financial conditions.

If we do not effectively grow and train our sales team, we may be unable to add new marketers or increase sales to our existing marketers and our business will be adversely affected.
We continue to be substantially dependent on our sales team to obtain new marketers and to drive sales with respect to our existing marketers. We believe that the characteristics and skills of the best salespeople for our solutions are still being defined, as our market is relatively new. Further, we believe that there is, and will continue to be, significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales team will be new to our company and our solutions. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new marketers or increasing sales to our existing marketers, our business will be adversely affected.
We do not have direct contractual relationships with a substantial majority of our FI partners.
As of September 30, 2018, we had a network in excess of 2,000 FI partners, but only had direct contractual relationships with 17 of these FI partners. Our other FI partners became part of our network through bank processors and digital banking providers, such as Digital Insight and Fidelity Information Services LLC (“FIS”). While FI partners that were part of our network through our relationships with Digital Insight and FIS contributed approximately 11% of our total number of FI MAUs for the nine months ended September 30, 2018, these indirect FI partners represented substantially all of our total FI partners as of September 30, 2018. These indirect FI partners may terminate their relationships with these bank processors or digital banking providers, thereby indirectly terminating their relationships with us, independent of the actual or perceived value of our solutions to them.
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
As of September 30, 2018, our total indebtedness was approximately $46.8 million. On May 21, 2018, we entered into a New Loan Facility with Pacific Western Bank consisting of a $30.0 million asset-based revolving line of credit ("2018 Line of Credit") and a $20.0 million term loan ("2018 Term Loan") maturing on May 21, 2020. As of September 30, 2018, there was approximately $26.8 million and $20.0 million outstanding under the 2018 Line of Credit and 2018 Term Loan, respectively.
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
We are also required under the New Loan Facility to satisfy and maintain specified financial condition tests. Our ability to meet those financial conditions and tests can be affected by events beyond our control and we may not meet those conditions and tests. These covenants may make it difficult to operate our business. A failure by us to comply with the covenants or financial conditions contained in our New Loan Facility could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, including the occurrence of a material adverse change, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our New Loan Facility. If the indebtedness under our New Loan Facility were to be accelerated, our future financial condition could be materially adversely affected.
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
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of September 30, 2018. In 2017, we paid certain of our FI partners an aggregate of approximately $2.6 million related to 2016 FI Share commitments in excess of the amount of FI Share otherwise payable to such FI partners in the absence of such commitments, and it is possible that we may be required to fund similar shortfalls in future periods. In certain cases, we are also responsible for funding certain development costs for user interface enhancements and implementation costs on behalf of FIs. We paid $11.2 million in 2017 relating to such development and implementation cost commitments and have total commitments of $9.3 million in 2018, $5.8 million of which have been paid as of September 30, 2018. These agreements allow for reimbursements to us through future reductions to FI Share. Scheduled reductions in FI Share payments to the FI partner during the fourth quarter of 2018 and 2019 are $1.3 million total $4.6 million, respectively. To the extent that we are unable to generate revenue from marketers sufficient to offset these FI Share commitments and other obligations, our business, results of operations and financial conditions could be harmed.

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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $40.6 million, $75.7 million, $19.6 million and $41.5 million in 2015, 2016, 2017 and the nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $309.9 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
We rely on several third parties to assist us in matching our anonymized identifiers, which we call Cardlytics IDs, with third-party identifiers. This matching process enables us to use purchase intelligence to measure in-store and online campaign sales impact or provide marketers with valuable visibility into the behaviors of current or prospective customers both within and outside the context of their marketing efforts. If any of these key data providers were to withdraw or withhold their identifiers from us, our ability to provide our solutions could be adversely affected. Replacements for these third-party identifiers may not be available in a timely manner or under economically beneficial terms, or at all.
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
In the years 2015, 2016, 2017 and the nine months ended September 30, 2018, we derived 11%, 11%, 13% and 12%, respectively, of our revenue outside the U.S. While we have an office in the U.K., substantially all of our operations are located in the U.S. We have, however, announced our intent to open a research and development office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.

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
The recent, growth in our business has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources, as well as our infrastructure. We rely heavily on information technology ("IT") systems to manage critical functions such as data storage, data processing, matching and retrieval, revenue recognition, budgeting, forecasting and financial reporting. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls. In particular, we may need to significantly expand our IT infrastructure as the amount of data we store and transmit increases over time, which will require that we both utilize existing IT products and adopt new technologies. If we are not able to scale our IT infrastructure in a cost-effective and secure manner, our ability to offer competitive solutions will be harmed and our business, financial condition and operating results may suffer.

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
As of September 30, 2018, we had 384 employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
Although we have not collected or retained data that is traditionally considered PII under U.S. law, such as names, email addresses, addresses, phone numbers, social security numbers, credit card numbers, financial data or health data, we typically do collect and store IP addresses and other device identifiers, which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Furthermore, we may elect to use PII in the future for our current solutions or solutions we may introduce. In addition, certain U.S. laws impose requirements on the collection and use of information from or about users or their devices. Other existing laws may in the future be revised, or new laws may be passed, to impose more stringent requirements on the use of identifiers to collect user information, including information of the type that we collect. Changes in regulations could affect the type of data that we may collect; restrict our ability to use identifiers to collect information, and, thus, affect our ability to actually collect that information; the costs of doing business online, and, therefore, the demand for our solutions; the ability to expand or operate our business; and harm our business. For instance, the California Consumer Privacy Act of 2018, which will become effective on January 1, 2020, has an expansive definition of “personal information” that may impact our business practices or those of our FI partners.
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
As of September 30, 2018, we had four issued patents and are pursuing five additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $11.10 to an intraday high of $28.29 through September 30, 2018. Factors that may affect the market price of our common stock include:

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
In particular, in May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, and permits the use of either the retrospective or modified retrospective transition method. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company,” the Jumpstart our Business Startups Act of 2012, or JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to ASU 2014-09, which will result in ASU 2014-09 becoming applicable to us on January 1, 2019. During the first quarter of 2018, we began assessing the impacts, if any, that this ASU may have on our results of operations, current accounting policies, processes, controls, systems and financial statement disclosures. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method that will result in a cumulative adjustment as of the date of the adoption. We also expect to continue to report our revenue on our condensed consolidated statements of operations net of Consumer Incentives and gross of FI Share. We are continuing to assess the impact of this standard on our financial position, results of operations and related disclosures and have not yet determined whether the effect will be material.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Issuances of Common Stock upon the Settlement of Restricted Securities Unit Awards and Exercise of Warrants
In August 2018, we issued 37,406 shares of common stock to certain of our current and former executive officers in full satisfaction of our obligation pursuant to outstanding restricted securities units. Upon issuance of these awards in 2016, they were indexed to our convertible promissory notes with a face value of $1.0 million, and as a result of our Series G preferred stock financing in May 2017, the awards became indexed to our Series G’ preferred stock. Upon the completion of our IPO in February 2018, the restricted securities units became indexed to our common stock and became fully vested. The issuance of common stock issued in the settlement of these awards was issued pursuant to written compensatory plans or arrangements with our current and former executive officers, in reliance on the exemption from registration provided by Rule 701 promulgated under the Securities Act.

In August 2018, we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the 14 accredited cash investors of our Series G stock financing, pursuant to our Series G stock purchase agreement. The warrants had a fair valuation of $15.3 million upon issuance and were immediately net exercised, resulting in the issuance of 792,434 shares of common stock. The common stock issued upon these net exercises was issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act.
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

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
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

Cardlytics, Inc.

Date:	November 13, 2018	By:	/s/ Scott D. Grimes
Scott D. Grimes
Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2018	By:	/s/ David T. Evans
David T. Evans
Chief Financial Officer (Principal Financial and Accounting Officer)