Form 10-K
period 2018-12-31
Cardlytics, Inc.
filed 2019-03-05
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission File Number: 001-38386

CARDLYTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware	26-3039436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
675 Ponce de Leon Ave. NE, Ste 6000, Atlanta, GA 30308	(888) 798-5802
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC (Nasdaq Global Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $222 million based upon the closing sale price of our common stock on that date.
As of February 28, 2019, there were 22,502,113 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Annual Report"), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:

•	our ability to continue to add new financial institution ("FI") partners and marketers and maintain existing FI partners and marketers;

•	with respect to Cardlytics Direct, our ability to increase FI partner customer engagement from new and existing FI partners;

•	our expectations regarding the launch of the Cardlytics Direct program for Wells Fargo and the online banking program for Chase;

•	our ability to increase revenue from new and existing marketers in both new and existing industry verticals;

•	our expectations regarding our ability to offset development expenses with an FI partner through reductions in payments during 2019;

•	our expectations regarding an FI Share commitment shortfall in 2019;

•	the effects of increased competition as well as innovations by new and existing competitors in our market;

•	our ability to adapt to technological change and effectively enhance, innovate and scale our solutions;

•	our ability to effectively manage or sustain our growth and to sustain profitability;

•	potential acquisitions and integration of complementary business and technologies;

•	our ability to maintain, or strengthen awareness of, our brand;

•	perceived or actual integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime or outages;

•	future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

•	our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;

•	our ability to grow our business;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our ability to maintain, protect and enhance our intellectual property;

•	costs associated with defending intellectual property infringement and other claims;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and

•	other risks detailed below in Item 1A. “Risk Factors.”
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

PART I.
ITEM 1. BUSINESS
Overview
Cardlytics makes marketing more relevant and measurable through our purchase intelligence platform. Our partnerships with financial institutions ("FIs") provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend.
We are a partner to FIs, including Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”), PNC Bank National Association ("PNC"), Branch Banking and Trust Company ("BB&T"), SunTrust Banks, Inc. ("SunTrust"), Lloyds Bank plc ("Lloyds"), Santander UK plc ("Santander"), and several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Additionally, in the third quarter of 2018, we entered into an agreement with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Wells Fargo customers. We expect Wells Fargo to launch the Cardlytics Direct program in 2019. As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of monthly active users ("FI MAUs") contributed by any FI partner is indicative of our level of dependence on such FI partner.
Our platform helps solve fundamental problems for marketers. Marketers increasingly have access to data on the purchase behavior of their customers in their own stores and websites. However, they lack insight into their customers’ purchase behavior outside of their stores and websites, as well as the purchase behavior of individuals who are not yet customers. The reality is, no matter how robust their own customer data, marketers only see a small portion of their customers’ overall spend—both within and across categories. As a result, it is very difficult for businesses to focus their marketing investments on the most valuable customers. Marketers are often challenged to measure the performance of their marketing. This issue is particularly acute with respect to measuring the impact of marketing on in-store sales, where the vast majority of consumer spending occurs. We believe purchase intelligence is the next disruptive opportunity in marketing and can comprehensively address these challenges. Our purchase intelligence platform is designed to enable marketers to identify, reach and influence likely buyers at scale, and precisely measure how marketing drives sales by “closing the loop”—both digital and in-store. We have strong relationships with leading marketers across a variety of industries, including national and regional restaurant and retail chains as well as large providers of cable, satellite television and wireless services.
We have proven the power of purchase intelligence with our proprietary native advertising channel, Cardlytics Direct. We have created a powerful, highly captive native advertising channel that reaches customers when they are thinking about their finances. By consolidating the largely untapped, high growth mobile and online banking channels of FIs, Cardlytics Direct enables marketers to reach consumers across these FIs through their digital banking accounts, which includes online, mobile and email, and increasingly through email and various real-time notifications. Using our purchase intelligence presents customers with offers to save money in these categories at a time when they are thinking of their finances.
We have experienced growth in our revenue since inception. Revenue from sales of Cardlytics Direct, which is net of Consumer Incentives, was $97.8 million, $122.4 million and $149.3 million for 2016, 2017 and 2018, respectively, representing a compound annual growth rate of 16%. During 2016, 2017 and 2018, our average FI MAUs were approximately 43.9 million, 54.9 million and 65.0 million, respectively, and our average Cardlytics Direct revenue per user was $2.23, $2.23 and $2.30, respectively. FI MAU and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" within Item 7 of this Annual Report.
During 2016, 2017 and 2018, our net loss was $75.7 million, $19.6 million and $53.0 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. In 2016, our net loss includes a $25.9 million one-time non-cash charge related to the termination of our U.K. agreement with Aimia EMEA Limited, and a $10.9 million non-cash charge related to the issuance and change in fair value of convertible promissory notes. In 2017, our net loss includes a $5.0 million non-cash gain related to the change in fair value of convertible promissory notes. In 2018, our net loss includes $26.8 million of stock-based compensation expense, a $6.8 million non-cash expense related to the change in fair value of our warrant liabilities, a $0.9 million loss on extinguishment of debt and a $2.5 million non-cash expense related to the vesting of warrants issued to an FI partner that accelerated upon the closing of our initial public offering ("IPO").

Our Purchase Intelligence Platform
Data Asset
Purchase data from FIs provides a secure view into where and when consumers are spending their money. Our technology aggregates and analyzes purchase data without any personally identifiable information ("PII") leaving the FI. Our platform analyzes online and in-store transactions across multiple accounts in the United States ("U.S."), including two in five debit and credit card swipes in the U.S. We believe that access to this purchase data can only be obtained at scale by partnering directly with FIs. This data allows us to serve relevant advertisements to our FIs’ customers through our Cardlytics Direct native bank advertising channel. We also leverage the power of purchase intelligence to provide marketers utilizing Cardlytics Direct with valuable insights into the preferences of their actual or potential customers outside the context of a marketing campaign.
Advanced Analytics Capabilities
The advanced analytics we apply to our unique purchase dataset are what transforms it into valuable purchase intelligence. We use sophisticated quantitative methods to quickly access our massive volumes of data and make sense of what has happened—and, importantly, what is likely to happen. Our analytics makes our data actionable, enabling us to develop insights that marketers and FIs rely on to make smarter business decisions and more meaningful customer connections.
We analyze the impact marketing campaigns have on in-store and online sales. Since we are able to measure sales impact, marketers can use our purchase intelligence to optimize future campaigns. Given our granular view into consumer spending across all categories, we can also help marketers identify share shift among key competitors, and learn more about where else their customers spend their money.
For FIs, we use our analytics to optimize the offers we display to FI customers within our Cardlytics Direct channel. By assigning relevancy scores to each offer based on what customers are most likely to buy, our platform can present the most relevant offers earlier in customers’ mobile and online banking sessions. This increases the likelihood that customers activate, redeem, and earn more cash back on the things they care about most. At the same time, marketers gain more opportunities to get valuable content in front of the right audience.
Distributed Architecture
A crucial aspect of our platform is our patented distributed architecture, which helps to facilitate both the effective delivery of our solutions and the protection of customer PII. Our Offer Placement System ("OPS"), and Offer Management System ("OMS") form the core of Cardlytics Direct and are the foundation for our other solutions.
The OPS is either hosted at the FI partner’s data center, behind the FI partner’s firewall, or hosted by us on behalf of the FI partner. The OPS tracks impressions, engagement, activation and redemptions and is responsible for targeting and presenting offers, which are developed and designed within the OMS. Each of our FI partners has its own instance of the OPS, regardless of where hosted, which consists primarily of a web application and database that interact with the FI’s web servers to deliver marketing into the FI’s online banking portal. The OPS interfaces with FI systems to receive anonymized purchase data, assigns a unique consumer ID to each FI customer, which we call a Cardlytics ID, and aggregates this purchase data. The Cardlytics ID is then used to assign offers as well as to anonymously link a consumer’s media presences, including mobile and online, to the consumer’s purchase data.
The OMS is hosted in our data centers behind our firewall and is responsible for facilitating the creation of marketing campaigns, evaluating the results of campaigns, and controlling and providing regular software updates to the deployed OPS.

Our Solutions
Cardlytics Direct
Through Cardlytics Direct, marketers can deliver advertising content to FI customers in the form of an opportunity to earn rewards, which are funded with a portion of the fees we collect from marketers. Additionally, Cardlytics Direct benefits FI customers by enhancing their experiences by showing them relevant advertisements tailored to their specific needs based on their specific purchase history. We currently sell Cardlytics Direct in the U.S. and United Kingdom ("U.K.").
Cardlytics Direct helps marketers find high potential new customers that are active in their category, but not currently shopping with them, or to grow their business with existing customers. Our marketing is targeted and measured with each individual customer’s actual spending information. However, all reporting is aggregated across consumers in our FI network. Unlike many other measurement solutions on which the marketing industry has historically relied, our measurements are not probabilistic or based on models, but are based on actual purchases.
The breadth of our FI partner network means that we are able to offer marketers the ability to optimize their marketing efforts to reach a large number of consumers through a single point of contact. Cardlytics Direct also offers our FI partners a scalable solution for driving customer loyalty and engagement with little effort on their part, as we handle everything from contracting with marketers, building, running and reporting performance of the marketing campaigns to allocating incentives to our FIs’ customers.
Other Platform Solutions
Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. We have shifted the majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future, and we expect Other Platform Solutions revenue to decline in future periods compared to prior periods. During 2016, 2017 and 2018, Other Platform Solutions revenue was $15.0 million, $8.0 million and $1.4 million, respectively. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct.
Competitive Strengths
We make marketing more relevant and measurable through our purchase intelligence platform. We believe that the following strengths provide us with competitive advantages:

•
Deeply Embedded with FIs. Our founders were bankers who understood the power of historical purchase data and the needs of marketers. Our platform was architected with our FI partners in mind and is designed to ensure that no PII ever leaves the FI. No FI partner with which we contract directly has unilaterally terminated its use of our platform. We are generally the exclusive provider of native bank channel advertising to our FI partners as mobile and online banking portals are not conducive to supporting marketing content from different vendors. Further, native bank channel advertising requires deep technological integrations, which we believe increases the cost of switching vendors and therefore increases FI partner loyalty to us.

•
Our Proprietary Consumer Touchpoints. With all of our FI partners, we enable marketers to reach consumers in a captive, largely untapped, and digitally engaging environment, when they are thinking about their finances. We have access to consumers both on the web and mobile, and are increasingly reaching them through various other channels, including emails and real-time notifications.

•
Massive Reach Informed by Purchase Intelligence. Our platform analyzed approximately $2.4 trillion in U.S. purchase data in 2018 across stores, retail categories, and geographies, both online and in-store, representing over 35 billion transactions across more than 175 million accounts in the U.S. We have access to purchase data on our platform is in the form of credit, debit, ACH and bill pay transactions. We provide marketers with the opportunity to leverage this unique data set to precisely reach millions of consumers.

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

•
Ability to Improve Marketing. Consumers spend a vast majority of their purchase dollars in physical stores and online marketers have long sought efficient and effective ways to understand online-to-offline attribution. Likewise, although marketers may have access to data on the purchase behavior of their customers in their stores and on their websites, they lack visibility about these customers’ overall purchasing patterns and the purchasing behavior of other likely buyers.

•
Proprietary Technology Architecture and Advanced Analytics Capabilities. We have designed our purchase intelligence platform to protect highly sensitive first-party data. Our proprietary, distributed architecture helps facilitate both the effective delivery of our solution and the protection of our FI customers’ PII. No PII is shared by the FIs with Cardlytics. Our technologies leverages proprietary algorithms, to process raw purchase data into normalized purchase history useful for marketing and analytics. Our platform also supports integration of data from our FI partners and from third-party sources to enrich the intelligence that we are able to provide. Further, we apply advanced analytics to continuously increase our intelligence capabilities and identify actionable behavior patterns for our marketers. Our advanced analytics capabilities are what transforms our unique purchase dataset into valuable purchase intelligence. We use sophisticated quantitative methods to quickly access our massive volumes of data and make sense of what has happened—and, importantly, what is likely to happen. Our analytics makes our data actionable, enabling us to develop insights that marketers and FIs rely on to make smarter business decisions and more meaningful customer connections.

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

Our Growth Strategies
The principal components of our strategy include the following:

•
Grow Our Cardlytics Direct Business with Marketers. While we already work with many large marketers, our purchase intelligence currently captures only a small portion of their overall marketing spend. We intend to continue to expand our sales and marketing efforts to grow our Cardlytics Direct business with existing marketers and attract new brands, retailers and service providers both. We also intend to grow our Cardlytics Direct business with new marketers in new industry verticals such as e-commerce/direct-to-consumer, grocery, travel, and entertainment verticals.

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
Chase launched the Cardlytics Direct program for mobile banking in November 2018. As a result, during the fourth quarter of 2018, our average FI MAUs were 83.2 million of which Chase contributed 27%. Chase expanded the program to their email channel in January 2019 and we expect Chase to further expand the program to online banking during the first half of 2019.
During 2016, 2017, 2018 and the fourth quarter of 2018, our largest FI partner, Bank of America contributed 47%, 51%, 47% and 37% of our average FI MAUs, respectively. Lloyds, our largest FI partner in the U.K., contributed 10%, 9%, 8% and 6% of our average FI MAUs in 2016, 2017, 2018 and the fourth quarter of 2018, respectively. As of December 31, 2018, we had direct contractual relationships with 21 of our FI partners, while our other FI partners became part of our network through bank processors and digital banking providers, such as Digital Insight Corporation, a subsidiary of NCR Corporation ("Digital Insight"). Digital Insight contributed 13%, 11%, 10% and 8% of our average FI MAUs in 2016, 2017, 2018 and the fourth quarter of 2018, respectively. PNC contributed 10%, 8%, 10% and 8% of our average FI MAUs in 2016, 2017, 2018 and the fourth quarter of 2018, respectively. Further, while FI partners that were part of our network through our relationships with Digital Insight contributed 10% of our average FI MAUs in 2018, these indirect FI partners represented substantially all of our total number of FI partners as of December 31, 2018.
From inception to date, no FI partner with which we contract directly has unilaterally terminated its use of our solution. FIs that become part of our network through bank processors and digital banking providers may terminate their relationships with these bank processors and digital banking providers and thereby indirectly terminate their relationships with us.
Our Agreements with Bank of America
Since November 2010, our relationship with Bank of America has been governed by a General Services Agreement ("GSA") pursuant to which we provide Bank of America with access to Cardlytics Direct and certain other related services, and a related Software License, Customization and Maintenance Agreement, which grants Bank of America the right to use the software underlying Cardlytics Direct. The GSA terminates on November 4, 2021 and may be extended by Bank of America for additional one-year periods.
Pursuant to the GSA with Bank of America, we provide Cardlytics Direct to Bank of America customers which includes forming relationships with participating marketers; obtaining and publishing marketer offers to customers after screening both the marketer and specific advertising content; and monitoring redemption rates with respect to Consumer Incentives offered in Cardlytics Direct campaigns. Although we are primarily responsible for securing marketers to advertise on Cardlytics Direct, Bank of America may likewise secure marketers and has the right to approve all marketer offers to be presented to Bank of America customers on Cardlytics Direct.
Under the GSA, we share the revenue that we generate from the sale of advertising within the Bank of America Cardlytics Direct channel with Bank of America, subject to certain exceptions. The amounts that we pay to Bank of America are reflected as FI Share. During 2016, 2017, 2018 and the fourth quarter of 2018, Bank of America accounted for 64%, 63%, 64% and 52% of our aggregate FI Share, respectively. The specific FI Share percentage that we pay is based on whether we or Bank of America have secured the relevant marketer account and other marketer- and transaction-specific factors, provided that we are entitled to retain a minimum percentage of the monthly revenue subject to the GSA.
In connection with entering into certain supplements to the GSA and the related license agreement, in March 2011 we granted to an affiliate of Bank of America a 10-year warrant to purchase up to (i) 78,101 shares of our common stock at an exercise prices of $2.52 per share and (ii) 312,402 shares of our common stock at an exercise price of $6.52 per share.
Our Agreements with Chase
In May 2018, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the “Master Agreement”) with Chase, pursuant to which we rolled out Cardlytics Direct to Chase customers. Under the Master Agreement, we provided Chase with access to Cardlytics Direct for an initial term beginning on the date Cardlytics Direct was made generally available to Chase's customers and ending seven years from that date. Chase may terminate the Master Agreement at any time upon 90 days’ written notice.

Under the Master Agreement, we share billings that we generate from the sale of advertising within the Chase Cardlytics Direct channel with Chase, subject to certain exceptions. The amounts that we pay to Chase in excess of Consumer Incentives are reflected as FI Share. The specific billing share percentage that we pay is based on whether we or Chase have secured the relevant marketer account and other marketer- and transaction-specific factors, provided that we are entitled to retain a minimum percentage of the monthly revenue subject to the Master Agreement.
Chase launched the Cardlytics Direct program for mobile banking in November 2018 and accounted for 16% of our aggregate FI Share during the fourth quarter of 2018.
Our Marketers
We enable marketers and their agencies to efficiently and effectively market to our FIs’ customers through Cardlytics Direct. We work with companies across a variety of industries, including national and regional restaurants, retail, cable and satellite television providers and wireless carriers, e-commerce/direct-to-consumer, grocery, travel, and entertainment. Our top five marketers represented 23% of revenue during 2016, 2017 and 2018. During 2016, 2017 and 2018, no marketer individually represented 10% or more of our revenue.
Sales and Marketing
Our sales teams are focused on expanding our FI network as well as our marketer and agency customers. Our marketing team is centralized and focuses on increasing market awareness for Cardlytics through partnerships, public relations, industry events and publications. During 2016, 2017 and 2018, our total sales and marketing expenses were $31.3 million, $31.9 million and $41.9 million, respectively, representing approximately 28%, 24% and 28% of revenue, respectively.
Marketers
We have dedicated sales teams responsible for establishing relationships with marketers and their agencies. Our go-to-market efforts are organized by industry vertical, which include restaurants, retail, cable and satellite television providers and wireless carriers, e-commerce/direct-to-consumer, grocery, travel, and entertainment. Each vertical team is led by an experienced sales manager and staffed with sales, sales support and service specialists who have deep domain knowledge and industry operating experience. We also have account managers that manage our customer relationships within each vertical.
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
Our Competition
The market for the utilization of purchase intelligence is nascent and we believe we are one of the only companies that can provide purchase intelligence with the scale and the level of granularity that is equivalent to ours. With respect to Cardlytics Direct, we believe that we are the only company that enables marketing through FI channels at scale. As we expand our solutions, we expect to compete with a number of established companies, as well as numerous emerging market entrants. In the future, we may face competition from online retailers, credit card companies, digital publishers and mobile pay providers with access to a substantial amount of consumer purchase data. While we may successfully partner with a wide range of companies that are to some extent currently competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and services, we are likely to face additional competition.
We believe the principal competitive factors in our industry include the following:

•	ability to leverage purchase data to inform marketing;

•	depth and breadth of relationships with FIs, marketers and their agencies;

•	demonstrating the need for purchase intelligence to inform marketing spend;

•	depth and breadth of, and access to, purchase data;

•	effectiveness in increasing return on advertising spend for marketers;

•	effectiveness in increasing marketing campaign performance for marketers and their agencies;

•	ability to maintain confidentiality and security of consumer data;

•	transparency into and measurement of marketing performance;

•	multi-channel capabilities;

•	pricing;

•	brand awareness and reputation;

•	ability to continue to innovate; and

•	ability to attract, retain and develop leading-edge analytical and technical talent.
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
As of December 31, 2018, we had four issued patents and are pursuing five additional patents relating to our software. Our issued patents relate to a distributed system for inserting offers into online banking and expire on October 24, 2028. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.
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

Privacy and Security
We have architected privacy and security into our systems and practices. A critical part of our strategy involves not collecting, maintaining or using sensitive information, such as social security numbers, credit card numbers, financial account information or medical records. We currently do not receive any PII from our FI partners. We only receive data in aggregate and target marketing against anonymized data. This approach to privacy is intended to protect consumers. Our privacy and security standards have also been designed and implemented to meet the requirements and safeguard the reputations of our FI partners and marketers, many of which are large, multinational corporations. These customers frequently audit our practices and engage in detailed assessments of our infrastructure.
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
A cornerstone of our practices is transparency in data use and consumer choice. Our privacy policy outlines the types of data we collect and how we use it. Most of our FI partners maintain different types of "opt-out” features for any consumer wishing to opt out of Cardlytics Direct.
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
Employees
As of December 31, 2018, we had 402 full-time employees, including 91 in delivery, 186 in sales and marketing, 77 in research and development and 48 in general and administrative. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
Corporate Information
Cardlytics, Inc. was initially incorporated under the laws of the State of Delaware in June 2008. Our principal executive offices are located at 675 Ponce de Leon Avenue NE, Suite 6000, Atlanta, Georgia 30308. Our telephone number is (888) 798-5802. Our website address is www.cardlytics.com. We completed our IPO in February 2018 and our common stock is listed on the Nasdaq Global Market under the symbol “CDLX.” “Cardlytics,” the Cardlytics logo and other trademarks or service marks of Cardlytics, Inc. appearing in this Annual Report on Form 10-K are the property of Cardlytics, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols.

Available Information
Our website address is www.cardlytics.com and our investor relations website is located at http://ir.cardlytics.com/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The SEC’s website address is www.sec.gov.
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
Our revenue increased by 16% from $112.8 million in 2016 to $130.4 million in 2017 and 16% from $130.4 million in 2017 to $150.7 million in 2018. We may not be able to sustain revenue growth consistent with our recent history or at all. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, we expect our revenue growth rates to slow in future periods due to a number of factors, which may include slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or banks and credit unions, which we refer to as financial institutions ("FIs"), or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon Cardlytics Direct.
We have historically derived substantially all of our revenue from Cardlytics Direct, our proprietary native bank advertising channel, and expect to continue to derive substantially all of our future revenue from sales of Cardlytics Direct for the foreseeable future. Approximately 87%, 94% and 99% of our revenue in 2016, 2017 and the 2018, respectively, was derived from sales of Cardlytics Direct. Revenue from our Other Platform Solutions, where we use purchase intelligence outside of the native bank advertising channel, was approximately $15.0 million, $8.0 million and $1.4 million in 2016, 2017 and 2018, respectively. Substantially all of our total Other Platform Solutions revenue in each of these periods was derived from sales of our Other Platform Solutions delivered as a managed service until it was discontinued on July 31, 2017. Given that we are now focusing the substantial majority of our efforts and resources to support the growth of Cardlytics Direct, we do not expect to generate any revenue from Other Platform Solutions for the foreseeable future. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct. Our operating results could also suffer due to:

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

•	our failure to offer compelling incentives to our FIs’ customers;

•	any decline in demand for Cardlytics Direct by marketers or their agencies;

•	the introduction by competitors of products and technologies that serve as a replacement or substitute for, or represent an improvement over, Cardlytics Direct;

•	FIs developing their own technology to support purchase intelligence marketing or other incentive programs;

•	technological innovations or new standards that Cardlytics Direct does not address; and

•	sensitivity to current or future prices offered by us or competing solutions.
In addition, we are required to pay Consumer Incentives with respect to a majority of our Cardlytics Direct marketing campaigns regardless of whether the amount of such Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer. Further, we are often required to pay such Consumer Incentives before we receive payment from the applicable marketer. Accordingly, to the extent that the amount of Consumer Incentives that we are required to pay materially exceeds the billings that we receive or we encounter any significant failure to ultimately collect payment, our business, financial condition and operating results could be adversely affected.
If we are unable to grow our revenue from sales of Cardlytics Direct, our business and operating results would be harmed.
We are substantially dependent on Chase, Bank of America and a limited number of other FI partners.
Our business is substantially dependent on Chase, Bank of America and a limited number of other FI partners. We require participation from our FI partners in Cardlytics Direct and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of average FI MAUs of any FI partner is indicative of our level of dependence on such FI partner.
Chase launched the Cardlytics Direct program for mobile banking in November 2018. As a result, during the fourth quarter of 2018, Chase contributed 27% of our average FI MAUs. Chase expanded the program to their email channel in January 2019 and we expect Chase to further expand the program to online banking during the first half of 2019.
During 2016, 2017, 2018 and the fourth quarter of 2018, our largest FI partner, Bank of America contributed 47%, 51%, 47% and 37% of our average FI MAUs, respectively. Lloyds Bank plc ("Lloyds"), our largest FI partner in the U.K., contributed 10%, 9%, 8% and 6% of our average FI MAUs in 2016, 2017, 2018 and the fourth quarter of 2018, respectively. Digital Insight contributed 13%, 11%, 10% and 8% of our average FI MAUs in 2016, 2017, 2018 and the fourth quarter of 2018, respectively. PNC contributed 10%, 8%, 10% and 8% of our average FI MAUs in 2016, 2017, 2018 and the fourth quarter of 2018, respectively. We anticipate that Chase and Bank of America will contribute a significant portion of our average FI MAUs for the foreseeable future.
In addition, we pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs. During 2016, 2017, 2018 and the fourth quarter of 2018, Bank of America accounted for 64%, 63%, 64% and 52% of the total FI Share we paid to all FIs, respectively. Lloyds accounted for 10%, 12%, 9% and 6% of the total FI Share we paid to all FIs in 2016, 2017, 2018 and the fourth quarter of 2018, respectively. We anticipate that Bank of America, will continue to receive a significant portion of our FI Share for the foreseeable future. During the fourth quarter in 2018, Chase contributed approximately 16% of our aggregate FI Share.
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

If we fail to attract new or maintain our relationships with current FI partners or maintain our relationships with bank processors and digital banking providers, we may not be able to sufficiently grow our revenue, which could significantly harm our business, results of operations and financial condition.
Our ability to grow our revenue depends on our ability to attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 15 largest FIs in the U.S., five of which are currently part of our network, while the balance of card spending is spread across thousands of smaller FIs. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to establish relationships with the large FIs that are not currently part of our network and to maintain our relationships with the large FIs that are currently part of our network. In addition, we must continue to maintain our relationships with our existing bank processor and digital banking provider partners and attract new such partners because these partners aggregate smaller FIs into our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large FIs, bank processors and digital banking providers. If we are unable to attract new FI partners, maintain our relationships with our existing bank processor and digital banking provider partners or attract new bank processor and digital provider partners, our business, results of operations and financial condition would be significantly harmed and we may fail to capture a material portion of the native bank advertising market opportunity.
Our future success will depend, in part, on our ability to expand into new industry verticals.
We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new verticals such as e-commerce/direct-to-consumer, grocery, travel, and entertainment verticals, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industry verticals. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industry verticals. Our success in expanding sales of our solutions to marketers in new industry verticals will depend on a variety of factors, including our ability to:

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
Our marketer base is concentrated with our top five marketers representing 23% of revenue for each of the years ended December 31, 2016, 2017 and 2018. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
Further, our top five marketers represented 21%, 24% and 23% of accounts receivable as of December 31, 2016, 2017 and 2018, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could adversely affect our business, results of operations and financial conditions.

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
As of December 31, 2018, we only had direct contractual relationships with 21of our FI partners. Our other FI partners became part of our network through bank processors and digital banking providers, such as Digital Insight and Fidelity Information Services LLC (“FIS”). While FI partners that were part of our network through our relationships with Digital Insight and FIS contributed approximately 10% of our total number of average FI MAUs for the year ended December 31, 2018, these indirect FI partners represented substantially all of our total FI partners as of 2018. These indirect FI partners may terminate their relationships with these bank processors or digital banking providers, thereby indirectly terminating their relationships with us, independent of the actual or perceived value of our solutions to them.
Delays in the full launch of Cardlytics Direct at Chase or Wells Fargo, or failure to launch at all, may result in our failure to meet expectations with respect to future operating results.
In May 2018, we signed a seven-year agreement for a national launch of Cardlytics Direct with Chase. In August 2018, we signed a four-year agreement with the initial term expiring on July 1, 2022, for a national launch of Cardlytics Direct with Wells Fargo. Chase launched the Cardlytics Direct program for mobile banking in November 2018 and expanded the program to their email channel in January 2019. We expect Chase to further expand the Cardlytics Direct program to online banking during the first half of 2019. We expect Wells Fargo to launch the Cardlytics Direct program in 2019. The implementation of the online banking channel at Chase and full deployment at Wells Fargo may require significant investment in our systems and infrastructure, and we may encounter unforeseen technological issues which could cause delays in the launch, limitations to the scope of the launch or an inability to launch at all. In addition, Chase may terminate the agreement at any time upon 90 days' written notice and Wells Fargo may terminate the agreement at any time upon 180 days' written notice. If the launch of Cardlytics Direct online at Chase or full deployment at Wells Fargo is delayed, limited or terminated, our business, financial condition and operating results could be harmed.
We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.
As of December 31, 2018, our total indebtedness was approximately $46.7 million. On May 21, 2018, we entered into a loan facility with Pacific Western Bank (the "New Loan Facility") consisting of a $30.0 million asset-based revolving line of credit ("2018 Line of Credit") and a $20.0 million term loan ("2018 Term Loan") maturing on May 21, 2020. As of December 31, 2018, there was approximately $26.7 million and $20.0 million outstanding under the 2018 Line of Credit and 2018 Term Loan, respectively.
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
We are also required under the New Loan Facility to comply with specified financial covenants. Our ability to comply with those financial covenants can be affected by events beyond our control and we may not be able to comply with those covenants. These covenants may make it difficult to operate our business. A failure by us to comply with the covenants contained in our New Loan Facility could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, including the occurrence of a material adverse change, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our New Loan Facility. If the indebtedness under our New Loan Facility were to be accelerated, our future financial condition could be materially adversely affected.
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
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of December 31, 2018. In 2017, we paid certain of our FI partners an aggregate of approximately $2.6 million related to 2016 FI Share commitments in excess of the amount of FI Share otherwise payable to such FI partners in the absence of such commitments, and it is possible that we may be required to fund similar shortfalls in future periods. In certain cases, we are also responsible for funding certain development costs for user interface enhancements and implementation costs on behalf of FIs. These agreements allow for reimbursements to us through future reductions to FI Share. During 2018, development payments to a certain FI partner totaled $9.3 million, which are expected to be offset by recoveries through FI Share payment reductions of $4.6 million in 2019.
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
Any failure of our FI partners to effectively deliver and promote the online incentive programs that comprise Cardlytics Direct could materially and adversely affect our business.
We have spent the last several years and significant resources building out technology integrations with our FI partners to facilitate the delivery of incentive programs to our FIs’ customers and measuring those customers subsequent in-store or digital spending. We are also reliant on our network of FI partners to promote their digital incentive programs, increase customer awareness and leverage additional customer outreach channels like email, all of which can increase customer engagement, as well as expand our network of FI partners. We believe that key factors in the success and effectiveness of our incentive program include the level of accessibility and prominence of the program on the FI partners’ website and mobile applications, as well as the user interface through which a customer is presented with marketing content. In certain cases, we have little control over the prominence of the incentive program and design of the user interface that our FI partners choose to use. To the extent that our FI partners deemphasize incentive programs, make incentive programs difficult to locate on their website and/or mobile applications and/or fail to provide a user interface that is appealing to FI customers, FI customers may be less likely to purchase the products or solutions that are featured in incentive programs, which could negatively impact the amount of fees that we are able to charge our marketer customers in connection with marketing campaigns, and, therefore, our revenue. In addition, a failure by FIs to properly deliver or sufficiently promote marketing campaigns would reduce the efficacy of our solutions and impair our ability to attract and retain marketers and their agencies. As a result, the revenue we generate from our Cardlytics Direct solution may be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.

Our business could be adversely affected if marketers or their agencies are not satisfied with our solutions or our systems and infrastructure fail to meet their needs.
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. With respect to Cardlytics Direct, we rely on our Offer Management System ("OMS") to facilitate the creation of marketing campaigns and evaluate the results of campaigns, and our Offer Placement System ("OPS"), to track impressions, engagement, activation and redemptions and to target consumers and present offers. Any failure of, or delays in the performance of, our systems, including without limitation our OMS or OPS, could cause service interruptions or impaired system performance. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to a higher redemptions, which would negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.
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
Most marketers do business with us by placing insertion orders for particular marketing campaigns, either directly or through marketing agencies that act on their behalf. We often do not have any commitment from a marketer beyond the campaign governed by a particular insertion order, and we frequently must compete to win further business from a marketer. Our insertion orders may also be canceled by marketers or their marketing agencies prior to the completion of the campaign; provided that marketers or their agencies are required to pay us for services performed prior to cancellation. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing marketers, while continually expanding the number of marketers for which we provide services. To maintain and increase our revenue, we must encourage existing marketers and their agencies to increase their use of our solutions and add new marketers. Many marketers and marketing agencies, however, have only just begun using our solutions for a limited number of marketing campaigns, and our future revenue growth will depend heavily on these marketers and marketing agencies expanding their use of our solutions across campaigns and otherwise increasing their spending with us. Even if we are successful in convincing marketers and their agencies to use our solutions, it may take several months or years for them to meaningfully increase the amount that they spend with us. Further, larger marketers with multiple brands typically have individual marketing budgets and marketing decision makers for each of their brands, and we may not be able to leverage our success in securing a portion of the marketing budget of one or more of a marketer’s brands into additional business with other brands. Moreover, marketers may place internal limits on the allocation of their marketing budgets to digital marketing, to particular campaigns, to a particular provider or for other reasons. In addition, we are reliant on our FI network to have sufficient marketing inventory within Cardlytics Direct to place the full volume of advertisements contracted for by our marketers and their agencies. Any failure to meet these demands may hamper the growth of our business and the attractiveness of our solutions.

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
Because many of our agreement are not long-term with our marketers or their agencies, we may not be able to accurately predict future revenue streams, and we cannot guarantee that our current marketers will continue to use our solutions, or that we will be able to replace departing marketers with new marketers that provide us with comparable revenue. If we are unable to retain and increase sales of our solutions to existing marketers and their agencies or attract new marketers and their agencies for any of the reasons above or for other reasons, our business, financial condition and operating results would be adversely affected.
We have a history of losses and may not achieve profitability in the future.
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $75.7 million, $19.6 million and $53.0 million in 2016, 2017 and 2018, respectively. As of December 31, 2018, we had an accumulated deficit of $321.5 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Our future success depends on our ability to adapt and innovate. To attract, retain and increase new marketers and FI partners, we will need to expand and enhance our solutions to meet changing needs, add functionality and address technological advancements. If we are unable to adapt our solutions to evolving trends in the marketing industry, if we are unable to properly identify and prioritize appropriate solution development projects or if we fail to develop and effectively market new solutions or enhance existing solutions to address the needs of existing and new marketers and FI partners, we may not be able to achieve or maintain adequate market acceptance and penetration of our solutions, and our solutions may become less competitive or obsolete.
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
The technology underlying our solutions may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data that we leverage and process. In addition, with regard to Cardlytics Direct, if we are unable to attribute Consumer Incentives to our FIs’ customers in a timely manner, our FI partners may limit or discontinue their use of our solutions. Any such error, failure, malfunction, disruption or delay could result in damage to our reputation and could harm our business, financial condition and operating results.

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
During 2016, 2017 and the 2018, we derived 11%, 13% and 13%, respectively, of our revenue outside the U.S. While substantially all of our operations are located in the U.S., we have an office in the U.K. and have opened a research and development office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
Our international operations subject us to a variety of risks and challenges, including:

•	localization of our solutions, including adaptation for local practices;

•	increased management, travel, infrastructure and legal compliance costs associated with having international operations;

•	fluctuations in currency exchange rates and related effect on our operating results;

•	longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	general economic conditions in each country or region;

•	impact of Brexit; reduction in billings, FX rates, and trade with the EU;

•	economic uncertainty around the world;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

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
Exposure to United Kingdom political developments, including the outcome of the referendum on membership in the European Union, could be costly and difficult to comply with and could seriously harm our business.
Currently we have an office in the U.K., which contributed 11%, 13% and 13% of our revenue in 2016, 2017 and 2018, respectively. In June 2016, a referendum was passed in the U.K. to leave the European Union ("EU"), commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the U.K. and other EU countries, even though the formal process for leaving the EU may take years to complete. This formal process began in March 2017, when the U.K. served notice to the European Council under Article 50 of the Treaty of Lisbon. The long-term nature of the U.K.’s relationship with the EU is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. Without further agreement, the U.K. will formally leave the EU in March 2019. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. In particular, although the U.K. enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the U.K. will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital and people between the U.K., the EU and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the U.K. may make to retain access to EU markets. Consequently, no assurance can be given about the impact of the outcome and our business, including operational and tax policies, may be seriously harmed or require reassessment if our U.K. operations or presence becomes a significant part of our business.
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
As of December 31, 2018, we had 402 employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
Due to our international operations, we may be exposed to the effects of fluctuations in currency exchange rates. We generate revenue and incur expenses for employee compensation and other operating expenses at our U.K. and Indian offices in the local currency. Fluctuations in the exchange rates between the U.S. dollar and the British pound and Indian rupee could result in the dollar equivalent of such revenue and expenses being lower, which could have a negative net impact on our reported operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

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
We may be limited in the portion of our net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards ("NOLs"), of $249.8 million and $90.5 million, respectively. Federal and state NOLs generated prior to 2018 will expire in various years beginning in 2028. If we do not earn sufficient taxable income in the future, our NOLs may expire unutilized or underutilized. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its existing NOLs to offset future taxable income. We may have experienced “ownership changes” under IRC Section 382 in the past, and subsequent changes in ownership of our stock, including by reason of future offerings, as well as other changes that may be outside of our control, could result in future ownership changes under IRC Section 382. If we are or become subject to limitations on our use of NOLs under IRC Section 382, our NOLs could expire unutilized or underutilized, even if we earn taxable income against which our NOLs could otherwise be offset. Our NOLs may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our NOLs in our financial statements and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
Some of our activities may also be subject to the laws of foreign jurisdictions, whether or not we are established or based in such jurisdictions. Within the EU where we currently have an active presence in the U.K., Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an internet user’s computer, such as through a cookie, is allowed only if the internet user has given his or her consent. In response, some member states have implemented legislation requiring entities to obtain the user’s consent before placing cookies for targeted marketing purposes.
In the U.K., for example, the Privacy and Electronic Communications Regulations 2011 ("PECR"), implement the requirements of Directive 2009/136/EC (which amended Directive 2002/58/EC), which is known as the ePrivacy Directive. The PECR regulates various types of electronic direct marketing that use cookies and similar technologies. The PECR also imposes sector-specific breach reporting requirements, but only as applicable to providers of particular public electronic communications services. Additional EU member state laws of this type may follow.
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

As of December 31, 2018, we had four issued patents and are pursuing five additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. Bank of America also has a right to purchase the source code underlying Cardlytics Direct upon the occurrence of specified events, which could compromise the proprietary nature of our platform and/or allow Bank of America to discontinue the use of our solutions. Additionally, other FIs have a right to obtain the source code underlying Cardlytics OPS through the release of source code held in escrow upon the occurrence of specified events, which could compromise the proprietary nature of our platform and/or allow these FIs to discontinue the use of our solutions.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $28.29 through March 4, 2019. Factors that may affect the market price of our common stock include:

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
In particular, in May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and permits the use of either the retrospective or modified retrospective transition method. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company,” the Jumpstart our Business Startups Act of 2012 ("JOBS Act"), allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act with respect to ASU 2014-09, which will result in ASU 2014-09 becoming applicable to us on January 1, 2019. During the first quarter of 2018, we began assessing the impacts, if any, that this ASU may have on our results of operations, current accounting policies, processes, controls, systems and financial statement disclosures. Based on our initial assessment, we expect to adopt this new standard using the modified retrospective transition method that will result in a cumulative adjustment as of the date of the adoption. We also expect to continue to report our revenue on our consolidated statements of operations net of Consumer Incentives and gross of FI Share. We are continuing to assess the impact of this standard on our financial position, results of operations and related disclosures and have not yet determined whether the effect will be material.
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
We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Atlanta, Georgia where we occupy a facility of approximately 77,000 square feet. Our lease expires in April 2025. We have additional offices in New York, NY; London, U.K. and Visakhapatnam, India. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.
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
Holders of Record
As of February 28, 2019, there were approximately 109 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Use of Proceeds from Initial Public Offering of Common Stock
On February 13, 2018, we closed our initial public offering ("IPO"), in which we issued and sold 5,400,000 shares of common stock at a public offering price of $13.00 per share. On February 14, 2018, pursuant to the underwriters’ partial exercise of their over-allotment option to purchase up to an additional 810,000 shares from us, we issued and sold an additional 421,355 shares of our common stock at $13.00 per share. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-222531), which was declared effective by the SEC on February 8, 2018. Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC acted as joint book-running managers of our IPO. Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc. also acted as book-runners for the IPO. Raymond James & Associates, Inc. and KeyBanc Capital Markets Inc. acted as the co-managers for the IPO.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
We derived the selected consolidated statement of operations data and consolidated balance sheet data for the years ended and as of December 31, 2015, 2016, 2017 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data for the year ended December 31, 2015 and the consolidated balance sheet data as of December 31, 2015 and 2016 have been derived from our audited consolidated financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with our consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report. The following tables are stated in thousands, except share and per share data.

	Year Ended December 31,
	2015	2016	2017	2018
Consolidated statement of operations data:
Revenue	$77,634	$112,821	$130,365	$150,684
Costs and expenses:
FI Share and other third-party costs	47,691	66,285	73,247	85,371
Delivery costs(1)	4,803	6,127	7,012	10,632
Sales and marketing expense(1)	32,784	31,261	31,927	41,878
Research and development expense(1)	11,604	13,902	12,150	16,210
General and administrative expense(1)	18,197	21,355	20,100	34,228
Depreciation and amortization expense	2,194	4,219	3,028	3,282
Termination of U.K. agreement expense	—	25,904	—	—
Total costs and expenses	117,273	169,053	147,464	191,601
Operating loss	(39,639)	(56,232)	(17,099)	(40,917)
Other (expense) income:
Interest expense, net	(1,484)	(6,170)	(8,239)	(3,264)
Change in fair value of warrant liabilities, net	914	(32)	(581)	(6,760)
Change in fair value of convertible promissory notes	—	(786)	(1,244)	—
Change in fair value of convertible promissory notes—related parties	—	(10,091)	6,213	—
Other (expense) income, net	(432)	(2,385)	1,309	(2,101)
Total other expense	(1,002)	(19,464)	(2,542)	(12,125)
Loss before income taxes	(40,641)	(75,696)	(19,641)	(53,042)
Income tax benefit	16	—	—	—
Net loss	(40,625)	(75,696)	(19,641)	(53,042)
Adjustments to the carrying value of redeemable convertible preferred stock	(1,001)	(982)	(5,743)	(157)
Net loss attributable to common stockholders	$(41,626)	$(76,678)	$(25,384)	$(53,199)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(19.91)	$(32.48)	$(7.86)	$(2.79)
Weighted-average common shares outstanding, basic and diluted	2,091	2,361	3,230	19,060

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2015	2016	2017	2018
Delivery costs	$97	$96	$202	$633
Sales and marketing expense	1,015	1,153	1,894	9,358
Research and development expense	386	574	951	4,087
General and administrative expense	955	1,624	2,100	12,712
Total stock-based compensation expense	$2,453	$3,447	$5,147	$26,790

(2)
Refer to Note 14—Earnings Per Share to our consolidated financial statements for additional information regarding the calculation of basic and diluted net loss per share attributable to common stockholders.

	December 31,
	2015	2016	2017	2018
Consolidated balance sheet data:
Cash and cash equivalents	$27,323	$22,838	$21,262	$39,623
Restricted cash	286	130	—	20,247
Accounts receivable, net	37,410	42,042	48,348	58,125
Working capital(1)	817	28,720	32,490	72,446
Total assets	82,290	86,859	100,758	153,763
Total debt	32,262	111,899	57,012	46,714
Total liabilities	84,390	157,672	113,007	101,788
Total redeemable convertible preferred stock	160,061	146,022	196,437	—
Warrant liability	2,942	2,197	10,230	—
Additional paid-in capital	10,364	29,867	58,693	371,463
Accumulated deficit	(173,108)	(248,804)	(268,445)	(321,487)
Total stockholders’ (deficit) equity	$(162,161)	$(216,835)	$(208,686)	$51,975

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
Overview
Cardlytics makes marketing more relevant and measurable through our purchase intelligence platform. Our partnerships with financial institutions ("FIs") provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We are a partner to FIs, including Bank of America, National Association ("Bank of America"); JPMorgan Chase Bank, National Association (“Chase”); PNC Bank National Association ("PNC"); Branch Banking and Trust Company, ("BB&T"); SunTrust Banks, Inc., ("SunTrust"); Lloyds Bank plc ("Lloyds"); Santander UK plc, ("Santander"); and several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Additionally, in the third quarter of 2018, we entered into an agreement with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Wells Fargo customers. We expect Wells Fargo to launch the Cardlytics Direct program in 2019.
We were founded in 2008 with the vision to transform commerce with purchase intelligence. Cardlytics Direct, our proprietary native bank advertising channel, enables marketers to reach consumers through their trusted and frequently visited mobile and online banking channels. We have historically derived substantially all of our revenue from sales of Cardlytics Direct. During 2016, 2017 and 2018, our Cardlytics Direct revenue was $97.8 million, $122.4 million and $149.3 million, respectively.

We have experienced growth in our revenue since inception. Revenue from sales of Cardlytics Direct, which excludes Consumer Incentives, was $97.8 million, $122.4 million and $149.3 million for 2016, 2017 and 2018, respectively, representing a compound annual growth rate of 16%. During 2016, 2017 and 2018, our average FI MAUs were approximately 43.9 million, 54.9 million and 65.0 million, respectively, and our average Cardlytics Direct revenue per user was $2.23, $2.23 and $2.30, respectively. FI MAU and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.
During 2016, 2017 and 2018, our net loss was $75.7 million, $19.6 million and $53.0 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. In 2016, our net loss includes a $25.9 million one-time non-cash charge related to the termination of our U.K. agreement with Aimia EMEA Limited, and a $10.9 million non-cash charge related to the issuance and change in fair value of convertible promissory notes. In 2017, our net loss includes a $5.0 million non-cash gain related to the change in fair value of convertible promissory notes. In 2018, our net loss includes $26.8 million of stock-based compensation expense, a $6.8 million non-cash expense related to the change in fair value of our warrant liabilities, a $0.9 million loss on extinguishment of debt and a $2.5 million non-cash expense related to the vesting of warrants issued to an FI partner that accelerated upon our IPO.
FI Partners
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
Chase launched the Cardlytics Direct program for mobile banking in November 2018. As a result, during the fourth quarter of 2018, our average FI MAUs were 83.2 million of which Chase contributed 27%. Chase expanded the program to their email channel in January 2019 and we expect Chase to further expand the program to online banking during the first half of 2019.
During 2016, 2017, 2018 and the fourth quarter of 2018 our largest FI partner, Bank of America, contributed approximately 47%, 51%, 47% and 37% of our average FI MAUs, respectively. Lloyds, our largest FI partner in the United Kingdom ("U.K."), contributed approximately 10%, 9%, 8% and 6% of our average FI MAUs in 2016, 2017, 2018 and the fourth quarter of 2018, respectively. Digital Insight Corporation, a subsidiary of NCR Corporation ("Digital Insight") contributed 13%, 11%, 10% and 8% of our average FI MAUs and PNC contributed 10%, 8%, 10% and 8% of our average FI MAUs in 2016, 2017, 2018 and the fourth quarter of 2018, respectively.
Recent Developments
On May 3, 2018 and May 7, 2018, respectively, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the “Chase Agreement”) with Chase, pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Chase customers. Under the Agreement, we will provide Chase with access to Cardlytics Direct for an initial term beginning on the date Cardlytics Direct is made generally available to Chase’s customers and ending seven years from that date. Chase may terminate the Agreement at any time upon 90 days’ written notice. We will share billings that we generate from the sale of advertising within the Chase digital channels with Chase.
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
On September 28, 2018, we renewed our Spending Rewards Agreement (the “Lloyds Agreement”) with Lloyds, pursuant to which we agreed to continue to provide Cardlytics Direct to Lloyds customers through December 31, 2020. Lloyds may terminate the Agreement at any time upon 9 months’ written notice. We will share revenue that we generate from the sale of advertising within the Lloyds digital channels with Lloyds. Included in the renewal of our agreement with Lloyds are certain amendments that are retroactively applied as of January 1, 2018, which resulted in a $0.8 million gain recorded during the third quarter of 2018 in FI Share and other third-party costs on our consolidated statement of operations.

FI Partner Commitments
Agreements with certain FI partners require us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Certain of these agreements provide for future reductions in FI Share due to the FI partner. During 2018, scheduled development payments to a certain FI partner totaled $9.3 million, which is expected to be offset by recoveries through FI Share payment reductions of $4.6 million in 2019.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of December 31, 2018. We currently expect the milestones to be achieved in the first half of 2019 and expect a FI Share commitment shortfall of between $5.0 million and $6.0 million. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the issuance of our Series G redeemable convertible preferred stock, we issued warrants to purchase an aggregate number of shares of our common stock, which was determined based on the volume weighted average closing price of our common stock for the 30 trading days up to and including August 7, 2018. Based on this calculation, in August 2018, we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were subsequently exercised, resulting in the issuance of 792,434 shares of our common stock.
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
Our Business Model
Cardlytics Direct
Cardlytics Direct is our proprietary native bank advertising channel that enables marketers to reach consumers through their trusted and frequently visited digital banking channels. Working with a marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful predictive analytics, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers. We have generated substantially all of our revenue from sales of Cardlytics Direct since inception.
We price Cardlytics Direct marketing in two primary ways: (1) Cost per Served Sale ("CPS") and (2) Cost per Redemption ("CPR"). We developed our pricing models with the needs of marketers in mind. Given our ability to measure the actual performance of Cardlytics Direct in driving sales, we are able to offer marketers performance-based pricing models where they only pay us based on actual sales influenced by marketing through our native bank channel. We price Cardlytics Direct utilizing other pricing models, which may change over time as we acquire new customers and expand the sale of Cardlytics Direct into new industry verticals. These pricing models are designed to ensure that marketers realize an actual return on their advertising spend with us.

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
Other Platform Solutions
Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. We have shifted the majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future, and we expect Other Platform Solutions revenue to decline in future periods compared to prior periods. During 2016, 2017 and 2018, Other Platform Solutions revenue was $15.0 million, $8.0 million and $1.4 million, respectively. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct.
Key Factors Affecting Our Performance
Our historical financial performance has been, and we expect our financial performance in the future will be, primarily driven by the following factors:

•
Ability to Increase Spend from Existing Marketers and Acquire New Marketers in New and Existing Verticals.  Our performance depends on our ability to continue to increase adoption of our solutions within our existing marketer base and attract new marketers in new and existing verticals that invest meaningfully in marketing through our solutions. Our ability to increase adoption among existing marketers is particularly important in light of our land-and-expand business model. We believe that we have the opportunity to expand our marketer base with a focus on attracting new brands, retailers, service providers and new categories of marketers that will invest significantly in the use of purchase intelligence. We believe that we also have the opportunity to increase adoption of our solutions across our existing marketers. In order to expand and further penetrate our marketer base, we have made, and plan to continue to make, investments in expanding our direct sales teams and indirect sales channels, and increasing our brand awareness. However, our ability to continue to grow our marketer base is dependent upon our ability to compete within the evolving markets in which we participate.

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

•
Ability to Expand our FI Partner Network.  Our ability to maintain and grow our revenue is contingent upon maintaining and expanding our relationships with our FI partners. Each new FI partner increases the size of our data asset, increasing the value of our solutions to both marketers and FIs that are already part of our network. Accordingly, we are focused on the continued expansion of our FI network to ensure that we have robust purchase data to support a broad array of incentive programs with respect to Cardlytics Direct and to enrich our Other Platform Solutions. However, our sales and integration cycle with respect to our FI partners can be costly and long, and it is difficult to predict if or when we will be successful in generating revenue from a new FI relationship.

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

	Year Ended December 31,
	2016	2017	2018
	(Amounts in thousands, except ARPU)
FI monthly active users ("FI MAUs")	43,927	54,943	65,012
Average revenue per user ("ARPU")	$2.23	$2.23	$2.30
Adjusted contribution(1)(2)	$48,226	$58,744	$69,450
Adjusted EBITDA(1)(2)	$(17,046)	$(7,178)	$(6,595)

(1)
Adjusted contribution and Adjusted EBITDA includes the impact of an accrued expense totaling $2.6 million during 2016 related to shortfall in meeting a minimum FI Share commitment. There was no corresponding accrued expense during 2017 and 2018.

(2)
Adjusted contribution and Adjusted EBITDA includes the impact of a $0.8 million gain during 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

Monthly Active Users
We define FI monthly active users ("FI MAUs") as targetable customers or accounts of our FI partners that logged in and visited the online or mobile banking applications of, or opened an email from, our FI partners during a monthly period. We then calculate a monthly average of these FI MAUs for the periods presented. We believe that FI MAUs is an indicator of our and our FI partners’ ability to drive engagement with Cardlytics Direct and is reflective of the marketing base that we offer to marketers through Cardlytics Direct.
Chase launched the Cardlytics Direct program for mobile banking in November 2018. As a result, during the fourth quarter of 2018, our average FI MAUs were 83.2 million. Chase expanded the program to their email channel in January 2019 and we expect Chase to further expand the program to online banking during the first half of 2019. We also expect Wells Fargo to launch the Cardlytics Direct program in 2019. We anticipate FI MAUs to increase as Chase and Wells Fargo launch the Cardlytics Direct program.
Average Revenue per User
We define average revenue per user ("ARPU") as the total Cardlytics Direct revenue generated in the applicable period calculated in accordance with generally accepted accounting principles in the United States ("GAAP"), divided by the average number of FI MAUs in the applicable period. We believe that ARPU is an indicator of the value of our relationships with our FI partners with respect to Cardlytics Direct.
We expect a decline in ARPU as Chase and Wells Fargo launch the Cardlytics Direct program due to the growth of FI MAUs exceeding the corresponding growth in Cardlytics Direct revenue.

Adjusted Contribution
Adjusted contribution represents our revenue less our FI Share and other third-party costs as well as less a non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs. During the first quarter of 2018, we refined our definition of adjusted contribution to exclude the impact of a non-cash charge related to the issuance of equity to an FI partner and the impact of amortization and impairment of deferred FI implementation costs. We believe this change is warranted and appropriate since the investment is expected to yield meaningful long-term relationships with our FI partners and provide incentive for our FI partners to invest in the user interfaces that complement our platform. We have recast all historical disclosures of adjusted contribution for the periods presented.
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
We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Nevertheless, our use of adjusted contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Other companies, including companies in our industry that have similar business arrangements, may address the impact of FI Share and other third-party costs differently. Refer to Note 10—Fair Value Measurement to our consolidated financial statements for additional information. You should consider adjusted contribution alongside our other GAAP financial results.
The following table presents a reconciliation of adjusted contribution to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2016	2017	2018
Revenue	$112,821	$130,365	$150,684
Minus:
FI Share and other third-party costs(1)	64,595	71,621	81,234
Adjusted contribution(2)(3)	$48,226	$58,744	$69,450

(1)
FI Share and other third-party costs presented above excludes a non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs, which are detailed below in our reconciliation of GAAP net loss to non-GAAP adjusted EBITDA.

(2)
Adjusted contribution includes the impact of an accrued expense totaling $2.6 million during 2016 related to shortfall in meeting a minimum FI Share commitment. There was no corresponding accrued expense during 2017 and 2018.

(3)
Adjusted contribution includes the impact of a $0.8 million gain during 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency (gain) loss; amortization and impairment of deferred FI implementation costs; costs associated with financing events; loss on extinguishment of debt; restructuring costs; change in fair value of warrant liabilities; change in fair value of convertible promissory notes; non-cash equity expense recognized in FI Share; and termination of U.K. agreement expense. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include change in fair value of warrant liabilities, change in fair value of convertible promissory notes, foreign currency (gain) loss, amortization and impairment of FI implementation costs, depreciation and amortization expense, stock-based compensation expense and a non-cash equity expense included in FI Share. Notably, any impacts related to minimum FI Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.

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
The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2016	2017	2018
Net loss	$(75,696)	$(19,641)	$(53,042)
Plus:
Interest expense, net	6,170	8,239	3,264
Depreciation and amortization expense	4,219	3,028	3,282
Stock-based compensation expense	3,447	5,147	26,790
Foreign currency loss (gain)	1,926	(1,318)	1,172
Amortization and impairment of deferred FI implementation costs(1)	1,690	1,626	1,618
Costs associated with financing events	2,632	129	118
Loss on extinguishment of debt	462	—	924
Restructuring costs	1,291	—	—
Change in fair value of warrant liabilities	32	581	6,760
Change in fair value of convertible promissory notes	10,877	(4,969)	—
Non-cash equity expense included in FI Share(1)	—	—	2,519
Termination of U.K. agreement expense	25,904	—	—
Adjusted EBITDA(2)(3)	$(17,046)	$(7,178)	$(6,595)

(1)
Non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs are excluded from FI Share and other third party costs, which is shown above in our reconciliation of GAAP revenue to non-GAAP adjusted contribution.

(2)
Adjusted EBITDA includes the impact of an accrued expense totaling $2.6 million during 2016 related to shortfall in meeting a minimum FI Share commitment. There was no corresponding accrued expense during 2017 and 2018.

(3)
Adjusted EBITDA includes the impact of a $0.8 million gain during 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

Components of Results of Operations
Revenue
We generate revenue from the sale of our Cardlytics Direct solution and our Other Platform Solutions. In early 2018, we began a strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future, and we expect our overall Other Platforms Solutions revenue to decline in future periods compared to prior periods. We sell our solutions by entering into agreements directly with marketers or their marketing agencies. These agreements state the terms of the arrangement, the agreed-upon fee and, with respect to Cardlytics Direct, the fixed period of time the offers will be available to FI customers. We generally bill for our solutions on a monthly basis following delivery of our solutions. We report revenue net of Consumer Incentives.
Cost and Expense
We classify our expenses into the following categories: FI Share and other third-party costs; delivery costs; sales and marketing expense; research and development expense; general and administrative expense; and depreciation and amortization expense.

FI Share and Other Third-Party Costs
FI Share and other third-party costs consist primarily of the FI Share that we pay our FI partners, media and data costs and, through June 30, 2016, allocation of revenue in the U.K. to Aimia. In June 2016, we acquired full control of, and the right to retain all revenue with respect to, our business in the U.K. from Aimia. FI Share and other third-party costs also include the amortization or impairment of deferred implementation costs incurred pursuant to our agreements with certain FI partners and any incremental costs due to FIs as part of revenue commitment arrangements, as well as a $2.5 million non-cash expense in 2018 related to the vesting of warrants issued to an FI partner that accelerated upon the consummation of our IPO.
Delivery Costs
Delivery costs consist primarily of personnel costs of our campaign, data operations and production support teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Delivery costs also include hosting facility costs, internally developed and purchased or licensed software costs, outsourcing costs and professional services costs. As we add data center capacity and support personnel in advance of anticipated growth, our delivery costs will increase in absolute dollars and if such anticipated revenue growth does not occur, our delivery costs as a percentage of revenue will be adversely affected.
Sales and Marketing Expense
Sales and marketing expense consists primarily of personnel costs of our sales, account management, marketing and analytics teams, including salaries, benefits, bonuses, commissions, stock-based compensation and payroll taxes. Sales and marketing expense also includes professional fees, marketing programs such as trade shows, marketing materials, public relations, sponsorships and other brand building expenses, as well as outsourcing costs, travel and entertainment expenses and company funded consumer testing expenses for certain marketers that are not current customers. We expect that our sales and marketing expense will increase in absolute dollars as a result of hiring new sales representatives and as we invest to enhance our brand. Over time, we expect sales and marketing expenses will decline as a percentage of revenue.
Research and Development Expense
Research and development expense consists primarily of personnel costs of our information technology ("IT") engineering, IT architecture and product development teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Research and development expense also includes outsourcing costs, software licensing costs, professional fees and travel expenses. We focus our research and development efforts on improving our solutions and developing new ones. We expect research and development expense to increase in absolute dollars as we continue to create new solutions and improve the functionality of our existing solutions.
General and Administrative Expense
General and administrative expense consists of personnel costs of our executive, finance, legal, compliance, IT support and human resources teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. General and administrative expense also includes professional fees for external legal, accounting and consulting services, financing transaction costs, facilities costs such as rent and utilities, royalties, bad debt expense, travel expense, property taxes and franchise taxes. We expect that general and administrative expenses will increase on an absolute dollar basis but decrease as a percentage of revenue as we focus on processes, systems and controls to enable the our internal support functions to scale with the growth of our business.
Depreciation and Amortization Expense
Depreciation and amortization expense includes depreciation of property and equipment over the estimated useful life of the applicable asset as well as amortization of deferred patent costs and capitalized internal-use software development costs.
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
Income Taxes
We have generated losses before income taxes in the U.S., United Kingdom ("U.K.") and most U.S. state income tax jurisdictions. We have generated historical net losses and recorded a full valuation allowance against our deferred tax assets. We expect to maintain a full valuation allowance in the near term. Due to our history of losses and our expectation of maintaining a full valuation allowance, we have not recorded an income tax provision or benefit during the periods presented. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.
Results of Operations
The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2017	2018
Revenue	$112,821	$130,365	$150,684
Costs and expenses:
FI Share and other third-party costs	66,285	73,247	85,371
Delivery costs(1)	6,127	7,012	10,632
Sales and marketing expense(1)	31,261	31,927	41,878
Research and development expense(1)	13,902	12,150	16,210
General and administrative expense(1)	21,355	20,100	34,228
Depreciation and amortization expense	4,219	3,028	3,282
Termination of U.K. agreement expense	25,904	—	—
Total costs and expenses	169,053	147,464	191,601
Operating loss	(56,232)	(17,099)	(40,917)
Other (expense) income:
Interest expense, net	(6,170)	(8,239)	(3,264)
Change in fair value of warrant liabilities, net	(32)	(581)	(6,760)
Change in fair value of convertible promissory notes	(786)	(1,244)	—
Change in fair value of convertible promissory notes—related parties	(10,091)	6,213	—
Other (expense) income, net	(2,385)	1,309	(2,101)
Total other expense	(19,464)	(2,542)	(12,125)
Loss before income taxes	(75,696)	(19,641)	(53,042)
Income tax benefit	—	—	—
Net loss	$(75,696)	$(19,641)	$(53,042)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2016	2017	2018
Delivery costs	$96	$202	$633
Sales and marketing expense	1,153	1,894	9,358
Research and development expense	574	951	4,087
General and administrative expense	1,624	2,100	12,712
Total stock-based compensation expense	$3,447	$5,147	$26,790
The following table sets forth our consolidated statements of operations expressed as a percentage of revenue (percentages may not sum due to rounding):

	Year Ended December 31,
	2016	2017	2018
Revenue	100%	100%	100%
Costs and expenses:	—	—	—
FI Share and other third-party costs	59	56	57
Delivery costs	5	5	7
Sales and marketing expense	28	24	28
Research and development expense	12	9	11
General and administration expense	19	15	23
Depreciation and amortization expense	4	2	2
Total costs and expenses	150	113	127
Operating loss	(50)	(13)	(27)
Other (expense) income:	—	—	—
Interest expense, net	(5)	(6)	(2)
Change in fair value of warrant liabilities, net	—	—	(4)
Change in fair value of convertible promissory notes	(1)	(1)	—
Change in fair value of convertible promissory notes—related parties	(9)	5	—
Other (expense) income, net	(2)	1	(1)
Total other expense	(17)	(2)	(8)
Loss before income taxes	(67)	(15)	(35)
Income tax benefit	—	—	—
Net loss	(67)%	(15)%	(35)%

Comparison of Year Ended December 31, 2017 and 2018
Revenue

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Revenue by solution:
Cardlytics Direct	$122,391	$149,323	$26,932	22%
Other Platform Solutions	7,974	1,361	(6,613)	(83)
Total revenue	$130,365	$150,684	$20,319	16%
Revenue increased by $20.3 million in 2018 compared to 2017, primarily due to a $26.9 million increase in revenue generated from sales of Cardlytics Direct. Of this increase, $7.1 million related to sales of Cardlytics Direct to new marketers, while $19.8 million related to increased sales of Cardlytics Direct to existing marketers. Revenue from Other Platform Solutions during 2017 consisted substantially of revenue from sales of our Other Platform Solutions delivered as a managed service, which was discontinued as in July 2017.
Costs and Expenses
FI Share and Other Third-Party Costs

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
FI Share and other third-party costs by solution:
Cardlytics Direct	$67,207	$80,720	$13,513	20%
Renewal of Lloyds agreement	—	(761)	(761)	n/a
Total Cardlytics Direct	67,207	79,959	12,752	19
Other Platform Solutions	4,414	1,275	(3,139)	(71)
Other components of FI Share and other third-party costs:
Non-cash equity expense included in FI Share	—	2,519	2,519	n/a
Amortization and impairment of deferred FI implementation costs	1,626	1,618	(8)	—
Total FI Share and other third-party costs	$73,247	$85,371	$12,124	17%
% of revenue	56%	57%
Cardlytics Direct FI Share and other third-party costs, excluding the impact of the gain related to the renewal of our agreement with Lloyds, increased by $13.5 million during 2018 compared to 2017 primarily due to increased revenue from sales of Cardlytics Direct.
Included in the renewal of our agreement with Lloyds are certain amendments that are retroactively applied as of January 1, 2018, which resulted in a $0.8 million gain during 2018, which reduced FI Share and other third-party costs on our consolidated statement of operations.
Other Platform Solutions FI Share and other third-party costs decreased during 2018 as we discontinued delivering Other Platform Solutions as a managed service as of July 31, 2017.
Warrants to purchase shares of common stock vested upon the completion of our IPO in February 2018, resulting in a non-cash expense of $2.5 million based on the vesting-date fair value of our common stock underlying these warrants. Since the performance conditions were directly related to revenue-producing activities, we recognized this non-cash expense in FI Share and other third-party costs on our consolidated statement of operations. Refer to Note 10—Fair Value Measurement to our consolidated financial statements for additional information regarding the valuation of the warrants that vested upon the consummation of our IPO.

Delivery Costs

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Delivery costs	$7,012	$10,632	$3,620	52%
% of revenue	5%	7%
Delivery costs increased by $3.6 million during 2018 compared to 2017 primarily due to a $2.5 million increase in personnel costs associated with additional headcount to host Cardlytics Direct for certain new FI partners, a $0.6 million increase in hosting-related IT costs, a $0.4 million increase in stock-based compensation expense and a $0.1 million increase in professional fees.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Sales and marketing expense	$31,927	$41,878	$9,951	31%
% of revenue	24%	28%
Sales and marketing expense increased by $10.0 million during 2018 compared to 2017 primarily due to a $7.5 million increase in stock-based compensation expense, a $2.0 million increase in personnel costs associated with additional headcount, a $0.1 million increase in recruiting fees, a $0.1 million increase in travel costs and $0.1 million increase in software costs.
Research and Development Expense

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Research and development expense	$12,150	$16,210	$4,060	33%
% of revenue	9%	11%
Research and development expense increased by $4.1 million during 2018 compared to 2017 primarily due to a $3.1 million increase in stock-based compensation expense, a $1.0 million increase in personnel costs associated with higher research and development headcount, a $0.3 million increase in recruiting fees and a $0.1 million increase in IT costs, partially offset by a $0.5 million decrease in outsourcing costs.
General and Administrative Expense

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
General and administration expense	$20,100	$34,228	$14,128	70%
% of revenue	15%	23%
General and administrative expense increased by $14.1 million during 2018 compared to 2017 primarily due to a $10.6 million increase in stock-based compensation expense, a $0.9 million increase in personnel costs associated with higher general and administrative headcount, a $0.8 million increase in software license fees, a $0.9 million increase in professional fees, a $0.6 million in increase in insurance premiums, a $0.1 million increase in travel costs and $0.1 million increase in other costs such as facility costs and non-income based taxes.

Depreciation and Amortization Expense

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Depreciation and amortization expense	$3,028	$3,282	$254	8%
% of revenue	2%	2%
Depreciation and amortization expense increased by $0.3 million during 2018 compared to 2017 due to an increase in hosting related computer equipment and our suspension of efforts to obtain certain patents, resulting in the write off of deferred patent costs in 2018.
Interest Expense, Net

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Interest expense	$(6,489)	$(3,521)	$2,968	(46)%
Interest income	62	526	464	748%
Interest expense, net	$(8,239)	$(3,264)	$4,975	(60)%
% of revenue	(6)%	(2)%
Interest expense, net decreased by $5.0 million during 2018 compared to 2017 primarily due to the conversion of our convertible promissory notes into shares of our redeemable convertible preferred stock in May 2017 and lower interest rates under our new loan facility. Interest income increased $0.5 million during 2018 compared to 2017, respectively, due to increased cash deposits subsequent to our IPO.
Change in Fair Value of Warrant Liabilities

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Change in fair value of warrant liabilities	$(581)	$(6,760)	$(6,179)	1,064%
% of revenue	—%	(4)%
Change in fair value of warrant liabilities reflect the changes in the value of our redeemable convertible preferred stock and common stock. Refer to Note 10—Fair Value Measurement to our consolidated financial statements for additional information regarding the valuation of our warrant liabilities.
Change in Fair Value of Convertible Promissory Notes

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes	$(1,244)	$—	$1,244	(100)%
% of revenue	(1)%	—%
Change in fair value of convertible promissory notes reflects the change in the value of our convertible promissory notes, which was driven by periodic valuations. In May 2017, these convertible promissory notes converted into shares of our redeemable convertible preferred stock. Refer to Note 10—Fair Value Measurement to our consolidated financial statements for additional information regarding the valuation of our convertible promissory notes.

Change in Fair Value of Convertible Promissory Notes—Related Parties

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes—related parties	$6,213	$—	$(6,213)	(100)%
% of revenue	5%	—%
Change in fair value of convertible promissory notes reflects the change in the value of our convertible promissory notes, which was driven by periodic valuations. In May 2017, these convertible promissory notes converted into shares of our redeemable convertible preferred stock. Refer to Note 10—Fair Value Measurement to our consolidated financial statements for additional information regarding the valuation of our convertible promissory notes.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2017	2018	$	%
	(dollars in thousands)
Foreign currency gain (loss)	$1,318	$(1,172)	$(2,490)	(189)%
Loss on extinguishment of debt	—	(924)	(924)	n/a
Other expense	$9	$5	$(4)	(44)%
Other income (expense), net	$1,309	$(2,101)	$(3,410)	(261)%
% of revenue	1%	(1)%
Other income (expense), net decreased $3.4 million during 2018 compared to 2017 primarily due to a decrease in the value of the British pound relative to the U.S. dollar. During 2018, we also recognized a $0.9 million loss on extinguishment of debt related to the unamortized discount and unamortized debt issuance costs associated with the 2016 Line of Credit and 2016 Term Loan.
Comparison of Year Ended December 31, 2016 and 2017
Revenue

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Revenue by solution:
Cardlytics Direct	$97,789	$122,391	$24,602	25%
Other Platform Solutions	15,032	7,974	(7,058)	(47)
Total revenue	$112,821	$130,365	$17,544	16%
Revenue increased by $17.5 million in 2017 compared to 2016, primarily due to a $24.6 million increase in revenue generated from sales of Cardlytics Direct. Of this increase, $12.5 million related to sales of Cardlytics Direct to new marketers, while $12.1 million related to increased sales of Cardlytics Direct to existing marketers. Consumer Incentives remained relatively consistent at $57.0 million in 2016 compared to $61.2 million in 2017, which reflects our efforts to optimize the level of Consumer Incentives needed to drive incremental sales for marketers, and resulted in an increase in our revenue. Revenue from Other Platform Solutions decreased by $7.1 million in 2017 compared to 2016, with such decrease primarily driven by the discontinuation of our Other Platform Solutions delivered as a managed service. We do not expect to generate substantial revenue from Other Platform Solutions delivered as a managed service in future periods as we discontinued sales of Other Platform Solutions delivered as a managed service as of July 31, 2017.

Costs and Expenses
FI Share and Other Third-Party Costs

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
FI Share and other third-party costs by solution:
Cardlytics Direct	$56,415	$67,207	$10,792	19%
Other Platform Solutions	8,180	4,414	(3,766)	(46)%
Other component of FI Share and other third-party costs:
Amortization and impairment of deferred FI implementation costs	$1,690	$1,626	$(64)	(4)%
Total FI Share and other third-party costs	$66,285	$73,247	$6,962	11%
% of revenue	59%	56%
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
Delivery Costs

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Delivery costs	$6,127	$7,012	$885	14%
% of revenue	5%	5%
Delivery costs increased by $0.9 million in 2017 compared to 2016, primarily to support enhancements for existing FI partners and implementation for new FI partners. These costs include a $0.7 million increase in personnel-related costs for our campaign, data operations and production support teams and a $0.1 million increase in stock-based compensation expense.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Sales and marketing expense	$31,261	$31,927	$666	2%
% of revenue	28%	24%
Sales and marketing expense increased by $0.7 million in 2017 compared to 2016, primarily due to a $0.3 million increase in personnel costs associated with our additional sales and marketing headcount and a $0.8 million increase in incentive compensation as a result of incremental sales and a $0.7 million increase in stock-based compensation expense offset by a $0.5 million decrease in travel and entertainment related expense, a $0.3 million decrease in professional fees and a $0.2 million decrease in marketing related expenses related to reductions in advertising and public relations expenses, reduced sponsorships and consumer testing expenses.

Research and Development Expense

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Research and development expense	$13,902	$12,150	$(1,752)	(13)%
% of revenue	12%	9%
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
General and Administrative Expense

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
General and administrative expense	$21,355	$20,100	$(1,255)	(6)%
% of revenue	19%	15%
General and administrative expense decreased by $1.3 million in 2017 compared to 2016, primarily due to a $2.5 million decrease in financing-related costs and a $1.0 million decrease in bad debt expense, offset by a $1.4 million increase in personnel costs related to our increased headcount, a $0.5 million increase in stock-based compensation and a $0.3 million increase in facility costs.
Depreciation and Amortization Expense

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Depreciation and amortization expense	$4,219	$3,028	$(1,191)	(28)%
% of revenue	4%	2%
Depreciation and amortization expense decreased by $1.2 million in 2017 compared to 2016, primarily due to $1.2 million of accelerated amortization of internal-use software development costs we incurred in 2016.
Termination of U.K. Agreement Expense

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Termination of U.K. agreement expense	$25,904	$—	$(25,904)	(100)%
% of revenue	23%	—
Termination of U.K. agreement expense was $25.9 million expense in 2016 and reflects the value of convertible promissory notes issued to Aimia in connection with the termination of our historical cooperation agreement in the U.K.

Interest Expense, Net

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Interest expense, net	$(6,170)	$(8,239)	$(2,069)	34%
% of revenue	(5)%	(6)%
Interest expense, net increased by $2.1 million in 2017 compared to 2016, primarily due to a $3.3 million increase related to our new, larger debt facilities entered into in during the third quarter of 2016, offset by a $1.2 million reduction of interest expense related to our promissory notes that converted into redeemable convertible preferred stock in May 2017.
Change in Fair Value of Warrant Liability

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Change in fair value of warrant liability	$(32)	$(581)	$(549)	1,716%
% of revenue	—%	—%
Change in fair value of warrant liability decreased in 2017 due to decreases in the value of our redeemable convertible preferred stock and common stock.
Change in Fair Value of Convertible Promissory Notes

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes	$(786)	$(1,244)	$(458)	58%
% of revenue	(1)%	(1)%
Change in fair value of convertible promissory notes reflects an increase in the value of our convertible promissory notes, which was driven by periodic valuations.
Change in Fair Value of Convertible Promissory Notes—Related Parties

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Change in fair value of convertible promissory notes—related parties	$(10,091)	$6,213	$16,304	(162)%
% of revenue	(9)%	5%
Change in fair value of convertible promissory notes reflects a decrease in the value of our convertible promissory notes, which was driven by periodic valuations.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2016	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(2,385)	$1,309	$3,694	(155)%
% of revenue	(2)%	1%
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

	Three Months Ended
	Mar 31, 2017	Jun 30, 2017	Sept 30, 2017	Dec 31, 2017	Mar 31, 2018	Jun 30, 2018	Sept 30, 2018	Dec 31, 2018
Revenue by solution:
Cardlytics Direct	$24,454	$28,947	$30,214	$38,776	$32,121	$35,098	$34,420	$47,684
Other Platform Solutions	2,427	3,865	1,192	490	592	472	162	135
Total revenue	26,881	32,812	31,406	39,266	32,713	35,570	34,582	47,819
Costs and expenses:
FI Share and other third-party costs	16,677	19,680	14,529	22,361	21,420	19,747	17,982	26,222
Delivery costs	1,553	1,896	1,646	1,917	1,943	2,559	3,007	3,123
Sales and marketing expense	7,232	7,920	8,302	8,473	8,216	10,247	9,452	13,963
Research and development expense	3,013	3,093	3,421	2,623	3,459	4,888	4,097	3,766
General and administration expense	4,689	4,773	5,276	5,362	6,582	8,979	7,925	10,742
Depreciation and amortization expense	765	767	771	725	910	784	777	811
Termination of U.K. agreement expense	—	—	—	—	—	—	—	—
Total costs and expenses	33,929	38,129	33,945	41,461	42,530	47,204	43,240	58,627
Operating loss	(7,048)	(5,317)	(2,539)	(2,195)	(9,817)	(11,634)	(8,658)	(10,808)
Other (expense) income:
Interest expense, net	(2,644)	(2,020)	(1,763)	(1,812)	(1,749)	(992)	(254)	(269)
Change in fair value of warrant liability	(327)	(1,466)	1,381	(169)	(9,172)	1,611	801	—
Change in fair value of convertible promissory notes	(383)	(861)	—	—	—	—	—	—
Change in fair value of convertible promissory notes—related parties	(2,223)	8,436	—	—	—	—	—	—
Other income (expense), net	162	580	447	120	683	(2,038)	(257)	(489)
Total other (expense) income	(5,415)	4,669	65	(1,861)	(10,238)	(1,419)	290	(758)
Loss before income taxes	(12,463)	(648)	(2,474)	(4,056)	(20,055)	(13,053)	(8,368)	(11,566)
Income tax benefit	—	—	—	—	—	—	—	—
Net loss	$(12,463)	$(648)	$(2,474)	$(4,056)	$(20,055)	$(13,053)	$(8,368)	$(11,566)
Adjustments to the carrying value of redeemable convertible preferred stock	(244)	(4,789)	(350)	(360)	(157)	—	—	—
Net loss attributable to common stockholders	$(12,707)	$(5,437)	$(2,824)	$(4,416)	$(20,212)	$(13,053)	$(8,368)	$(11,566)
Net loss per share attributable to common stockholders, basic and diluted	$(4.80)	$(1.69)	$(0.80)	$(1.26)	$(1.54)	$(0.64)	$(0.40)	$(0.53)
Weighted-average common shares outstanding, basic and diluted	2,645	3,221	3,542	3,498	13,093	20,300	20,970	21,760

Quarterly Trends
Revenue
Our revenue has generally increased over the past eight quarters, driven primarily by increased sales to new marketers and increased sales to existing marketers. Our revenue also varies from quarter to quarter due to the seasonal nature of our marketers’ advertising spending. Many marketers tend to devote a significant portion of their marketing budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and reduce marketing spend in the first quarter of the calendar year.
Costs and Expenses and Other Income (Expense)
FI Share and other third-party costs are directly related to the amount of revenue that we generate, and therefore increased as our revenue increased. During the first and second quarters of 2017, we accrued expenses totaling $3.0 million related to an expected shortfall in meeting a 2017 minimum FI Share commitment recorded in FI Share and other third-party costs on our consolidated statement of operations. In the third quarter of 2017, we amended the agreement with the FI partner and removed the 2017 minimum FI Share commitment, resulting in a non-cash gain of $3.0 million that was recognized upon the reversal of the accrued shortfall recorded as of June 30, 2017.
Our increased operating expenses reflect increases in headcount, increases in stock-based compensation expense, investments related to the implementation and hosting of new FI partners and costs associated with being a publicly traded company. Fluctuations in total other (expense) income were primarily driven by changes in the fair value of our warrant liability and convertible promissory notes, foreign currency gains and losses and a $0.9 million loss on extinguishment of debt in the second quarter of 2018.
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
In early 2018, we began a strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future, and we expect our overall Other Platforms Solutions revenue to decline in future periods compared to prior periods. Accordingly, our total revenue may decline in future periods if we are unable to generate sufficient offsetting revenue from sales of Cardlytics Direct.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. Refer to Note 2—Significant Accounting Policies and Recent Accounting Standards to our consolidated financial statements for additional information.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, on a transaction when all of the following conditions have been satisfied:

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

We sell our solutions by entering into agreements directly with marketers or their marketing agencies. The agreements state the terms of the arrangement, the agreed upon fee and, with respect to Cardlytics Direct, the fixed period of time the offers will be available to FI customers. Persuasive evidence of an arrangement is considered to exist and the fee is considered fixed and determinable upon the execution of an agreement. With respect to Cardlytics Direct, the solution is deemed to have been provided to the marketer as FIs’ customers make qualifying purchases during the marketing campaign term. With respect to Other Platform Solutions, the solution is deemed to have been provided (1) for non-managed service campaigns, when we deliver the purchase intelligence to the marketer and (2) for managed service campaigns, when the digital advertising impressions contemplated by the campaign have been served to targeted consumers. We determine collectability upfront and on an on-going basis by performing credit evaluations and monitoring our marketers’ accounts receivable balances.
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
Consumer Incentives
We report our revenue on our consolidated statement of operations net of Consumer Incentives. We generally pay Consumer Incentives only with respect to Cardlytics Direct. We do not provide the goods or services that are purchased by our FIs’ customers from the marketers to which the Consumer Incentives relate. Accordingly, the marketer is deemed to be the principal in the relationship with the customer and, therefore, the Consumer Incentive is deemed to be a reduction in the purchase price paid by the customer for the marketer’s goods or services. While we are responsible for remitting Consumer Incentives to our FI partners for further payment to their customers, we function solely as an agent of marketers in these arrangements.
Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accounts payable may appear large in relation to revenue, which is reported on a net basis. During 2016, 2017 and 2018, Consumer Incentives totaled $57.0 million, $61.2 million and $68.3 million, respectively.
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
The determination of the grant date fair value of options using an option pricing model is affected principally by our estimated common stock fair value and requires management to make a number of other assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of grant. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future. Refer to Notes 2 and 6 to our consolidated financial statements for additional information.
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
To determine the fair value of our convertible promissory notes, we utilized key assumptions from the PWERM, as shown above. Under this method, we considered the redemption features of the convertible promissory notes, as described in Note 5 to our consolidated financial statements appearing elsewhere in this Annual Report, to determine the fair value under discrete future outcomes, including IPO and non-IPO scenarios. We weighted the fair values based on the estimated probability of each scenario to determine the overall fair value of the convertible promissory notes as of the balance sheet date. Refer to Note 10—Fair Value Measurement to our consolidated financial statements for additional information on our valuation methodology.
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
Recent Accounting Pronouncements
Refer to Note 3—Accounting Standards to our consolidated financial statements for additional information.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, restricted cash, accounts receivable, net and working capital (in thousands):

	December 31,
	2017	2018
Cash and cash equivalents	$21,262	$39,623
Restricted cash	—	20,247
Accounts receivable, net	48,348	58,125
Working capital	32,490	72,446
We define working capital as current assets minus current liabilities. Our unrestricted cash and cash equivalents as of December 31, 2018 are available for working capital purposes. Restricted cash primarily represents deposits held in an account controlled by our lender as additional security for our payment obligations under our 2018 Term Loan. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash, cash equivalents and restricted cash are held in demand deposit accounts upon which we earn up to a 1.4% annual rate of interest.
Through December 31, 2018, we have incurred accumulated net losses of $321.5 million since inception, including losses of $75.7 million, $19.6 million and $53.0 million during 2016, 2017 and 2018, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, our initial public offering of our common stock as well as lines of credit and term loans. Through December 31, 2018, we have received net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $66.1 million from our initial public offering. Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.
As of December 31, 2018, we had $39.6 million in unrestricted cash and cash equivalents and $3.3 million of available borrowings under our Line of Credit. As of December 31, 2018, we had $3.8 million in cash and cash equivalents in the U.K. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds. As of December 31, 2018, we had $26.7 million outstanding under our 2018 Line of Credit and $20.0 million outstanding under our 2018 Term Loan.
During 2018, scheduled development payments to a certain FI partner totaled $9.3 million, which is expected to be offset by recoveries through FI Share payment reductions of $4.6 million in 2019.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of December 31, 2018. We currently expect the milestones to be achieved in the first half of 2019 and expect a FI Share commitment shortfall of between $5.0 million and $6.0 million. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, increased hosting-related IT costs, the introduction of new product features and capabilities and the continued market acceptance of our solutions. We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months following the date our consolidated financial statements were issued. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.
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
Series G Preferred Stock Financing
In May 2017, we sold an aggregate of 346,334 shares of our Series G redeemable convertible preferred stock, including to certain of our existing stockholders, at a price of $34.48 per share for aggregate gross proceeds of approximately $11.9 million. In connection with the issuance of our Series G redeemable convertible preferred stock, we issued warrants to purchase an aggregate number of shares of our common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants become exercisable and the denominator of which is such volume weighted average closing price, which warrants became exercisable on August 8, 2018.
Issuance of Convertible Notes
In April, May, June and July 2016, we raised capital through the issuance of unsecured convertible promissory notes (collectively, the "Existing Stockholder Notes"), to certain of our existing stockholders in an aggregate principal amount of $27.0 million, at an interest rate of 10% per year, compounded annually. The maturity date of the Existing Stockholder Notes was the earliest to occur of: (1) a date after April 26, 2018, as specified by the holders of a majority of the aggregate unpaid principal amount outstanding under the Existing Stockholder Notes, (2) our liquidation, dissolution or wind up, including a sale of all or substantially all of our assets or a majority of our voting power or (3) an event of default under the Existing Stockholder Notes. The Existing Stockholder Notes were subordinate to our existing credit facilities with National Electrical Benefit Funds, Ally Bank and Pacific Western Bank described below. In February 2017, we extended the maturity date of the Existing Stockholder Notes to the earliest to occur upon the earliest of April 26, 2019 or the occurrence of the events specified in clauses (2) or (3) above. The Existing Stockholder Notes were convertible into shares of our capital stock, depending on certain triggering events. In May 2017, upon the closing of the Series G preferred stock financing described above, the convertible promissory notes converted into an aggregate of 1,295,746 shares of Series G’ redeemable convertible preferred stock.

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
Under the terms of the New Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $30.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the Lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. As of December 31, 2018, the indicative rate for advances on the 2018 Line of Credit was the prime rate minus 0.75%, or 4.75%. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $30.0 million revolving commitment. We are also required to pay the Lender a one-time success fee of $75,000 in the event that we achieve trailing twelve month revenue of $200.0 million or more at the end of any month after the closing date of the New Loan Facility. Interest accrues on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.75% as of December 31, 2018.
All of our obligations under the New Loan Facility are also secured by a first priority lien on substantially all of our assets. Under the terms of the New Loan Facility, we are required to maintain a deposit of $20.0 million in a blocked account in favor of the Lender as additional security for our payment obligations. The New Loan Facility contains a moving minimum trailing twelve month revenue covenant, which was $134.5 million for the period ended December 31, 2018. The New Loan Facility also requires us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million.
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
We expect to refinance or obtain a similar loan facility prior to its maturity date. In the event we are unable to refinance or obtain a similar loan facility under acceptable terms, we would repay our 2018 Line of Credit and 2018 Term Loan at or before its maturity.
We were in compliance with all financial covenants as of December 31, 2018.
Uses of Funds
Our collection cycles can vary from period to period based on the payment practices of our marketers and their agencies. We have obligations to certain FI partners to pay Consumer Incentives and FI Share regardless of whether we have collected payment from a marketer or its agency. We also have obligations to certain FI partners to pay FI Share subsequent to collection of payment from the applicable marketer or its agency. As a result, timing of cash receipts from our marketers can significantly impact our operating cash flows for any period. Further, the timing of payment of commitments and implementation fees to our FI partners may also result in variability of our operating cash flows for any period.
Our operating cash flows also vary from quarter to quarter due to the seasonal nature of our marketers’ advertising spending. Many marketers tend to devote a significant portion of their marketing budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and reduce marketing spend in the first quarter of the calendar year. Any lag between the timing of our payments to FI partners and our receipt of payment from marketers and their agencies can exacerbate our need for working capital during the first quarter of the calendar year.

Historical Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2016	2017	2018
Cash, cash equivalents and restricted cash at beginning of period	$27,609	$22,968	$21,262
Net cash used in operating activities	(32,498)	(22,102)	(18,995)
Net cash used in investing activities	(2,545)	(1,647)	(7,342)
Net cash from financing activities	30,809	21,761	65,191
Effect of exchange rates on cash, cash equivalents and restricted cash	(407)	282	(246)
Cash, cash equivalents and restricted cash at end of period	$22,968	$21,262	$59,870
Operating Activities
Cash used in operating activities is primarily driven by our operating losses. We expect that we will continue to use cash from operating activities as we invest in our business.
Operating activities used $19.0 million of cash in 2018, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $53.0 million, an $8.4 million payment of paid-in-kind interest on our 2016 Line of Credit and 2016 Term Loan that were extinguished in May 2018 and a $3.4 million change in our net operating assets and liabilities, partially offset by $45.8 million of non-cash charges. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, the change in fair value of our warrant liabilities, non-cash interest expense and a non-cash expense related to the vesting of warrants upon completion of our IPO in February 2018. The change in our net operating assets and liabilities was primarily due to a $9.4 million increase in accounts receivable resulting from increased sales from 2018 compared to 2017 and a $2.3 million increase in prepaid expenses and other assets, offset by a $3.7 million increase in FI Share liability and a $4.2 million increase in Consumer Incentive liability also resulting from increased sales from 2018 compared to 2017 and a $4.2 million increase in accounts payable and accrued expenses. Additionally, we paid $3.9 million in FI implementation costs, net of the amounts recovered through reductions in FI Share.
Operating activities used $22.1 million of cash in 2017, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $19.6 million and a $14.2 million change in our net operating assets and liabilities, partially offset by non-cash charges of $11.8 million. The non-cash charges primarily related to depreciation and amortization expense, accretion of debt discount charged to interest expense, and stock-based compensation expense, offset by a gain related to change the change in fair value of convertible promissory notes. The change in our net operating assets and liabilities was primarily due to a $10.9 million increase in deferred FI Implementation costs, a $7.5 million increase in accounts receivable resulting from increased sales from 2017 compared to 2016 and a $1.4 million increase in accounts payable and accrued expenses, offset by increases in FI Share liability and Consumer Incentive liability also resulting from increased sales from 2017 compared to 2016.
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
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities as we continue to invest in and grow our business.
Investing activities used cash totaling $2.5 million, $1.6 million and $7.3 million, in 2016, 2017 and 2018, respectively. Our investing cash flows during these periods primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.

Financing Activities
Our cash flows from financing activities have primarily been composed of borrowings and repayments under our debt facilities, proceeds from the issuance of common and preferred stock and payments for costs related to debt issuances and equity offerings.
Financing activities provided $65.2 million in cash in 2018. Our financing activities during this period primarily consisted of net proceeds from our IPO of $70.4 million (gross proceeds of $75.7 million less underwriting discounts and commissions of $5.3 million) and proceeds from the exercise of options to purchase shares of common stock of $1.9 million, partially offset by a net $4.4 million use of cash related to our refinancing in May 2018, payments of equity offering costs of $1.9 million and a $0.8 million repayment under our 2018 Line of Credit.
Financing activities provided $21.8 million in cash in 2017. Our financing activities during this period consisted primarily of the issuance of $11.9 million of redeemable convertible preferred stock, $5.0 million of borrowings under our Term Loan and $7.5 million of borrowings under our Line of Credit, partially offset by equity offering costs of $2.7 million.
Financing activities provided $30.8 million in cash in 2016. Our financing activities during 2016 primarily consisted of $24.0 million of borrowings under our Term Loan, $27.0 million from the issuance of our Existing Stockholder Notes, $15.3 million of borrowing under our Line of Credit, offset by principal payments of debt totaling $32.3 million.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2018 (in thousands):

	Less than 1 Year (2019)	1 to 3 Years (2020 and 2021)	3 to 5 Years (2022 and 2024)	More than 5 Years (thereafter)	Total
Debt(1)	$—	$46,657	$—	$—	$46,657
Capital leases(2)	$20	$37	$—	$—	$57
Operating leases(3)	$2,706	$3,743	$1,703	$4,173	$12,325
Total	$2,726	$50,437	$1,703	$4,173	$59,039

(1)	Amount represents $26.7 million of our 2018 Line of Credit and $20.0 million of our 2018 Term Loan. Accrued interest included in this amount is $6.2 million.

(2)	Capital leases represent principal payments.

(3)	Operating lease obligations represent future minimum lease payments under our non-cancelable operating leases with an initial term in excess of one year.
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
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of December 31, 2018. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones. Also, unrecognized tax benefits totaled $0.8 million as of December 31, 2018. The table above does not include these obligations.
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
Interest Rate Risk
The interest expense rates on our 2018 Term Loan and 2018 Line of Credit are variable. Interest on the 2018 Term Loan bears an interest rate of the prime rate minus 2.75%. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. The current prime rate is 5.50% and a 10% increase in the current prime rate would, for example, result in a $0.3 million annual increase in interest expense if the maximum borrowable amount under our 2018 Term Loan and 2018 Line of Credit were outstanding for an entire year.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the 2016, 2017 and 2018, our operating expense would have increased by $0.6 million, $0.9 million and $1.2 million, respectively.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARDLYTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cardlytics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardlytics, Inc. and its wholly-owned subsidiaries (the "Company") as of December 31, 2017 and 2018, the related consolidated statements of operations, stockholders’ (deficit) equity, comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 5, 2019

We have served as the Company’s auditor since 2012.

CARDLYTICS, INC. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except par value amounts)

	December 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$21,262	$39,623
Restricted cash	—	20,247
Accounts receivable, net	48,348	58,125
Other receivables	2,898	2,417
Prepaid expenses and other assets	2,121	3,956
Total current assets	74,629	124,368
Long-term assets:
Property and equipment, net	7,319	10,230
Intangible assets, net	528	370
Capitalized software development costs, net	433	1,625
Deferred FI implementation costs, net	13,625	15,877
Other long-term assets, net	4,224	1,293
Total assets	$100,758	$153,763
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$1,554	$2,099
Accrued liabilities:
Accrued compensation	4,638	5,936
Accrued expenses	4,615	4,388
FI Share liability	23,914	27,656
Consumer Incentive liability	7,242	11,476
Deferred billings	132	346
Current portion of long-term debt	44	21
Total current liabilities	42,139	51,922
Long-term liabilities:
Deferred liabilities	3,670	3,173
Long-term warrant liability	10,230	—
Long-term debt, net of current portion	56,968	46,693
Total liabilities	$113,007	$101,788

See notes to the consolidated financial statements

CARDLYTICS, INC. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except par value amounts)

	December 31,
	2017	2018
Liabilities and stockholders' (deficit) equity
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock:
Series G’ preferred stock, $0.0001 par value—5,339 shares authorized and 1,296 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of December 31, 2018	$44,672	$—
Series G preferred stock, $0.0001 par value—1,385 shares authorized and 346 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of December 31, 2018	5,110	—
Series F-R preferred stock, $0.0001 par value—5,000 shares authorized and 1,199 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of December 31, 2018	58,449	—
Series E-R preferred stock, $0.0001 par value— 7,400 shares authorized and 795 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of December 31, 2018	29,972	—
Series D-R preferred stock, $0.0001 par value—5,787 shares authorized and 1,396 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of December 31, 2018	32,728	—
Series C-R preferred stock, $0.0001 par value—6,032 shares authorized and 1,508 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of December 31, 2018	18,366	—
Series B-R preferred stock, $0.0001 par value—9,596 shares authorized and 2,247 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of December 31, 2018	5,288	—
Series A-R preferred stock, $0.0001 par value—7,528 shares authorized and 1,857 shares issued and outstanding as of December 31, 2017, no shares authorized, issued or outstanding as of December 31, 2018	1,852	—
Total redeemable convertible preferred stock	196,437	—
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value—83,000 and 100,000 shares authorized and 3,439 and 22,466 shares issued and outstanding as of December 31, 2017 and December 31, 2018, respectively	—	7
Additional paid-in capital	58,693	371,463
Accumulated other comprehensive income	1,066	1,992
Accumulated deficit	(268,445)	(321,487)
Total stockholders’ (deficit) equity	(208,686)	51,975
Total liabilities and stockholders’ (deficit) equity	$100,758	$153,763

See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2016	2017	2018
Revenue	$112,821	$130,365	$150,684
Costs and expenses:
FI Share and other third-party costs	66,285	73,247	85,371
Delivery costs	6,127	7,012	10,632
Sales and marketing expense	31,261	31,927	41,878
Research and development expense	13,902	12,150	16,210
General and administration expense	21,355	20,100	34,228
Depreciation and amortization expense	4,219	3,028	3,282
Termination of U.K. agreement expense	25,904	—	—
Total costs and expenses	169,053	147,464	191,601
Operating loss	(56,232)	(17,099)	(40,917)
Other (expense) income:
Interest expense, net	(6,170)	(8,239)	(3,264)
Change in fair value of warrant liabilities, net	(32)	(581)	(6,760)
Change in fair value of convertible promissory notes	(786)	(1,244)	—
Change in fair value of convertible promissory notes—related parties	(10,091)	6,213	—
Other (expense) income, net	(2,385)	1,309	(2,101)
Total other expense	(19,464)	(2,542)	(12,125)
Loss before income taxes	(75,696)	(19,641)	(53,042)
Income tax benefit	—	—	—
Net loss	(75,696)	(19,641)	(53,042)
Adjustments to the carrying value of redeemable convertible preferred stock	(982)	(5,743)	(157)
Net loss attributable to common stockholders	$(76,678)	$(25,384)	$(53,199)
Net loss per share attributable to common stockholders, basic and diluted	$(32.48)	$(7.86)	$(2.79)
Weighted-average common shares outstanding, basic and diluted	2,361	3,230	19,060

See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2016	2017	2018
Net loss	$(75,696)	$(19,641)	$(53,042)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,519	(1,036)	926
Total comprehensive loss	$(74,177)	$(20,677)	$(52,116)

See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Amounts in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2015	2,135	$—	$10,364	$583	$(173,108)	$(162,161)
Exercise of common stock options	43	—	279	—	—	279
Stock-based compensation	—	—	3,447	—	—	3,447
Issuance of common stock warrants	—	—	961	—	—	961
Conversion of preferred stock to common stock	412	—	15,021	—	—	15,021
Conversion of preferred stock warrants to common stock warrants	—	—	777	—	—	777
Accretion of redeemable stock	—	—	(982)	—	—	(982)
Other comprehensive income	—	—	—	1,519	—	1,519
Net loss	—	—	—	—	(75,696)	(75,696)
Balance – December 31, 2016	2,590	$—	$29,867	$2,102	$(248,804)	$(216,835)
Exercise of common stock options	48	—	230	—	—	230
Stock-based compensation	—	—	5,147	—	—	5,147
Issuance of common stock warrants	—	—	312	—	—	312
Deemed dividend related to beneficial conversion feature	—	—	(4,488)	—	—	(4,488)
Beneficial conversion feature of Series G stock	—	—	4,488	—	—	4,488
Conversion of convertible notes	801	—	24,392	—	—	24,392
Accretion of redeemable stock	—	—	(1,255)	—	—	(1,255)
Other comprehensive loss	—	—	—	(1,036)	—	(1,036)
Net loss	—	—	—	—	(19,641)	(19,641)
Balance – December 31, 2017	3,439	$—	$58,693	$1,066	$(268,445)	$(208,686)
Exercise of common stock options	356	—	1,959	—	—	1,959
Exercise of common stock warrants	1,142	—	—	—	—	—
Stock-based compensation	—	—	26,813	—	—	26,813
Issuance of common stock	5,821	1	66,100	—	—	66,101
Issuance of common stock warrants	—	—	17,774	—	—	17,774
Issuance of ESPP	177	—	1,958	—	—	1,958
Settlement of restricted stock	888	—	—	—	—	—
Conversion of preferred stock to common stock	10,643	6	196,588	—	—	196,594
Conversion of preferred stock warrants to common stock warrants	—	—	1,735	—	—	1,735
Accretion of redeemable stock	—	—	(157)	—	—	(157)
Other comprehensive income	—	—	—	926	—	926
Net loss	—	—	—	—	(53,042)	(53,042)
Balance – December 31, 2018	22,466	$7	$371,463	$1,992	$(321,487)	$51,975

See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2016	2017	2018
Operating activities
Net loss	$(75,696)	$(19,641)	$(53,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,219	3,028	3,282
Amortization of financing costs charged to interest expense	297	560	282
Accretion of debt discount and non-cash interest expense	4,368	6,889	2,326
Stock-based compensation expense	3,447	5,147	26,790
Termination of U.K. agreement expense	25,904	—	—
Change in the fair value of warrant liabilities, net	32	581	6,760
Change in the fair value of convertible promissory notes	786	1,244	—
Change in the fair value of convertible promissory notes - related parties	10,091	(6,213)	—
Other non-cash expense (income), net	6,219	(1,102)	4,771
Amortization and impairment of deferred FI implementation costs	1,690	1,626	1,618
Settlement of paid-in-kind interest	—	—	(8,353)
Change in operating assets and liabilities:
Accounts receivable	(5,789)	(7,503)	(9,426)
Prepaid expenses and other assets	(529)	(666)	(2,275)
Deferred FI implementation costs	(8,200)	(10,900)	(9,250)
Recovery of deferred FI implementation costs	—	4,100	5,380
Accounts payable	(1,234)	(1,907)	911
Other accrued expenses	(3,940)	466	3,255
Payable to related party, net	(459)	—	—
FI Share liability	8,482	804	3,742
Customer Incentive liability	(2,186)	1,385	4,234
Net cash used in operating activities	(32,498)	(22,102)	(18,995)
Investing activities
Acquisition of property and equipment	(1,827)	(1,215)	(5,920)
Acquisition of patents	(72)	(60)	(23)
Capitalized software development costs	(646)	(372)	(1,399)
Net cash used in investing activities	(2,545)	(1,647)	(7,342)
Financing activities
Proceeds from issuance of debt	46,794	12,500	47,435
Proceeds from issuance of debt—related parties	19,485	—	—
Principal payments of debt	(32,346)	(99)	(52,581)
Proceeds from issuance of common stock	279	230	72,334
Proceeds from issuance of Series G preferred stock	—	11,940	—
Equity issuance costs	(1,674)	(2,668)	(1,949)
Debt issuance costs	(1,417)	(142)	(48)
Debt extinguishment costs	(312)	—	—
Net cash from financing activities	30,809	21,761	65,191
Effect of exchange rates on cash, cash equivalents and restricted cash	(407)	282	(246)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,641)	(1,706)	38,608
Cash, cash equivalents, and restricted cash — Beginning of period	27,609	22,968	21,262
Cash, cash equivalents, and restricted cash — End of period	$22,968	$21,262	$59,870
Supplemental schedule of non-cash investing and financing activities:
Amounts accrued for property and equipment	$—	$750	$640
Amounts accrued for capitalized software development costs	$—	$61	$—

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
On May 4, 2012, we formed Cardlytics UK Limited (“Cardlytics UK”), a wholly-owned subsidiary registered as a private limited company in England and Wales. As discussed in Note 12—Variable Interest Entity, Cardlytics UK was a party to a collaboration agreement whereby 50% of its income and losses are shared with Aimia EMEA Limited (“Aimia”). Cardlytics, Inc. obtained full control of Cardlytics UK in June 2016 upon the termination of the cooperation agreement in exchange for convertible promissory notes of the Company. Refer to Note 5—Debt for additional information.
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
2.     SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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
Foreign Currency
The functional currency of our foreign wholly owned subsidiaries is the local currency. We translate the financial statements of these subsidiaries into U.S. dollars each reporting period for purposes of consolidation. Assets and liabilities are translated at the period-end currency exchange rates, certain equity accounts are translated at historical exchange rates and income and expense amounts are translated at average currency exchange rates in effect for the period. The effect of these translation adjustments is reported in a separate component of stockholders’ deficit titled accumulated other comprehensive income.
We are also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other expense, net in the accompanying consolidated statements of operations. We recorded foreign currency losses (gains) totaling $1.9 million and $(1.3) million and $1.2 million in 2016, 2017 and 2018, respectively.
Revenue
We generate revenue through the sale of two categories of solutions that leverage our intelligence platform: (1) our proprietary native banking channel, Cardlytics Direct and (2) our Other Platform Solutions. We have generated substantially all of our revenue from sales of Cardlytics Direct since inception.
Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. We have shifted the majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future.
Cardlytics Direct
Cardlytics Direct is our proprietary native bank advertising channel that enables marketers to reach consumers through their trusted and frequently visited online and mobile banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful predictive analytics, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers. We also pay our FI partners an FI Share.
Cardlytics Direct is priced predominantly in two ways: (1) Cost per Served Sale (“CPS”), and (2) Cost per Redemption (“CPR”). In 2016, 2017 and 2018, CPS represented 67%, 66% and 68% of our revenue from Cardlytics Direct.

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

•
CPR. Our initial pricing model is CPR, where marketers specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee, which we refer to as the CPR Fee, for each purchase that we generate. We generate revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR Fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign. The CPR Fee is either a percentage of qualifying purchases or a flat amount.

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
Consumer Incentives
Cardlytics Direct is our proprietary native bank advertising channel that enables marketers to reach consumers via their trusted and frequently visited online and mobile banking channels as well as email. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period, which we refer to as Consumer Incentives. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FIs’ customers after they make qualifying purchases.
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
Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis. During 2016, 2017 and 2018, Consumer Incentives totaled $57.0 million, $61.2 million and $68.3 million, respectively.

FI Share and Other Third-Party Costs
We report our revenue on our consolidated statements of operations gross of FI Share. FI Share is included in FI Share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not our FI partners act as the principal in our arrangements with marketers. We are responsible for the fulfillment and acceptability of the services purchased by marketers. We also have latitude in establishing the price of our services, have discretion in supplier selection and earn variable amounts. FI partners only supply consumer purchase data and digital marketing space and have no involvement in the marketing campaigns or contractual relationship with marketers.
We incurred media costs in connection with the delivery of managed services with respect to our Other Platform Solutions. We reported our revenue on our consolidated statements of operations gross of media costs. Media costs were included in FI Share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not exchanges or digital publishers acted as the principal in our arrangements with marketers.
FI Share and Other Third-Party Costs
FI Share and other third-party costs consist primarily of the FI Share that we pay our FI partners, media and data costs, and through June 30, 2016, allocation of revenue in the U.K. to Aimia as discussed in Note 12—Variable Interest Entity. FI Share and other third-party costs also include the amortization and impairment of implementation costs incurred pursuant to our agreements with certain FI partners, any incremental costs due to FIs as part of FI Share commitments, as well as a non-cash expense related to the vesting of warrants issued to an FI partner that accelerated upon the consummation of our IPO. With respect to Cardlytics Direct, we pay FI Share based on the gross billings to marketers less any Consumer Incentives that we pay to our FI partners and certain third-party data costs. To the extent that we use a specific FI customer’s anonymized purchase data in the delivery of our Other Platform Solutions, we pay the applicable FI partner an FI Share calculated based on the relative contribution of the data provided by the FI partner to the overall delivery of the services.
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

	Year Ended December 31,
	2016	2017	2018
Beginning balance	$746	$653	$105
Bad debt expense	1,100	73	130
Write-offs, net of recoveries	(1,193)	(621)	(66)
Ending balance	$653	$105	$169
Unbilled receivables were $0.5 million, $0.1 million and $0.4 million as of December 31, 2016, 2017 and 2018, respectively. An unbilled receivable represents revenue earned and recognized from customer activity that was not billed prior to the end of the reporting period. Unbilled receivables are included in accounts receivable, net on our consolidated balance sheets.

Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held with three financial institutions, which we believe are of high credit quality. We believe that our accounts receivable credit risk exposure is limited as a result of being diversified among a large number of marketers segregated by both geography and industry. Historically, we have not experienced significant write-downs of our accounts receivable. No marketer represented a significant concentration of our accounts receivable as of December 31, 2017 or December 31, 2018. No marketer accounted for over 10% of revenue during 2016, 2017 or 2018.
Our business is substantially dependent on a limited number of FI partners. We require participation from our FI partners in Cardlytics Direct and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. Our agreements with a substantial majority of our FI partners have terms of three to five years but are generally terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and digital banking customers.
A new FI partner launched the Cardlytics Direct program in November 2018 and accounted for 17% of our aggregate FI Share during the fourth quarter of 2018. During 2016, 2017, 2018 and the fourth quarter of 2018, our largest FI partner in the U.S. accounted for approximately 64%, 63%, 64% and 55% of FI Share, respectively. During 2016, 2017, 2018 and the fourth quarter of 2018, an FI partner in the U.K. accounted for 10%, 12%, 9% and 8% of FI Share, respectively. No other FI partners accounted for over 10% of FI Share during 2016, 2017, 2018 or the fourth quarter of 2018.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash held in checking accounts, upon which we earn up to a 1.1% annual rate of interest as of December 31, 2018. Restricted cash primarily represents deposits held in an account controlled by our lender as additional security for our payment obligations under our 2018 Term Loan, upon which we earn a 1.4% annual rate of interest as of December 31, 2018. Refer to Note 5—Debt for additional information regarding our 2018 Term Loan.
Cash, cash equivalents and restricted cash as presented on our consolidated statements of cash flows consists of the following (in thousands):

	December 31,
	2016	2017	2018
Cash and cash equivalents	$22,838	$21,262	$39,623
Restricted cash	130	—	20,247
Cash, cash equivalents and restricted cash	$22,968	$21,262	$59,870
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

Intangible Assets
Intangible assets are recorded at cost and consist of costs incurred for software patent applications. We received approval for three patents in 2013 and one patent in 2018 and began amortizing the costs of obtaining these patents over the estimated remaining lives of the patents. If a patent application is rejected or if we abandon efforts to obtain a new patent, all deferred patent costs are expensed immediately. Deferred patent costs related to patents for which we have not yet obtained approval totaled $0.4 million and $0.2 million as of December 31, 2017 and 2018, respectively. Based on deferred patent costs as of December 31, 2018, the related amortization expense will be less than $0.1 million in each of the next five years. Intangible assets are as follows (in thousands):

	December 31,
	2017	2018
Deferred patent costs, gross	$563	$417
Less accumulated amortization	(35)	(47)
Deferred patent costs, net	$528	$370
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
In 2016, we suspended the development costs for new technology related to the delivery of our Other Platform Solutions as well as a new billing system and wrote off development costs totaling $1.2 million recognized in depreciation and amortization on our consolidated statement of operations. During 2017 and 2018, we capitalized development costs for enhancements to our offer management system as well as the implementation of a new billing system totaling $0.4 million and $1.6 million, respectively.
Capitalized software development costs are as follows (in thousands):

	December 31,
	2017	2018
Capitalized software development costs, gross	$1,487	$2,826
Less accumulated amortization	(1,054)	(1,201)
Capitalized software development costs, net	$433	$1,625
Impairment of Long-Lived Assets
We review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are not considered to be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2016, we wrote off $0.8 million of deferred FI implementation costs as discussed in Note 13—Commitments and Contingencies. During 2017 and 2018, no impairment of our long-lived assets and intangibles assets was recognized.

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
As described in Note 5—Debt, we entered into a New Loan Facility in 2018 and deferred $0.1 million of debt issuance costs associated with obtaining the New Loan Facility and deferred $0.1 million of unamortized debt issuance costs attributed to our 2016 Line of Credit and 2016 Term Loan. We recognized a $0.9 million loss on extinguishment of debt related to the unamortized discount and unamortized debt issuance costs associated with our 2016 Term Loan and 2016 Line of Credit. This expense is included within other income, net on our consolidated statements of operations and is presented in other non-cash expenses on our consolidated statement of statement of cash flows.
Amortization of debt issuance costs included in interest expense, net totaled $0.3 million, $0.6 million and $0.3 million in 2016, 2017 and 2018, respectively. In 2016, we also incurred $0.7 million of issuance costs, recorded in general and administrative expense, related to our convertible promissory notes, for which we have elected the fair value option.
Deferred debt issuance costs related to our lines of credit included in other long-term assets are as follows (in thousands):

	December 31,
	2017	2018
Debt issuance costs, gross	$695	$334
Less accumulated amortization	(366)	(234)
Debt issuance costs, net	$329	$100
Deferred debt issuance costs related to our term loans included in debt are as follows (in thousands):

	December 31,
	2017	2018
Debt issuance costs, gross	$572	$30
Less accumulated amortization	(246)	(10)
Debt issuance costs, net	$326	$20
Future amortization of debt issuance costs is as follows (in thousands):

Years Ending December 31,	Amortization
2019	$89
2020	31
Total	$120

Deferred Offering Costs
Deferred offering costs consist of incremental costs directly attributable to equity offerings. Deferred offering costs are included in other long-term assets on our consolidated balance sheets. Upon completion of an offering, these amounts are offset against the proceeds of the offering.

	Year Ended December 31,
	2016	2017	2018
Beginning balance	$1,213	$—	$3,144
Deferred costs	715	3,144	1,135
Recognized against offering proceeds	—	—	(4,279)
Write-off of costs related to terminated equity offering	$(1,928)	$—	$—
Ending balance	$—	$3,144	$—
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
Advertising
We expense advertising costs as incurred. These costs are included in sales and marketing expense on our consolidated statements of operations. Advertising costs include direct marketing costs such as print advertisements, market research, direct mail, public relations and trade show expenses and totaled $0.9 million, $0.7 million and $0.9 million in 2016, 2017 and 2018, respectively.
Research and Development Costs
Research and development expense consists primarily of personnel costs of our information technology ("IT") engineering, IT architecture and product development teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Research and development expense also includes outsourcing costs, software licensing costs, professional fees and travel expenses.
Stock-Based Compensation
We measure and recognize compensation expense for all stock options and restricted stock units based on the fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The fair value of RSUs is determined based on the value of the underlying common stock on the grant date. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. Forfeitures are accounted for when they occur. We recognize the fair value of stock options which contain performance conditions based upon the probability of the performance conditions being met. We have not issued awards where vesting is subject to a market condition; however, if we were to grant such awards in the future, recognition would be based on the derived service period. Expense for awards with performance conditions are estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met. Refer to Note 6—Stock-based Compensation for additional information regarding our specific award plans and estimates and assumptions used to determine fair value.
Redeemable Convertible Preferred Stock Warrant Liability
Warrants to purchase shares of our redeemable convertible preferred stock are accounted for as derivative liabilities in accordance with ASC Topic 815, Derivatives and Hedging due to the terms of the warrants and related agreements. We have determined that these warrants do not meet the scope exception of a contract indexed to our stock because of fair value protections contained in agreements governing our redeemable convertible preferred stock as described in Note 8—Redeemable Convertible Preferred Stock. We record preferred stock warrant liabilities on our consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses on our statements of operations. Upon the consummation of our IPO, all of the outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically converted into warrants to purchase shares of common stock. Refer to Note 10—Fair Value Measurement for additional information.
Common Stock Warrant Liability
In connection with the Series G Stock financing, we issued warrants to purchase shares of our common stock that are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities From Equity due to the terms of the warrants and related agreements. We record these common stock warrant liabilities on our consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in our statements of operations. Refer to Note 10—Fair Value Measurement for additional information.
Fair Value of Financial Instruments
When required by GAAP, assets and liabilities are reported at fair value on our consolidated financial statements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Valuation inputs are arranged in a hierarchy that consists of the following levels:

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
Our nonfinancial assets that we recognize or disclose at fair value on our consolidated financial statements on a nonrecurring basis include property and equipment, intangible assets, capitalized software development costs and deferred FI implementation costs. The fair values for these assets are evaluated when events or changes in circumstances indicate the carrying value may not be recoverable.
Preferred Stock Warrants
Outstanding warrants to purchase shares of our redeemable convertible preferred stock are accounted for as derivative liabilities in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) due to the terms of the warrants and related agreements. We have determined that these warrants do not meet the scope exception of a contract indexed to our stock because of fair value protections contained in agreements governing our redeemable convertible preferred stock. We record preferred stock warrant liabilities on our consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses on our consolidated statements of operations. Upon the consummation of our IPO, all warrants to purchase shares of our redeemable convertible preferred stock were converted to warrants to purchase shares of our common stock. Refer to Note 10—Fair Value Measurement for additional information regarding the valuation of warrants to purchase shares of our redeemable convertible preferred stock.

Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing, we issued warrants to purchase shares of our common stock that are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities From Equity due to the terms of the warrants and related agreements. We record these common stock warrant liabilities on our consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses on our consolidated statements of operations. In August 2018, we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were subsequently exercised, resulting in the issuance of 792,434 shares of our common stock. Refer to Note 10—Fair Value Measurement for additional information regarding the valuation of the warrants issued in connection with the Series G Stock financing.
Convertible Promissory Notes
The redemption features included in the terms of the convertible promissory notes were determined to be derivative liabilities as a result of a significant discount within the redemption features for the note holders. Embedded derivatives that are not clearly and closely related to the host contract are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains or losses on the host contract and derivative will be reflected on the consolidated statements of operations. We elected the fair value option for the convertible promissory notes upon their issuance. The convertible promissory notes are measured at fair value using unobservable inputs that required a high level of judgment, and are therefore classified as Level 3. In May 2017, we issued and sold shares of Series G redeemable convertible preferred stock, which resulted in the conversion of the convertible promissory notes into either shares of our common stock or shares of our Series G’ Stock. Refer to Note 10—Fair Value Measurement for additional information regarding the valuation of the convertible promissory notes.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (“IRC”). Changes include, but are not limited to, a corporate tax rate decrease to 21% effective for tax years beginning after December 31, 2017. This change in tax rate resulted in a reduction in our net U.S. deferred tax assets, which was fully offset by a reduction in our valuation allowance. The other provisions of the Tax Act, including the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, did not have a material impact on our financial statements.

3.    ACCOUNTING STANDARDS
Recently Adopted Accounting Pronouncements
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC Topic 718, Compensation—Stock Compensation. For all entities, the ASU is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU on January 1, 2018 and it did not have an impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the recognition guidance in ASC Topic 605 and most industry specific revenue guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In addition, this ASU requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance permits the use of either the retrospective or modified retrospective transition method. For public entities, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), therefore we will be required to apply this ASU for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted this guidance on January 1, 2019 using the modified retrospective approach. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU requires equity investments to be measured at fair value with changes in fair values recognized in net earnings, (public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes), simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and eliminates the requirement to disclose fair values, the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. This ASU also clarifies that management should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale debt securities in combination with other deferred tax assets. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. For non-public business entities, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, therefore we will be required to apply this ASU for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We adopted this guidance on January 1, 2019. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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
4.    PROPERTY AND EQUIPMENT
Significant components of property and equipment are as follows (in thousands):

	December 31,
	2017	2018
Computer equipment	$10,827	$16,284
Leasehold improvements	5,399	5,573
Furniture and fixtures	824	913
Construction in progress	—	65
Property and equipment, gross	17,050	22,835
Less accumulated depreciation	(9,731)	(12,605)
Property and equipment, net	$7,319	$10,230
Assets acquired under capital leases, included within computer equipment, are as follows (in thousands):

	December 31,
	2017	2018
Capital lease assets, gross	$1,096	$1,096
Less accumulated depreciation	(1,022)	(1,047)
Capital lease assets, net	$74	$49
Depreciation expense was $3.0 million, $3.0 million and $3.0 million in 2016, 2017 and 2018, respectively.

5.     DEBT
Our debt consists of the following (in thousands):

	December 31,
	2017	2018
Lines of credit	$25,081	$26,677
Term loans(1)	31,830	19,980
Capital leases	101	57
Total debt	57,012	46,714
Less current portion of long-term debt	(44)	(21)
Long-term debt, net of current portion	$56,968	$46,693

(1)	Net of unamortized discount and debt issuance costs of $1,058 and $20 as of December 31, 2017 and 2018, respectively.
Accrued interest included in debt totaled $6.2 million and zero as of December 31, 2017 and 2018, respectively. Paid-in-kind interest related to the convertible promissory notes is recognized in interest expense, net on our consolidated statements of operations and totaled $2.9 million and $1.7 million during 2016 and 2017, respectively. Interest payments during 2016, 2017 and 2018 totaled $1.6 million, $0.9 million and $9.7 million, respectively.
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
Under the terms of the New Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $30.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. As of December 31, 2018, the indicative rate for advances on the 2018 Line of Credit was the prime rate minus 0.75%, or 4.75%. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $30.0 million revolving commitment. We are also required to pay the lender a one-time success fee of $75,000 in the event that we achieve trailing twelve month revenue of $200.0 million or more at the end of any month after the closing date of the New Loan Facility. Interest accrues on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.75% as of December 31, 2018.
All of our obligations under the New Loan Facility are also secured by a first priority lien on substantially all of our assets. Under the terms of the New Loan Facility, we are required to maintain a deposit of $20.0 million in a blocked account in favor of the lender as additional security for our payment obligations. The New Loan Facility contains a moving minimum trailing twelve month revenue covenant, which was $134.5 million for the period ended December 31, 2018. The New Loan Facility also requires us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million.
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
In August 2018 and December 2018, we repaid $0.7 million and $0.1 million, respectively, of the outstanding balance under our 2018 Line of Credit. As of December 31, 2018, we had $3.3 million of unused available borrowings under our 2018 Line of Credit. We were in compliance with all financial covenants as of December 31, 2018.

We expect to refinance or obtain a similar loan facility prior to its maturity date. In the event we are unable to refinance or obtain a similar loan facility under acceptable terms, we would repay our 2018 Line of Credit and 2018 Term Loan at or before its maturity.
2016 Line of Credit
In September 2016, we entered into a $50.0 million loan and security agreement ("2016 Line of Credit") maturing on March 14, 2019. The 2016 Line of Credit facility was repaid and terminated in May 2018 in connection with obtaining our New Loan Facility. We recognized a $0.1 million loss on extinguishment of debt related to the unamortized debt issuance costs. This expense is included within other income, net in our consolidated statements of operations and is presented in other non-cash expenses on our consolidated statement of statement of cash flows.
2016 Term Loan
In July 2016, we entered into a $24.0 million credit agreement ("2016 Term Loan") maturing on July 21, 2019. The 2016 Term Loan was repaid and terminated in May 2018 in connection with obtaining our New Loan Facility. We recognized a $0.8 million loss on extinguishment of debt related to the unamortized discount and unamortized debt issuance costs. This expense is included within other income, net in our consolidated statements of operations and is presented in other non-cash expenses on our consolidated statement of statement of cash flows.
Convertible Promissory Notes
Existing Stockholder Notes
During 2016, we issued unsecured convertible promissory notes with an aggregate principal amount of $50.7 million. In May 2017, we issued and sold shares of Series G redeemable convertible preferred stock, which resulted in the conversion of the convertible promissory notes into either shares of our common stock or shares of our Series G’ Stock. Refer to Note 8—Redeemable Convertible Preferred Stock for additional information of the Series G Stock financing that resulted in the conversion of the convertible promissory notes. The redemption features included in the terms of the convertible promissory notes were determined to be derivative liabilities as a result of a significant discount within the redemption features for the note holders. Embedded derivatives that are not clearly and closely related to the host contract are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains (losses) on the host contract and derivative will be reflected in the consolidated statements of operations. We elected the fair value option for the convertible promissory notes and recognized losses from their initial measurement during the second and third quarters of 2016. Subsequent changes in fair value of the convertible promissory notes are included in change in fair value of convertible promissory notes on our consolidated statements of operations. Refer to Note 10—Fair Value Measurement for additional information regarding the valuation of the convertible promissory notes.
Aimia Notes
During 2016, we issued to Aimia unsecured convertible promissory notes (“Aimia EMEA Notes”), in an aggregate principal amount of $18.0 million, which accrue interest at a rate of 10% per year, compounded annually. In consideration for our outstanding obligations to Aimia Inc. at the time we terminated our U.K. cooperation agreement, we issued to Aimia an unsecured convertible promissory note (“Outstanding Obligation Note”) in an aggregate principal amount of approximately $5.7 million, at an interest rate of 10% per year, compounded annually. Both the Aimia EMEA Notes and the Outstanding Obligation Note, (collectively the “Aimia Notes”) are due and payable on the earliest to occur of: (a) a date after June 30, 2019, as specified by the holder, (b) our liquidation, dissolution or wind up, including a sale of all or substantially all of our assets or a majority of our voting power or (c) an event of default. The Aimia Notes are subordinate to our Term Loan and Line of Credit. Refer to Note 11—Related Parties for additional information of the termination of the cooperation agreement with Aimia.
The Aimia Notes were convertible into shares of our capital stock, depending on certain triggering events. In the event we completed an equity financing in which we received proceeds in excess of $10.0 million, the Aimia EMEA Notes were to automatically convert into shares of our common stock, at a price per share equal to 80% of the price per share determined by an independent third party valuation firm and the Outstanding Obligation Note was to automatically convert into shares of the same series of our capital stock as the investors in the financing, at a price per share equal to 80% of the price per share paid by such investors. In connection with the Series G Stock financing, the Aimia EMEA Notes converted into 801,329 shares of common stock. Refer to Note 8—Redeemable Convertible Preferred Stock for additional information of the Series G Stock financing and the transactions that resulted in the conversion of the Aimia EMEA Notes into shares of our common stock and the conversion of the Outstanding Obligation Note into shares of our Series G’ Stock.

The redemption features included in the terms of the convertible promissory notes were determined to be derivative liabilities as a result of a significant discount within the redemption features for the note holders. Embedded derivatives that are not clearly and closely related to the host contract are required to be bifurcated and recorded at fair value unless the fair value option is elected on the host contract. Under the fair value option, bifurcation of the embedded derivative is not necessary as all related gains (losses) on the host contract and derivative will be reflected in the consolidated statements of operations. We elected the fair value option for the Existing Stockholder Notes and Aimia Notes and recognized losses from their initial measurement. Initial losses of $7.6 million related to the Existing Stockholder Notes is recorded in change in fair value of convertible promissory notes and the initial loss of $7.9 million related to the Aimia Notes is recorded in termination of U.K. agreement expense on our consolidated statements of operations. Subsequent changes in fair value of the Existing Stockholder Notes and Aimia Notes are included in change in fair value of convertible promissory notes on our consolidated statements of operations. Refer to Note 10—Fair Value Measurement for additional information.
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
The termination of the co-cooperation agreement also resulted in a termination of this Working Capital Line of Credit. Refer to Note 11—Related Parties for additional information regarding the related party relationship between Aimia and Cardlytics.
Capital Leases
We took delivery of leased computer equipment with minimum capital lease obligations of less than $0.1 million in 2016 and zero in 2017 and 2018. Effective interest rates for equipment capital leases range from 0% to 13.3%. Fixed monthly payments for equipment under capital leases will be made through June 2021.
Future Payments
Aggregate future payments of principal and interest due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt	Capital leases	Total debt
2019	$—	$20	$20
2020	46,677	24	46,701
2021	—	13	13
Total principal payments	46,677	57	46,734
Less unamortized debt issuance costs	(20)	—	(20)
Total debt	$46,657	$57	$46,714

6.     STOCK-BASED COMPENSATION
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

Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2018 Plan is the sum of (i) 1,875,000 shares plus (ii) 61,247 shares reserved, and remaining available for issuance, under our 2008 Plan at the time our 2018 Plan became effective and (iii) the number of shares subject to stock options or other stock awards granted under our 2008 Plan that would have otherwise returned to our 2008 Plan (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 Plan increased by 1,123,312 shares on January 1, 2019.
The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2018 Plan provides for the grant of performance cash awards.
The following table summarizes the allocation of stock-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2017	2018
Delivery costs	$96	$202	$633
Sales and marketing expense	1,153	1,894	9,358
Research and development expense	574	951	4,087
General and administration expense	1,624	2,100	12,712
Total stock-based compensation expense	$3,447	$5,147	$26,790
During 2018, we capitalized less than $0.1 million of stock-based compensation expense for software development.
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

	Year Ended December 31,
	2016	2017	2018
Weighted-average grant date fair value	$7.00	$12.11	$10.00
Significant inputs:
Value of common stock	$17.84 - $22.68	$24.60 - $28.16	$24.24
Expected term	7.0 years	7.0 years	7.0 years
Volatility	51% to 56%	50% to 51%	50%
Risk-free interest rate	0.5% - 2.1%	0.7% - 2.2%	2.7%
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
A summary of common stock option activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share
Options Outstanding - December 31, 2015	1,676	$11.04
Granted	1,330	18.08
Exercised	(44)	6.00
Forfeited	(685)	12.50
Cancelled	(140)	11.82
Options Outstanding - December 31, 2016	2,137	15.00
Granted	799	23.78
Exercised	(47)	4.83
Forfeited	(159)	18.24
Cancelled	(216)	7.54
Options Outstanding - December 31, 2017	2,514	18.42
Granted	29	24.24
Exercised	(357)	6.25
Forfeited	(197)	24.10
Cancelled	(215)	16.60
Options Outstanding - December 31, 2018	1,774	$20.55
The total fair value of options vested during 2016, 2017 and 2018 was approximately $2.9 million, $4.3 million and $6.0 million, respectively. As of December 31, 2018, $6.3 million of unrecognized compensation expense related to unvested options will be recognized over a weighted-average period of 2.0 years.
Restricted Stock Units
A summary of restricted stock unit activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value Per Share
Restricted Stock Units Outstanding - December 31, 2017	—	$—
Granted	1,309	20.58
Vested	(850)	21.93
Forfeited	(78)	17.97
Restricted Stock Units Outstanding - December 31, 2018	381	$18.11

During the first quarter of 2018, we granted two separate tranches of performance-based restricted stock units ("2018 PSUs"), each to receive 437,500 shares of common stock, to employees. The vesting of the 875,000 2018 PSUs was contingent upon the completion of our IPO and includes other performance-based conditions. The performance condition in the first tranche will be satisfied if we attain 70.0 million of FI monthly active users ("FI MAUs") within three years of the grant date. The performance condition in the second tranche will be satisfied if we attain 85.0 million of average FI MAUs within five years of the grant date. FI MAUs is a performance metric defined within "Management's Discussion and Analysis of Financial Condition and Results of Operations." We recognize stock compensation for these 2018 PSUs based upon the expected timing of the achievement of these FI MAU targets. During 2018, 25,000 of the 2018 PSUs were forfeited prior to the FI MAU targets being reached. During the fourth quarter of 2018, both average FI MAU targets were reached, resulting in the vesting of both tranches of the 2018 PSUs and the issuance of 850,000 shares of our common stock to fully settle the 2018 PSUs. During 2018, we recognized $18.6 million of stock-based compensation expense related to these awards. There is no unamortized stock-based compensation expense related to the 2018 PSUs as of December 31, 2018.
During 2018, we granted 434,377 restricted stock units ("RSUs") to employees and our non-employee directors, which have annual vesting periods ranging from one to four years. As of December 31, 2018, there was approximately $4.5 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.
Subsequent to December 31, 2018, we granted 100,570 RSUs to employees, which have annual vesting periods ranging from two to four years. The unamortized stock-based compensation expense related to these RSUs is $1.8 million.
Restricted Securities Units
During 2016, we granted $1.0 million of restricted securities units to certain executives in lieu of cash bonuses. Upon issuance, the restricted securities units were indexed to the convertible promissory notes. As a result of the Series G Stock financing, the restricted securities units became indexed to our Series G’ Stock upon conversion of the convertible promissory notes. Upon the consummation of our IPO in February 2018, the restricted securities units became indexed to our common stock.
Vesting requirements include both a service-based condition and a performance-based condition. The service-based condition requires each recipient to remain employed until the earlier of i) the date 6 months from the restricted securities unit grant date, ii) the date of a qualified liquidity event, or iii) date of termination without cause. The performance-based condition requires a sale of the Company or IPO event within a fixed period of time not more than 5 years from the restricted securities units grant date. The restricted securities units are considered liability classified awards, but due to the performance condition relating to sale of the Company or IPO, no compensation cost was recognized until one of these events occurred. These units vested upon the consummation of our IPO in February 2018, resulting in a non-cash expense of $0.5 million, and were settled upon the delivery of 37,406 shares of our common stock in August 2018.
Employee Stock Purchase Plan
Our board of directors has adopted and our stockholders have approved our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective and enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. Upon the completion of our first offering period on November 15, 2018, 177,238 shares of common stock were purchased by employees under the 2018 ESPP.
Initially, the aggregate number of shares of our common stock that may be issued pursuant to our 2018 ESPP is 375,000 shares. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 224,662 shares on January 1, 2019. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our 2018 ESPP.

7.    INCOME TAXES
Domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2017	2018
Domestic	$(73,167)	$(16,711)	$(48,897)
Foreign	(2,529)	(2,930)	(4,145)
Loss before income taxes	$(75,696)	$(19,641)	$(53,042)
The significant components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2016	2017	2018
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current	—	—	—
Deferred:
Federal	22,449	(28,331)	6,896
State	1,796	2,345	1,264
Foreign	864	85	916
Change in uncertain tax positions	(117)	(120)	(105)
Change in valuation allowance	(24,992)	26,021	(8,971)
Total deferred	—	—	—
Income tax benefit	$—	$—	$—
The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate:

	Year Ended December 31,
	2016	2017	2018
Tax benefit at federal statutory rate	34.00%	34.00%	21.00%
State income taxes, net of federal benefit	1.36%	1.82%	1.91%
Change in federal and state statutory rate	—%	(156.32)%	0.03%
Foreign rate differential	(0.80)%	(1.04)%	(0.06)%
Other adjustments	(1.54)%	(10.93)%	(5.97)%
Valuation allowance	(33.02)%	132.47%	(16.91)%
Income tax benefit	—%	—%	—%

The significant components of deferred income taxes are as follows (in thousands):

	December 31,
	2017	2018
Net operating loss carry-forwards	$53,182	$60,718
Allowance for doubtful accounts	18	26
Depreciation and amortization	(485)	(856)
Stock-based compensation	1,330	1,968
Deferred costs	1,042	1,334
IRC Section 163(j) interest expense limitation	—	737
Other tax credit carry-forward	2,720	3,071
Other temporary differences	842	465
Valuation allowance	(58,649)	(67,463)
Net long-term deferred tax liability	$—	$—
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the IRC. Changes include, but are not limited to, a corporate tax rate decrease to 21% effective for tax years beginning after December 31, 2017. This change in tax rate resulted in a reduction in our net U.S. deferred tax assets, which was fully offset by a reduction in our valuation allowance. The other provisions of the Tax Act, including the one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, did not have a material impact on our financial statements as of December 31, 2018.
We have generated historical net losses and recorded a full valuation allowance against our net deferred tax assets. We expect to maintain a full valuation allowance in the near term. Realization of any of our net deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.
The following table presents changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2016	2017	2018
Beginning balance	$(59,789)	$(84,483)	$(58,649)
Allowance for domestic and foreign net operating loss carry-forwards	(24,791)	(6,509)	(9,863)
Rate change on domestic net operating loss carry-forwards	(15)	30,705	(17)
Change in foreign currency	298	(187)	157
Other changes	(186)	1,825	909
Ending balance	$(84,483)	$(58,649)	$(67,463)
As of December 31, 2017 and 2018 we have $220.5 million and $249.8 million, respectively, of gross U.S. federal net operating loss carry forwards that will begin to expire in the 2028 tax year. Additionally, we have $76.3 million and $90.5 million of gross state net operating loss carry-forwards as of December 31, 2017 and 2018, respectively that will also begin to expire in the 2028 tax year.
Ownership changes, as defined by IRC Section 382, may limit the amount of net operating losses that a company may utilize to offset future taxable income and taxes payable. Pursuant to IRC Section 382, an ownership change occurs when the stock ownership of 5% stockholders increases by more than 50% over a testing period of three years. We completed an evaluation of the potential effect of IRC Section 382 on our net operating losses after the completion of our convertible promissory note financing in 2016 and concluded that we had not experienced an ownership change in the past three years as of that date. We also completed an evaluation through February 8, 2018, the date of our initial listing on the Nasdaq Global Market, and there are no indications that an ownership change has occurred through this date. It is possible that we have subsequently undergone an ownership changes as defined by IRC Section 382 or that we may undergo such a change in the future. Any such ownership change may limit our ability to utilize net operating losses.
Our results during 2016, 2017 and 2018 reflect state tax credits related to hiring and research activities that are utilized through the reduction of state payroll tax withholdings totaling $0.6 million, $0.8 million and $0.7 million, respectively.

As of December 31, 2017 and 2018, Cardlytics UK had gross net operating losses of $11.4 million and $13.9 million, respectively. Foreign net operating loss carry-forwards expire according to the rules of each country. In the U.K., there is an indefinite carry-forward period. As of December 31, 2018, Cardlytics UK held cash and cash equivalents of $3.8 million. While our investment in Cardlytics UK is not considered to be permanently invested, we do not plan to repatriate these funds. Further, although the tax basis of our investment in Cardlytics UK exceeds its book basis, we have not recorded a deferred tax asset since we do not believe that a reversal of this temporary difference will occur in the foreseeable future.
The following table summarizes the activity related to our gross unrecognized tax benefits that would affect our effective tax rate, if recognized (in thousands):

	Year Ended December 31,
	2016	2017	2018
Beginning balance	$441	$558	$678
Increase related to current year tax position	117	120	105
Ending balance	$558	$678	$783
All such positions, if recognized, would impact our effective tax rate. We do not currently anticipate any of our positions to change significantly in the next 12 months. Our tax filings from inception remain subject to income tax examinations.
8. REDEEMABLE CONVERTIBLE PREFERRED STOCK
Upon the consummation of our IPO, all of the outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock. Refer to Note 1—Nature of Operations for additional information regarding our IPO.
A summary of the change in carrying amount of the outstanding redeemable convertible preferred stock is as follows (in thousands):

	Series G’ Stock		Series G Stock
	Shares	Amount	Shares	Amount
Balance — December 31, 2016	—	$—	—	$—
Issuance of Series G and Series G’ Stock	1,296	44,672	346	4,488
Beneficial conversion feature of Series G stock	—	—	—	(4,488)
Deemed dividend related to beneficial conversion feature				4,488
Accretion of redeemable convertible preferred stock	—	—	—	622
Balance — December 31, 2017	1,296	44,672	346	5,110
Accretion of redeemable convertible preferred stock	—	—	—	108
Conversion of preferred stock to common stock	(1,296)	(44,672)	(346)	(5,218)
Balance — December 31, 2018	—	$—	—	$—

	Series F/F-R Stock		Series E/E-R Stock		Series D/D-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2015	1,199	$57,204	1,193	$44,922	1,396	$32,509
Accretion of redeemable convertible preferred stock	—	754	—	19	—	133
Conversion of preferred stock to common stock	—	—	(398)	(14,978)	—	—
Balance — December 31, 2016	1,199	$57,958	795	$29,963	1,396	$32,642
Accretion of redeemable convertible preferred stock	—	491	—	9	—	86
Balance — December 31, 2017	1,199	$58,449	795	$29,972	1,396	$32,728
Accretion of redeemable convertible preferred stock	—	38	—	1	—	7
Conversion of preferred stock to common stock	(1,199)	(58,487)	(795)	(29,973)	(1,396)	(32,735)
Balance — December 31, 2018	—	$—	—	$—	—	$—

	Series C/C-R Stock		Series B/B-R Stock		Series A/A-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2015	1,508	$18,254	2,249	$5,287	1,869	$1,885
Accretion of redeemable convertible preferred stock	—	69	—	4	—	3
Conversion of preferred stock to common stock	—	—	(2)	(5)	(12)	(38)
Balance — December 31, 2016	1,508	$18,323	2,247	$5,286	1,857	$1,850
Accretion of redeemable convertible preferred stock	—	43	—	2	—	2
Balance — December 31, 2017	1,508	$18,366	2,247	$5,288	1,857	$1,852
Accretion of redeemable convertible preferred stock	—	3	—	—	—	—
Conversion of preferred stock to common stock	(1,508)	(18,369)	(2,247)	(5,288)	(1,857)	(1,852)
Balance — December 31, 2018	—	$—	—	$—	—	$—
During the second quarter of 2016, we issued convertible promissory notes to our founders and the existing holders of our redeemable convertible preferred stock. Shares of redeemable convertible preferred stock held by investors that participated in the financing were exchanged for shares of replacement preferred stock. Replacement shares were issued for 1,856,998 shares of Series A Stock, 2,246,744 shares of Series B Stock, 1,507,906 shares of Series C Stock, 1,395,936 shares of Series D Stock, 795,027 shares of Series E Stock and 1,198,637 shares of Series F Stock. These replacement shares have rights and preferences equal to their corresponding original series and are designated as Series A-R Stock, Series B-R Stock, Series C-R Stock, Series D-R Stock, Series E-R Stock and Series F-R Stock. Shares of redeemable convertible preferred stock held by investors that did not participate in the financing were converted to common stock and consisted of 12,375 shares of Series A Stock, 2,121 shares of Series B Stock and 397,515 shares of Series E Stock.
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
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing, we issued warrants to purchase an aggregate of number of shares of common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants vest and become exercisable and the denominator of which is such volume weighted average closing price, which warrants vested and became exercisable on August 8, 2018, which was 180 days following the date of our IPO, at an exercise price of $0.0004 per share. In August 2018, we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were immediately exercised. Refer to Note 10—Fair Value Measurement for additional information regarding the valuation of the warrants issued in connection with the Series G Stock financing.

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

Liquidation
Upon us (i) selling or otherwise disposing of all or substantially all of our property or business or merging with or into or consolidation with any other corporation, limited liability company or other entity, (ii) a majority of the voting power of our outstanding capital stock being transferred or disposed of as a result of a transaction or series of related transactions that are not issuances of capital stock by us primarily for the purposes of raising equity capital or (iii) any dissolution or winding-up of our business, the holders of Series G’ Stock, Series G Stock, Series F-R Stock, Series E-R Stock, Series D-R Stock, Series C-R Stock, Series B-R Stock and Series A-R Stock shall be entitled to receive payments in amounts per share equaling $34.4758, $68.9516, $58.40, $37.7344,$23.64, $21.4701, $2.3567 and $1.00, plus any declared but unpaid dividends, respectively. Holders of Series G Stock and Series G’ Stock are pari passu and are to be paid prior, and in preference to, any distribution of assets to the holders of all other classes of capital stock. Holders of Series F-R Stock are to be paid prior, and in preference to, any distribution of assets to the holders of Series E-R Stock, Series D-R Stock, Series C-R Stock, Series B-R Stock and Series A-R Stock. Holders of Series E-R Stock are to be paid prior, and in preference to, any distribution of assets to the holders of Series D-R Stock, Series C-R Stock, Series B-R Stock and Series A-R Stock. Holders of Series D-R Stock are to be paid prior, and in preference to, any distribution of assets to the holders of Series C-R Stock, Series B-R Stock and Series A-R Stock. Holders of Series C-R Stock are to be paid prior, and in preference to, any distribution of assets to the holders of Series B-R Stock and Series A-R Stock. Holders of Series A-R Stock and Series B-R Stock are pari passu and are to be paid prior, and in preference to, any distribution of assets to the holders of common stock.
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
Dividends
No dividends have been declared or paid as of December 31, 2018.
Conversion
The holders of our redeemable convertible preferred stock also had the right, at any time, to convert any or all of their shares into such number of shares of common stock as is determined by dividing $1.00 in the case of Series A-R Stock, $2.3567 in the case of the Series B-R Stock, $12.2686 in the case of Series C-R Stock, $23.64 in the case of Series D-R Stock, $37.7344 in the case of Series E-R Stock, $50.0568 in the case of Series F-R Stock, and $34.4758 in the case of Series G Stock and Series G’ Stock by the applicable conversion price. The initial conversion price is $1.00 in the case of Series A-R Stock, $2.3567 in the case of the Series B-R Stock, $12.2686 in the case of Series C-R Stock, $23.64 in the case of Series D-R Stock, $37.7344 in the case of Series E-R Stock, $50.0568 in the case of Series F-R and $34.4758 in the case of Series G Stock and Series G’ Stock. If, at any time following the initial issuance of shares of Series G Stock, we issue any additional shares of capital stock without consideration or for a consideration per share less than the then-effective conversion price for our redeemable convertible preferred stock, the conversion price for all series of outstanding redeemable convertible preferred stock are subject to adjustment. There have been no changes to the conversion price for any series of redeemable convertible preferred stock as of December 31, 2018.
9.    COMMON STOCK WARRANTS
We have granted warrants to purchase shares of our common stock to certain FI partners that include both time-based and performance-based vesting conditions. These warrants are accounted for under ASC Topic 505-50, Equity-Based Payments to Non-Employees. Since the performance conditions contained in these warrants are directly related to revenue-producing activities, we incur non-cash expense in FI Share and other third-party costs on our consolidated statements of operations based on the vesting-date fair value of our common stock underlying these warrants.

A summary of common stock warrant activity, exclusive of the common stock warrants issued in connection with our Series G financing is as follows (in thousands, except per share amounts):

	Shares	Weighted-average exercise price per share
Warrants Outstanding - December 31, 2015	448	$5.28
Granted	97	20.00
Redeemable convertible preferred stock warrants converted to common stock warrants	38	1.92
Warrants Outstanding - December 31, 2016	583	7.52
Granted	17	27.68
Warrants Outstanding - December 31, 2017	600	8.11
Granted(1)	644	23.64
Exercised	(349)	4.69
Redeemable convertible preferred stock warrants converted to common stock warrants	110	12.16
Forfeited/canceled	(138)	5.85
Warrants Outstanding - December 31, 2018	867	$21.89

(1)
Performance-based warrants to purchase 644,365 shares of our Series E Stock, which were converted to common stock warrants, vested upon the completion of our IPO in February 2018. These warrants are not included within this table in periods prior to their vesting.

Pursuant to the Term Loan, in July 2016, we issued 10-year fully vested warrants to purchase 97,125 shares of common stock at an exercise price of $20.00 per share. In June 2017, we issued additional warrants to purchase 17,500 shares of common stock at a price of $27.68 per share.
During 2016, warrants to purchase shares of redeemable convertible preferred stock held by parties that did not participate in the Existing Stockholder Note financing were converted to common stock warrants. As a result, fully vested warrants to purchase 12,500 shares of our Series A Stock at an exercise price of $1.00 per share, fully vested warrants to purchase 25,000 shares of our Series B Stock at an exercise price of $2.36 per share and unvested performance-based warrants to purchase 644,365 shares of our Series E Stock at an exercise price of $23.64 per share were converted to common stock warrants. The performance-based warrants to purchase 644,365 shares of our Series E Stock, which were converted to common stock warrants, vested upon the consummation of our IPO in February 2018 as discussed in Note 11—Related Parties. The conversion date fair value of the Series A Stock warrants and Series B Stock warrants, which were converted to common stock warrants, was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital. See Note 10—Fair Value Measurements for more information.
10.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table summarizes our liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrants(1)	$—	$—	$2,285	$2,285
Common stock warrants(1)	—	—	7,945	7,945
Total liabilities	$—	$—	$10,230	$10,230

(1)	Warrant liabilities were zero as of December 31, 2018.

Instruments Recorded at Fair Value Using Level 3 Inputs
Our redeemable convertible preferred stock warrants, common stock warrants issued in connection with the Series G Stock financing and our convertible promissory notes are measured and recorded at fair value on a recurring basis using Level 3 inputs. The table below provides a roll forward of the changes in fair value of Level 3 financial instruments (in thousands):

	Preferred Stock Warrants	Common Stock Warrants	Convertible Promissory Notes
Balance at December 31, 2015	$2,942	—	$—
Fair value of convertible promissory notes at issuance	—	—	66,391
Accrued interest on convertible promissory notes	—	—	2,876
Conversion of preferred stock warrants to common stock warrants	(777)	—	—
Changes in fair value	32	—	3,065
Balance at December 31, 2016	$2,197	$—	$72,332

	Preferred Stock Warrants	Common Stock Warrants	Convertible Promissory Notes
Balance at December 31, 2016	$2,197	$—	$72,332
Conversion of convertible promissory notes to Series G’ preferred stock	—	—	(44,672)
Conversion of convertible promissory notes to common stock	—	—	(24,392)
Accrued interest on convertible promissory notes	—	—	1,701
Issuance of common stock warrants	—	7,452	—
Changes in fair value	88	493	(4,969)
Balance at December 31, 2017	$2,285	$7,945	$—

	Preferred Stock Warrants	Common Stock Warrants	Convertible Promissory Notes
Balance at December 31, 2017	$2,285	$7,945	$—
Conversion of preferred stock warrants to common stock warrants	(1,736)	—	—
Changes in fair value	(549)	7,309	—
Exercise of common stock warrants	—	(15,254)	—
Balance at December 31, 2018	$—	$—	$—
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
The following table summarizes key assumptions used in the PWERM for estimating the fair value of our redeemable convertible preferred stock warrant liability:

	December 31,
	2016	2017
Cost of debt applicable to convertible promissory notes	12% to 17%	—%
Cost of equity applicable to convertible promissory notes	24% to 26%	—%
Weighted-average cost of capital applicable to preferred stock warrants	23%	21%
Discount for lack of marketability	8% to 12%	7% to 13%
Volatility	54%	55%
Risk-free interest rate	0.7% to 1.2%	1.2% to 1.4%
Preferred Stock Warrants
Upon the consummation of our IPO, all of the outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically converted into warrants to purchase shares of common stock. Refer to Note 8—Redeemable Convertible Preferred Stock for additional information regarding our IPO.

A summary of our preferred stock warrants is as follows (in thousands, except per share amounts):

				December 31,
Preferred Series	Grant date	Expiration date	Exercise price	2016	2017	2018
Series B-R	2/26/2010	2/25/2020	$2.36	59	59	—
Series D-R	9/21/2012	9/20/2022	$23.64	38	38	—
Series D-R	9/21/2012	9/20/2022	$23.64	13	13	—
Total preferred stock warrants				110	110	—
On May 26, 2016, warrants to purchase shares of redeemable convertible preferred stock held by parties that did not participate in the Existing Stockholder Note financing were converted to common stock warrants. As a result, warrants to purchase 12,500 shares of our Series A Stock, 25,000 shares of our Series B Stock and 644,365 shares of our Series E Stock were converted to common stock warrants. The performance-based warrants to purchase 644,365 shares of our Series E Stock, which were converted to common stock warrants, vested upon the completion of our IPO in February 2018 as discussed in Note 11—Related Parties. The conversion date fair value of the Series A Stock warrants and Series B Stock warrants, which were converted to common stock warrants, was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital.
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
The fair value of the warrants to purchase Series B-R Stock and Series D-R Stock decreased from $26.80 per share and $13.63 per share on December 31, 2017 to $20.18 per share and $10.57 per share on February 8, 2018, respectively, the date at which they converted to warrants to purchase shares of our common stock and were reclassified to additional paid-in capital on our consolidated balance sheet. The decrease in the fair value of the warrants to purchase Series B-R Stock and Series D-R Stock primarily resulted from the timing of future potential liquidity events, changes to our forecasted financial results and changes in the valuation of comparable companies.
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
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing, we issued warrants to purchase an aggregate number of shares of common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants vest and become exercisable and the denominator of which is such volume weighted average closing price, which warrants vested and became exercisable on August 8, 2018, which was 180 days following the date of our IPO, at an exercise price of $0.0004 per share.
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
Subsequent to our IPO, the fair value of the common stock warrant liability was estimated based on the fair market value of our common stock at each reporting period, discounted from the date of settlement. In August 2018, we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were subsequently exercised, resulting in the issuance of 792,434 shares of our common stock. As a result of change in fair value of the common stock warrant liability, we recognized non-cash losses of $0.5 million and $7.3 million in 2017 and 2018, respectively.
Convertible Promissory Notes
Refer to Note 8—Redeemable Convertible Preferred Stock for additional information of the Series G Stock financing and the transactions that resulted in the conversion of the convertible promissory notes into shares of our Series G’ Stock.
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
To determine the fair value of our convertible promissory notes, we utilized key assumptions from the PWERM, as shown above. Under this method, we considered the redemption features of the convertible promissory notes, as described in Note 5—Debt for additional information, to determine the fair value under discrete future outcomes, including IPO and non-IPO scenarios. Under certain non-IPO scenarios, holders of the convertible promissory notes were due to receive two times preference on the outstanding principal amount. We weighted the fair values based on the estimated probability of each scenario to determine the overall fair value of the convertible promissory notes as of the balance sheet date.

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

(2)
Consists of convertible promissory notes in an aggregate principal amount of $5,134,443.03 purchased by Polaris Venture Partners V, L.P. ("PVP V") convertible promissory notes in an aggregate principal amount of $100,069.82 purchased by Polaris Venture Partners Entrepreneurs’ Fund V, L.L. ("PVP EF V") convertible promissory notes in an aggregate principal amount of $35,170.61 purchased by Polaris Venture Partners Founders’ Fund V, L.P. ("PVP FF V") and convertible promissory notes in an aggregate principal amount of $51,344.45 purchased by Polaris Venture Partners Special Founders’ Fund V, L.P. ("PVP SFF V") Polaris Venture Management Co. V, L.L.C. (“PVM V”) is the general partner of each PVP V, PVP EF V, PVP FF V, and PVP SFF V (collectively, the “Polaris Funds”). PVM V may be deemed to have sole power to vote and dispose of the shares held by each of the Polaris Funds. Each of Jonathan Flint and Terrance McGuire (collectively, the “Managing Members”) are the managing members of PVM V and may be deemed to share voting and dispositive power with respect to the shares held by the Polaris Funds. Bryce Youngren, a member of our board of directors, has a membership interest in PVM V, and may be deemed to share voting and dispositive powers with respect to the shares held by the Polaris Funds by virtue of his relationship to PVM V. Each of PVM V, the Managing Members and Mr. Youngren disclaim beneficial ownership of all of the shares owned by the Polaris Funds, and this report shall not be deemed an admission that any of PVM V, the Managing Members or Mr. Youngren is the beneficial owner of the shares owned by the Polaris Funds for purposes of Section 16 or for any other purpose, except to the extent of their respective and proportionate pecuniary interests therein.

(3)
John V. Balen, a member of our board of directors, is a managing member of Canaan Partners VIII LLC, the general partner of Canaan VIII L.P. Mr. Balen does not have voting or investment power over any shares held directly by Canaan VIII L.P.

(4)
Consists of convertible promissory notes in an aggregate principal amount of $2,385,974.51 purchased by Discovery Global Opportunity Master Fund, Ltd. ("Discovery Global Opportunity") and convertible promissory notes in an aggregate principal amount of $277,291.57 purchased by Discovery Global Focus Master Fund, Ltd. ("Discovery Global Focus") Discovery Capital Management, LLC is the manager of each of Discovery Global Opportunity and Discovery Global Focus, and may be deemed to have the sole voting and dispositive power over the shares held by Discovery Global Opportunity and Discovery Global Focus.

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
In May 2013, FIS purchased 397,515 shares of our Series E Stock. We also granted 10-year performance-based warrants to purchase up to 644,365 shares of Series E Stock at an exercise price of $23.64 per share. The warrants were exercisable subject to the attainment of certain milestones related to the number of active accounts for which our solutions have been enabled with accelerated vesting upon an IPO. Since FIS did not participate in the convertible promissory note financing, their warrants to purchase preferred stock were converted to warrants to purchase common stock. The warrants vested upon the completion of our IPO in February 2018, resulting in a non-cash expense of $2.5 million based on the vesting-date fair value of our common stock underlying these warrants. Since the performance conditions were directly related to revenue-producing activities, we recognized this expense in FI Share and other third-party costs on our consolidated statement of operations. This expense is presented in other non-cash expenses on our consolidated statement of statement of cash flows. Refer to Note 10—Fair Value Measurement for additional information regarding the valuation of the performance-based warrants issued to FIS.
Agreements with Aimia Inc. and Affiliated Entities
In January 2014, we entered into a cooperation agreement with Aimia, which is a holder of our equity securities. As discussed in Note 12—Variable Interest Entity, Aimia agreed to terminate the cooperation agreement in June 2016 in exchange for $22.3 million of convertible promissory notes, resulting in Cardlytics, Inc. obtaining full control of Cardlytics UK. The net payable due to Aimia on June 30, 2016 totaled $5.7 million and was converted into a convertible promissory note. The termination of the cooperation agreement also resulted in a termination of the Working Capital Line of Credit. Refer to Note 5—Debt regarding the Working Capital Line of Credit and Aimia Notes.
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
Our consolidated statements of operations includes the reimbursement of expense and allocation of revenue that are due to and due from Aimia pursuant to the agreement. Operating expense reimbursements and allocation of revenue less FI Share and third-party costs (recorded in FI Share and other third-party costs), are as follows (in thousands):

Year Ended December 31, 2016
Operating expense reimbursements:
Delivery costs	$24
Sales and marketing expense	597
General and administrative expense	129
Allocation of revenue less FI Share and other third-party costs	$1,223
Cardlytics UK’s effect on consolidated operating cash flows is a cash outflow of $0.6 million during 2016. There were no material investing or financing cash flows associated with Cardlytics UK during 2016.
13.     COMMITMENTS AND CONTINGENCIES
FI Implementation Costs
Agreements with certain FI partners require us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to FI partners are included in deferred FI implementation costs on our consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in FI Share and other third-party costs on our consolidated statements of operations and is presented in amortization and impairment of deferred FI implementation costs on our consolidated statement of cash flows. Certain of these agreements provide for future reductions in FI Share due to the FI partner. These reductions in FI Share are recorded as a reduction to deferred implementation costs and also result in a cumulative adjustment to accumulated amortization. Reductions to FI Share in 2019 are expected to total $4.6 million. As of December 31, 2018, there were no future scheduled amounts due to FI partners.
One of our FI partners that we have made milestone payments to has experienced prolonged delays in implementing and supporting Cardlytics Direct. As a result, we wrote off deferred FI implementation costs totaling $0.8 million to FI Share and other third-party costs on our consolidated statements of operations in 2016.

The following table presents changes in deferred FI implementation costs (in thousands):

	December 31,
	2016	2017	2018
Beginning balance	$1,936	$8,451	$13,625
Deferred costs	8,205	10,900	9,250
Recoveries through FI Share	—	(4,100)	(5,380)
Amortization	(876)	(1,626)	(1,618)
Impairment	(814)	—	—
Ending balance	$8,451	$13,625	$15,877
Payments to FI partners for enhancements not yet placed in service totaled $5.3 million as of December 31, 2018. Future amortization, based on the amounts earned as of December 31, 2018, exclusive of amounts expected to be recovered, is as follows (in thousands):

Years Ending December 31,	Amortization
2019	$3,744
2020	3,628
2021	3,245
Total	$10,617
As a result of not meeting a minimum FI Share commitment in 2016, we were required to pay an FI partner $2.6 million in March 2017. This shortfall was accrued in 2016 and recorded within FI Share and other third-party costs on our consolidated statement of operations.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of December 31, 2018. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
Operating Leases
We lease office and apartment space and office equipment under non-cancellable operating lease agreements expiring on various dates through April 2026. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. On our consolidated balance sheets, the current portion of deferred rent is included in accrued liabilities and the long-term portion is included within deferred liabilities. Rent expense during 2016, 2017 and 2018 totaled $2.9 million, $3.0 million and $3.0 million, respectively.
In August 2013, we entered into a lease of 130 months for our new corporate headquarters in Atlanta, Georgia. The facility was delivered to us in July 2014 and provides 76,880 square feet of office space. The lease contains a $3.8 million tenant improvement allowance that is included in deferred rent and amortized as a reduction to rent expense over the lease term. Minimum lease payments under the agreement total $16.0 million.
In July 2015, we entered into a lease of 60 months to expand our existing data center space located in Atlanta, Georgia. Minimum lease payments under the agreement total $2.3 million.
In December 2016, we entered into a lease of 40 months for an office in Victoria, London to provide 5,295 square feet of office space. Minimum lease payments under the agreement total £0.8 million.

As of December 31, 2018, future minimum lease payments under non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2019	$2,706
2020	2,089
2021	1,654
2022	1,703
2023	1,755
Thereafter	2,418
Total	$12,325
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
Letters of Credit
In connection with the lease of the new corporate headquarters, we executed a $2.5 million irrevocable letter of credit on April 1, 2014. In December 2016, upon transitioning our operating bank accounts to a new financial institution, we replaced our existing irrevocable letter of credit with a new $2.0 million irrevocable letter of credit, which reduced to $1.5 million in May 2017 and $1.0 million in May 2018.

14.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for 2016, 2017 and 2018 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	December 31,
	2016	2017	2018
Redeemable convertible preferred stock:
Series A-R	1,857	1,857	—
Series B-R	2,247	2,247	—
Series C-R	1,508	1,508	—
Series D-R	1,396	1,396	—
Series E-R	795	795	—
Series F-R	1,199	1,199	—
Series G	—	346	—
Series G’	—	1,296	—
Common stock options	2,137	2,514	1,774
Common stock warrants	1,227	1,245	867
Common stock warrants issuable pursuant to Series G Stock financing	—	547	—
Redeemable convertible preferred stock warrants	110	110	—
Restricted stock units	—	—	381
Restricted securities units	53	37	—
Convertible promissory notes	2,734	—	—
Common stock issuable pursuant to the ESPP	—	—	36
15.     SEGMENTS
As of December 31, 2018, we have three operating segments: Cardlytics Direct in the U.S. and U.K. and Other Platform Solutions, as determined by the information that both our Chief Executive Officer and President and Chief Operating Officer, who we consider our chief operating decision makers, use to make strategic goals and operating decisions. Our Cardlytics Direct operating segments in the U.S. and U.K. represent our proprietary native bank advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution.
Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. We have shifted the substantial majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future.
Revenue can be directly attributable to each segment. With the exception of a non-cash equity expense and the amortization and impairment of deferred FI implementation costs, FI Share is also directly attributable to each segment. Our chief operating decision makers allocate resources to, and evaluate the performance of, our operating segments based on revenue and adjusted contribution. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies.

The following table provides information regarding our reportable segments (in thousands):

	Year Ended December 31,
	2016	2017	2018
Cardlytics Direct:
Adjusted contribution(2)(3)	$41,374	$55,184	$69,364
Plus: FI Share and other third-party costs (1)	56,415	67,207	79,959
Revenue	$97,789	$122,391	$149,323
Other Platform Solutions:
Adjusted contribution	$6,852	$3,560	$86
Plus: FI Share and other third-party costs (1)	8,180	4,414	1,275
Revenue	$15,032	$7,974	$1,361
Total:
Adjusted contribution(2)(3)	$48,226	$58,744	$69,450
Plus: FI Share and other third-party costs (1)	64,595	71,621	81,234
Revenue	$112,821	$130,365	$150,684

(1)
FI Share and other third party costs presented above excludes a non-cash equity expense and amortization and impairment of deferred FI implementation costs, which are detailed below in our reconciliation of GAAP loss before income taxes to non-GAAP adjusted contribution.

(2)
Adjusted contribution includes the impact of an accrued expense totaling $2.6 million during 2016 related to shortfall in meeting a minimum FI Share commitment. There was no corresponding accrued expense during 2017 and 2018.

(3)
Adjusted contribution includes the impact of a $0.8 million gain during 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

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

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Year Ended December 31,
	2016	2017	2018
Adjusted contribution	$48,226	$58,744	$69,450
Minus:
Non-cash equity expense included in FI Share(1)	—	—	2,519
Amortization and impairment of deferred FI implementation costs(1)	1,690	1,626	1,618
Delivery costs	6,127	7,012	10,632
Sales and marketing expense	31,261	31,927	41,878
Research and development expense	13,902	12,150	16,210
General and administration expense	21,355	20,100	34,228
Depreciation and amortization expense	4,219	3,028	3,282
Termination of U.K. agreement expense	25,904	—	—
Total other expense	19,464	2,542	12,125
Loss before income taxes	$(75,696)	$(19,641)	$(53,042)

(1)
Non-cash equity expense included in FI Share and amortization and impairment of deferred FI implementation costs are excluded from FI Share and other third party costs, which is shown above in our reconciliation of GAAP revenue to non-GAAP adjusted contribution.

The following tables provides geographical information (in thousands):

	Year Ended December 31,
	2016	2017	2018
Revenue:
United States	$100,590	$113,509	$131,563
United Kingdom	12,231	16,856	19,121
Total	$112,821	$130,365	$150,684

	December 31,
	2017	2018
Property and equipment:
United States	$6,813	$9,794
United Kingdom	506	436
Total	$7,319	$10,230
Capital expenditures within the United Kingdom were $0.3 million and less than $0.1 million during 2017 and 2018, respectively.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
The following table sets forth information concerning our directors, including their ages as of February 28, 2019:

Name	Age	Position(s)
Scott D. Grimes	56	Chief Executive Officer, Co-Founder and Director
Lynne M. Laube	49	Chief Operating Officer, Co-Founder and Director
David L. Adams(2)(3)	62	Director
John V. Balen(1)(2)	58	Chairman of the Board of Directors
Mark A. Johnson(1)(3)	66	Director
John Klinck(3)	55	Director
Tony Weisman(1)	59	Director
Bryce Youngren(2)	48	Director

(1)	Member of the compensation committee.

(2)	Member of the nominating and corporate governance committee.

(3)	Member of the audit committee.
Class I Directors Continuing In Office Until Our 2019 Annual Meeting of Stockholders
David L. Adams has served as a member of our board of directors since September 2011. From 2007 until he retired in March 2016, Mr. Adams served as Executive Vice President and Chief Financial Officer of Aimia Inc., a data-driven marketing and loyalty analytics company listed on the Toronto Stock Exchange ("TSX"). Before joining Aimia, Mr. Adams held a variety of executive finance positions at Photowatt Technologies Inc., SR Telecom Inc. and CAE Inc. Prior to these roles, he held a number of positions with the Bank of Nova Scotia and Ernst & Young. Mr. Adams serves as Chairman of the Board of Points International (listed on the TSX and the Nasdaq Capital Market), is a director of TCC Global (a private global loyalty marketing company) and Plan International Canada, and is a member of the Board of Governors of the Stratford Festival. Mr. Adams is chairman of the audit committee and a member of the renumeration committee at TCC Global and chairs the finance and  at audit committee at the Stratford Festival. He is a member of the audit committee and chairs the HRCC at Plan. Mr. Adams served as a director of Club Premier (AeroMexico’s frequent flyer program) until December 2018. Mr. Adams is a chartered accountant in Canada and holds a Bachelor of Commerce in Commerce and Finance from the University of Toronto. Our board of directors believes that Mr. Adams’ financial expertise and experience in the technology and loyalty marketing industries qualify him to serve on our board of directors.
Scott D. Grimes has served as our Chief Executive Officer and as a member of our board of directors since our founding in June 2008. From 2005 to June 2008, Mr. Grimes was Senior Vice President and General Manager, Payments at Capital One Financial Corporation and, from 2003 to 2005, Mr. Grimes was Vice President, Strategy at Capital One Financial Corporation. From 2001 to 2003, Mr. Grimes was a Principal at Canaan Partners, a venture capital firm. Earlier in his career, Mr. Grimes was a Senior Vice President at FreeMarkets Inc., an e-sourcing company, and a Principal at McKinsey & Company, a management consulting firm. Mr. Grimes began his career at Schlumberger Limited as an electrical engineer. Since August 2014, Mr. Grimes has served as a director of Evergy, Inc., a regulated electric utility, where he also serves on the audit, finance and nuclear, operations, and environmental oversight committees. Mr. Grimes holds a B.S. in Electrical Engineering from Union College and an M.B.A. from Stanford University. Our board of directors believes that Mr. Grimes’s business expertise and his daily insight into corporate matters as our Chief Executive Officer qualify him to serve on our board of directors.

Mark A. Johnson has served as a member of our board of directors since October 2010. Mr. Johnson joined TTV Capital, a venture capital firm, as a General Partner in 2008. From 1982 to 2000 and from 2003 to 2008, Mr. Johnson held various positions at CheckFree Corporation, a provider of financial electronic commerce services and products, including director, Vice President of Operations and Vice Chairman. From 2000 to 2003, Mr. Johnson left CheckFree to form e-RM Ventures, a private investing consultancy focused on early stage payments-related companies, although he continued to serve as a director of CheckFree. Prior to joining CheckFree, Mr. Johnson worked for the Federal Reserve Bank and Bank One Corporation. Mr. Johnson serves as a director and on the audit committee of FleetCor Technologies, Inc., a public company. He serves on the board of Bill.com, Springbot, Payrailz, SmartAsset, Defensestorm, and Mirconotes. He also is the former chairman of Venture Atlanta, a technology conference focused on connecting Georgia’s entrepreneurs with the capital providers. Mr. Johnson holds a B.S. in Business from Miami University and an M.B.A. from Ohio State University. Our board of directors believes that Mr. Johnson’s experience in financial e-commerce services and his service on numerous private company boards qualify him to serve on our board of directors.
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
John (“Jack”) Klinck has served as a member of our board of directors since October 2016. Mr. Klinck is currently an active angel and seed stage investor in FinTech oriented firms. From 2006 to April 2015, Mr. Klinck was Executive Vice President and Head of Global Strategy and New Ventures at State Street Corporation, where he served on that firm’s management committee and ran several business lines including Alternative Investment Solutions, Credit Services, Global Exchange and Corporate Strategy. Before joining State Street, Mr. Klinck was Vice Chairman and President of the Investment Manager Solutions Group at Mellon Financial Corporation. Before joining Mellon in 1997, Mr. Klinck held various management positions at American Express. Mr. Klinck holds a B.A. from Middlebury College and an M.B.A from the Fuqua School of Business at Duke University. Our board of directors believes that Mr. Klinck’s diverse management expertise and experience in the financial services industry qualify him to serve on our board of directors.
Tony Weisman has served as a member of our board of directors since October 2014. Mr. Weisman has served as the Chief Marketing Officer of Dunkin’ since September 2017. From 2007 until September 2017, Mr. Weisman served in senior executive positions at Digitas and as the Chief Executive Officer of Digitas North America from March 2013 until September 2017. From 2002 to 2006, Mr. Weisman was Chief Marketing Officer at DraftFCB/Chicago, an advertising agency. Prior to 2002, he held various management positions at advertising agency Leo Burnett. Mr. Weisman holds a B.A. in Political Science from Brown University. Our board of directors believes that Mr. Weisman’s experience in the advertising industry qualifies him to serve on our board of directors.
Class III Directors Continuing In Office Until Our 2021 Annual Meeting of Stockholders
John V. Balen has served as a member of our board of directors since August 2008 and as chairman of our board of directors since April 2017. Mr. Balen is a retired partner of Canaan Partners, a venture capital firm he joined in 1995, where he focused on the digital media, enterprise and financial technology sectors. Before joining Canaan Partners, Mr. Balen held a variety of operational and financial roles, including Managing Director of Horsley Bridge Partners, a private equity firm. Earlier in his career, Mr. Balen was an engineer at Codenoll Technology, a fiber communications company, and an engineer at Digital Equipment Corp. Mr. Balen serves as a director for a number of privately-held companies. Mr. Balen holds a B.S. in Electrical Engineering and an M.B.A. from Cornell University. Our board of directors believes that Mr. Balen’s experience investing in technology businesses and his service on numerous private company boards qualify him to serve on our board of directors.
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

Executive Officers
The following table sets forth information regarding our executive officers, including their ages as of February 28, 2019:

Name	Age	Position(s)
Scott D. Grimes	56	Chief Executive Officer, Co-Founder and Director
Lynne M. Laube	49	Chief Operating Officer, Co-Founder and Director
David T. Evans	43	Chief Financial Officer and Head of Corporate Development
Kirk L. Somers	53	Chief Legal & Privacy Officer
Scott D. Grimes. Biographical information regarding Mr. Grimes is set forth above under “Our Board of Directors.”
Lynne M. Laube. Biographical information regarding Ms. Laube is set forth above under “Our Board of Directors.”
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
Kirk L. Somers has served as our Chief Legal and People Officer since April 2016. From July 2014 to April 2016, Mr. Somers served as our Chief Legal and Privacy Officer. From March 2013 to June 2014, Mr. Somers was General Counsel and Chief Administrative Officer at Think Geek Inc., an internet based retailer. From November 2001 to January 2013, Mr. Somers was Executive Vice President, Corporate Affairs for Concurrent Computer Corporation, a provider of video software, hardware and professional services. Earlier in his career, Mr. Somers was the Assistant General Counsel for Melita International Inc., a provider of integrated customer contact applications, and a Partner with the law firm of Marshall & Melhorn, LLC. Mr. Somers began his legal career as an attorney in the U.S. Air Force. Mr. Somers holds a B.A. in Physics from Cornell University, a J.D. from Ohio State University, and passed the U.S. patent bar in 1999.
There are no family relationships among any of our executive officers or directors.
Certain Corporate Governance Matters
Audit Committee
We have a standing audit committee that is composed of three directors, Messrs. Adams, Klinck and Johnson. Our board of directors has determined that each of Messrs. Adams, Klinck and Johnson satisfies the independence requirements for audit committee members under the listing standards of the Nasdaq Stock Market and Rule 10A-3 of the Exchange Act. Each member of our audit committee meets the financial literacy requirements of the listing standards of the Nasdaq Global Market. Mr. Adams is the chairman of the audit committee and our board of directors has determined that Mr. Adams is an "audit committee financial expert” as defined by Item 407(d) of Regulation S-K under the Securities Act.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the "Code of Conduct") applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.cardlytics.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. If we make any substantive amendments to the Code of Conduct or we grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than ten percent of our common stock to file reports on Forms 3, 4 and 5 with the Securities and Exchange Commission concerning their ownership of, and transactions in, our common stock.
To our knowledge, based solely on our review of the copies of such reports furnished to us and on the representations of the reporting persons, all of these reports were timely filed for the fiscal year ended December 31, 2018.
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
Summary Compensation Table
The following table sets forth information regarding compensation earned with respect to the years ended December 31, 2017 and 2018 by our named executive officers, which include our principal executive officer and the next two most highly compensated executive officers in 2018.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Scott D. Grimes, Chief Executive Officer, Co-Founder and Director(5)	2018	300,000		1,680,750	(1)	—	147,398	(3)	20,817	(6)(7)	2,148,965
	2017	300,000		—		653,842	178,231	(4)	24,324	(6)	1,156,397
Lynne M. Laube, Chief Operating Officer, Co-Founder and Director(5)	2018	280,000	(9)	1,680,750	(1)	—	137,571	(3)	23,290	(6)(7)	2,121,611
	2017	280,000		—		653,842	166,349	(4)	21,268	(6)	1,121,459
David T. Evans, Chief Financial Officer and Head of Corporate Development	2018	300,000		1,680,750	(1)	—	147,398	(3)	40,246	(6)(7)(8)	2,168,394
	2017	300,000		—		435,895	178,231	(4)	73,135	(6)(8)	987,261

(1)
These items reflect the grant date fair value of performance-based restricted stock units which were granted, vested and settled in 2018 as to (i) 37,500 shares of our common stock upon our achievement of 70.0 million average FI MAUs and (ii) 37,500 shares of our common stock upon our achievement of 85.0 million average FI MAUs.

(2)
This column reflects the aggregate grant date fair value of options granted during the fiscal year as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 718, Compensation-Stock Compensation as stock-based compensation in our consolidated financial statements. The assumptions we used in valuing options are described in Notes 2 and 6 to our consolidated financial statements included in this Annual Report.

(3)	See “— Employment, Severance and Change of Control Agreements—2018 Bonus Plan” below for a description of the material terms of the plan pursuant to which this compensation was awarded.

(4)	See “— Employment, Severance and Change of Control Agreements—2017 Bonus Plan” below for a description of the material terms of the plan pursuant to which this compensation was awarded.

(5)	Mr. Grimes and Ms. Laube did not receive any additional compensation in his or her capacity as a director.

(6)	Includes our 401(k) plan matching contributions and health insurance premiums paid by us.

(7)	Includes reimbursements for family member travel to our IPO event in 2018.

(8)	Includes reimbursements for housing expenses.

(9)	Effective in 2019, Ms. Laube's annual salary is $300,000.
Outstanding Equity Awards as of December 31, 2018
The following table sets forth certain information about equity awards granted to our named executive officers that remain outstanding as of December 31, 2018:

	Option Awards(1)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Scott D. Grimes	7/7/2017	23,437	32,813	(3)	30.44	7/7/2027
	8/2/2016	30,806	18,485	(2)	20.00	8/2/2026
Lynne M. Laube	7/7/2017	23,437	32,813	(3)	30.44	7/7/2027
	8/2/2016	30,806	18,485	(2)	20.00	8/2/2026
	7/19/2013	62,499	—		8.32	7/19/2023
David T. Evans	7/7/2017	15,625	21,875	(3)	30.44	7/7/2027
	12/6/2016	18,750	18,750	(4)	20.00	12/6/2026
	8/2/2016	37,499	—		20.00	8/2/2026
	8/2/2016	37,504	22,503	(2)	20.00	8/2/2026
	8/8/2014	32,500	—		9.08	8/8/2024

(1)	All of the option awards listed in the table above were granted under our 2008 Stock Plan.

(2)
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

In January 2018, we granted each of Messrs. Grimes and Evans and Ms. Laube performance-based restricted stock units, pursuant to our 2008 Stock Plan, which vested and settled in 2018 as to (i) 37,500 shares of our common stock upon our achievement of 70.0 million average FI MAUs and (ii) 37,500 shares of our common stock upon our achievement of 85.0 million average FI MAUs.
See “—Potential Payments upon Termination or Change of Control” for a description of vesting acceleration applicable to stock options held by our named executive officers.
We may in the future, on an annual basis or otherwise, grant additional equity awards to our executive officers pursuant to our 2018 Equity Incentive Plan.
Pension Benefits
Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal year ended December 31, 2018.
Non-qualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by us during the fiscal year ended December 31, 2018.
Employment, Severance and Change in Control Agreements
Employment Arrangements
Each of our named executive officers’ employment is “at will” and may be terminated at any time, subject to the executive’s right to receive certain benefits and payments, as described below under “Potential Payments Upon Termination or Change of Control.” We are not party to employment agreements or offer letter agreements with Scott D. Grimes, our Chief Executive Officer or Lynne M. Laube, our Chief Operating Officer. Mr. Grimes’ and Ms. Laube’s current annual base salaries are each $300,000.
Offer Letters with Our Named Executive Officers
David T. Evans. We entered into an offer letter agreement with Mr. Evans effective June 11, 2014 for the position of Senior Vice President, Corporate Development. In October 2016, Mr. Evans began serving as our Chief Financial Officer and Head of Corporate Development. Mr. Evans currently receives a base salary of $300,000. Pursuant to his agreement, Mr. Evans was also entitled to a stock option grant as described under “—Outstanding Equity Awards as of December 31, 2018” above. Mr. Evans is also eligible to participate in our employee benefit plans, subject to the terms of those plans.
2017 Bonus Plan
In 2017, each of our executive officers was eligible to participate in our 2017 Annual Bonus Target Incentive Program (the "2017 Bonus Plan"). The 2017 Bonus Plan was designed to motivate and reward executives for the attainment of company-wide performance goals. The annual cash targets for Messrs. Grimes and Evans and Ms. Laube were $225,000, $225,000 and $210,000, respectively. Each of our executive officers was eligible to receive more than 100% of his or her target bonus if our performance exceeded the target set forth in the 2017 Bonus Plan. The 2017 Bonus Plan cash targets were based on us achieving certain adjusted contribution and certain operating expense targets.
2018 Bonus Plan
In 2018, each of our executive officers was eligible to participate in our 2018 Annual Bonus Target Incentive Program (the "2018 Bonus Plan"). The 2018 Bonus Plan was designed to motivate and reward executives for the attainment of company-wide performance targets. The annual cash targets for Messrs. Grimes and Evans and Ms. Laube were $225,000, $225,000 and $210,000, respectively. Each of our executive officers was eligible to receive more than 100% of his or her target bonus if our performance exceeded the targets set forth in the 2018 Bonus Plan. The 2018 Bonus Plan cash targets were based upon us achieving certain revenue and certain adjusted EBITDA targets.

2019 Bonus Plan
In 2019, each of our executive officers is eligible to participate in our 2019 Annual Bonus Target Incentive Program (the "2019 Bonus Plan"). The 2019 Bonus Plan is designed to motivate and reward executives for the attainment of company-wide performance targets. The annual cash targets for Messrs. Grimes and Evans and Ms. Laube are each $225,000. Each of our executive officers is eligible to receive more than 100% of his or her target bonus if our performance exceeded the targets set forth in the 2019 Bonus Plan. The 2019 Bonus Plan cash targets are based upon us achieving certain revenue and certain adjusted EBITDA targets.
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
401(k) Plan
We maintain a defined contribution retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation on a pre-tax basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code ("IRC"). Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to such participant’s directions. Employees are immediately and fully vested in their contributions. The 401(k) plan is intended to be qualified under IRC Section 401(a) with the 401(k) plan’s related trust intended to be tax exempt under IRC Section 501(a). As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. We match 50% of the first 5% of each participant’s contribution.
Director Compensation Table
The following table sets forth information regarding the compensation earned for service on our board of directors during the year ended December 31, 2018 by our directors who were not also our employees. Scott D. Grimes, our Chief Executive Officer, and Lynne M. Laube, our Chief Operating Officer, are also members of our board of directors, but did not receive any additional compensation for service as a director. Mr. Grimes’ and Ms. Laube’s compensation as executive officers are set forth above under “Executive Compensation— Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
David L. Adams	132,500	150,000	282,500
John V. Balen	52,500	150,000	202,500
Mark A. Johnson	33,750	150,000	183,750
Jack Klinck	37,500	150,000	187,500
Robert Legters	—	—	—
Bryce Youngren	45,000	150,000	195,000
Tony Weisman	30,000	150,000	180,000

(1)
This column reflects the aggregate grant date fair value for RSUs granted during the fiscal year as computed in accordance with ASC Topic 718 as stock-based compensation in our consolidated financial statements. These awards vest on March 9, 2019 subject to the continued service of the directors through the vesting date.

(2)	The table below shows the aggregate number of option awards and stock awards outstanding for each of our non-employee directors as of December 31, 2018:

Name	Option Awards (#)		Stock Awards(b) (#)
David L. Adams	87,500	(a)	8,484
John V. Balen	—		8,484
Mark A. Johnson	—		8,484
Jack Klinck	25,000	(a)	8,484
Robert Legters	—		—
Bryce Youngren	—		8,484
Tony Weisman	25,000	(a)	8,484

(a)	Fully vested.

(b)	The shares of common stock underlying this RSU award vest on March 9, 2019 subject to the continued service of the directors through the vesting date.
Non-Employee Director Compensation
Our board of directors has adopted a director compensation policy for non-employee directors. The policy provides for the compensation of non-employee directors with cash and equity compensation. Under the policy, each non-employee director will receive an annual board service retainer of $30,000. The non-executive chairperson will receive an additional service retainer of $15,000. The chairperson of each of our audit committee, our compensation committee and our nominating and corporate governance committee will receive additional annual committee chair service retainers of $30,000, $15,000 and $15,000, respectively. Additionally, the chairperson of our audit committee received $60,000 for the first year we were public. Other members of our audit committee, our compensation committee and our nominating and corporate governance committee will receive additional annual cash retainers of $20,000, $10,000 and $10,000, respectively, for each such committee of which they are a member. The annual cash compensation amounts set forth above are payable in equal quarterly installments, payable in arrears following the end of each calendar quarter in which the board service occurs, prorated for any partial months of service. We will also reimburse all reasonable out-of-pocket travel expenses incurred by non-employee directors in attending meetings of our board of directors or any committee thereof.
In addition to cash compensation, each non-employee director is eligible to receive restricted stock unit awards. Each of our non-employee directors received a one-time restricted stock unit award on March 9, 2018 with a grant date fair value of $150,000, which will vest in full on the first anniversary of such grant date, provided that the applicable non-employee director is, as of such vesting date, then a director of our company. Commencing on the next annual meeting of our stockholders, each continuing non-employee director as of the date of the annual meeting will receive an annual grant of a restricted stock unit award with a grant date fair value of $150,000, which will vest in full on the first anniversary of such grant date, provided that the applicable non-employee director is, as of such vesting date, then a director of our company. Further, each new non-employee director who joins our board of directors will receive a one-time restricted stock unit award upon the date of his or her appointment or election to our board of directors with a grant date fair value of $150,000, pro-rated based on the number of months of service until the next annual meeting of our stockholders, which will vest in full on the first anniversary of such grant date, provided that the applicable non-employee director is, as of such vesting date, then a director of our company.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of our common stock as of February 28, 2019 for:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
The percentage ownership information shown in the table below is based upon 22,502,113 shares of common stock outstanding as of February 28, 2019.
We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require that we include shares of common stock issuable pursuant to the vesting of restricted stock units and the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of February 28, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
Except as otherwise noted below, the address for persons listed in the table is c/o Cardlytics, Inc., 675 Ponce de Leon Avenue NE, Suite 6000, Atlanta, Georgia 30308.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or greater stockholders:
FMR LLC (1)	3,211,725	14.3%
Entities affiliated with Aimia Inc.(2)	2,978,014	13.2%
Entities affiliated with Polaris Venture Partners(3)	2,552,626	11.3%
Canaan VIII L.P.(4)	1,618,141	7.2%
Frontier Capital Management Company, LLC (5)	1,462,777	6.5%
Entities affiliated with Prudential Financial, Inc. (6)	1,265,004	5.6%
Named executive officers and directors:
Scott D. Grimes(7)	880,507	3.9%
Lynne M. Laube(8)	682,779	3.0%
David T. Evans(9)	206,186	0.9%
David L. Adams(10)	105,520	0.5%
John V. Balen(4)(14)	8,484	*
Mark A. Johnson(11)	414,281	1.8%
Jack Klinck(12)	52,558	0.2%
Tony Weisman(13)	33,484	0.1%
Bryce Youngren(3)(14)	2,986,498	13.3%
All current executive officers and directors as a group (10 persons)(15)	5,513,003	24.5%
* Represents beneficial ownership of less than 0.1%

(1)
This information has been obtained from a Schedule 13G/A filed on February 13, 2019 by entities and individuals associated with FMR LLC. Consists of 3,211,725 shares of common stock held by FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, MA 02210

(2)
Consists of (a) 1,953,665 shares of common stock held by Aeroplan Holdings Europe Sàrl and (b) 1,024,349 shares of common stock held by Aimia Holdings UK Limited. Aeroplan Holdings Europe Sàrl and Aimia Holdings UK Limited are affiliates of Aimia Inc. The address of the entities affiliated with Aimia Inc. is 525 Viger Avenue West, Suite 1000, Montreal, Quebec H2Z 0B2, Canada.

(3)
This information has been obtained from a Schedule 13G filed on February 14, 2019 by entities and individuals associated with Polaris Venture Partners. Consists of (a) 2,463,127 shares of common stock held by Polaris Venture Partners V, L.P. (“PVP V”); (b) 48,002 shares of common stock held by Polaris Venture Partners Entrepreneurs’ Fund V, L.P. (“PVP EF V”); (c) 16,868 shares of common stock held by Polaris Venture Partners Founders’ Fund V, L.P. (“PVP FF V”) and (d) 24,629 shares of common stock held by Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVP SFF V”). Polaris Venture Management Co. V, L.L.C. (“PVM V”) is the general partner of each PVP V, PVP EF V, PVP FF V, and PVP SFF V (collectively, the “Polaris Funds”). PVM V may be deemed to have sole power to vote and dispose of the shares held by each of the Polaris Funds. Each of Jonathan Flint and Terrance McGuire (collectively, the “Managing Members”) are the managing members of PVM V and may be deemed to share voting and dispositive power with respect to the shares held by the Polaris Funds. Bryce Youngren, a member of our board of directors, has a membership interest in PVM V, and may be deemed to share voting and dispositive powers with respect to the shares held by the Polaris Funds by virtue of his relationship to PVM V. The address of the Polaris Funds is One Marina Park Drive, 10th Floor, Boston, Massachusetts 02210.

(4)
This information has been obtained from a Form 4 filed on January 31, 2019 by Canaan VIII L.P. Canaan Partners VIII LLC is the general partner of Canaan VIII L.P. and may be deemed to have sole investment and voting power over the shares held by Canaan VIII L.P. Brenton K. Ahrens, John V. Balen, Stephen M. Bloch, Wende S. Hutton, Maha S. Ibrahim, Deepak Kamra, Guy M. Russo and Eric A. Young are the managing members of Canaan Partners VIII LLC. Investment and voting decisions with respect to the shares held by Canaan VIII L.P. are made by the managers of Canaan Partners VIII LLC, collectively. Mr. Balen, a member of our board of directors, is a managing member of Canaan Partners VIII LLC. No manager or member of Canaan Partners VIII LLC has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of any shares held by Canaan VIII L.P. The address for Canaan VIII L.P. and Mr. Balen is 2765 Sand Hill Road, Menlo Park, California 94025.

(5)
This information has been obtained from a Schedule 13G filed on February 11, 2019 by Frontier Capital Management Co., LLC. The address of Frontier Capital Management Company, LLC is 99 Summer Street, 20th Floor, Boston, MA 02110.

(6)
This information has been obtained from a Schedule 13G filed on January 28, 2019 by entities and individuals associated with Prudential Financial, Inc. Consists of 1,264,354 shares of common stock held by Jennison Associates LLC and 650 shares of common stock held by Quantitative Management Associates LLC. Jennison Associates LLC and Quantitative Management Associates LLC are subsidiaries of Prudential Financial, Inc., who may be deemed to have direct or indirect voting and/or investment discretion over the shares of its subsidiaries. The address of Prudential Financial, Inc. is 751 Broad Street, Newark, NJ 07102.

(7)
Includes (a) 194,112 shares of common stock held by the 2013 Scott Grimes GRAT UAD, for which Mr. Grimes is trustee and holds voting and investment power and (b) 63,039 shares of common stock issuable upon the exercise of options.

(8)
Includes (a) 43,675 shares of common stock held by the 2013 Lynne Marie Laube GRAT fbo Hayley Marie Allbright, for which Ms. Laube is trustee and holds voting power, (b) 43,675 shares of common stock held by the 2013 Lynne Marie Laube GRAT fbo Keegan George Allbright, for which Ms. Laube is trustee and holds voting power and (c) 125,538 shares of common stock issuable upon the exercise of options.

(9)	Includes 153,129 shares of common stock issuable upon the exercise of options.

(10)	Includes 87,500 shares of common stock issuable upon the exercise of options and 8,484 shares of common stock issuable upon the vesting of RSUs.

(11)
Consists of (a) 19,074 shares of common stock held by Mr. Johnson, (b) 8,484 shares of common stock issuable to Mr. Johnson upon the vesting of RSUs, (c) 291,353 shares of common stock held by TTP Fund II L.P. and (d) 95,370 shares of common stock held by TTV Ivy Holdings, LLC. TTV Capital is the provider of management services to TTP GP II, LLC, which is a general partner of TTP Fund II, L.P. TTV Capital is the manager of TTV Ivy Holdings Managers, LLC, which is the general partner of TTV Ivy Holdings, LLC. Mark A. Johnson, a member of our board of directors, is a member of each of TTP GP II, LLC and TTV Ivy Holdings Managers, LLC and holds the title of partner of TTV Capital, and may be deemed to share voting and dispositive power over the shares held by TTP Fund II L.P. and TTV Ivy Holdings, LLC.

(12)	Includes 25,000 shares of common stock issuable upon the exercise of options and 8,484 shares of common stock issuable upon the vesting of RSUs.

(13)	Includes 25,000 shares of common stock issuable upon the exercise of options and 8,484 shares of common stock issuable upon the vesting of RSUs.

(14)	Includes 8,484 shares of common stock issuable upon the vesting of RSUs.

(15)
Consists of (a) 194,112 shares of common stock held by the 2013 Scott Grimes GRAT UAD, for which Mr. Grimes is trustee and holds voting and investment power, (b) 623,356 shares of common stock held by Mr. Grimes, (c) 43,675 shares of common stock held by the 2013 Lynne Marie Laube GRAT fbo Hayley Marie Allbright, for which Ms. Laube is trustee and holds voting power, (d) 43,675 shares of common stock held by the 2013 Lynne Marie Laube GRAT fbo Keegan George Allbright, for which Ms. Laube is trustee and holds voting power, (e) 469,891 shares of common stock held by Ms. Laube, (f) 53,057 shares of common stock held by Mr. Evans, (g) 52,721 shares of common stock held by Mr. Somers, (h) 9,536 shares of common stock held by Mr. Adams, (i) 19,074 shares of common stock held by Mr. Johnson, (j) 291,353 shares of common stock held by TTP Fund II L.P. and (k) 95,370 shares of common stock held by TTV Ivy Holdings, LLC, (l) 19,074 shares of common stock held by Mr. Klinck, (m) 2,463,127 shares of common stock held by Polaris Venture Partners V, L.P. (“PVP V”), (n) 48,002 shares of common stock held by Polaris Venture Partners Entrepreneurs’ Fund V, L.P. (“PVP EF V”), (o) 16,868 shares of common stock held by Polaris Venture Partners Founders’ Fund V, L.P. (“PVP FF V”), (p) 24,629 shares of common stock held by Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVP SFF V”), (q) 569,191 shares of common stock issuable upon the exercise of options held by all current executive officers and directors as a group and (r) 50,904 shares of common stock issuable upon the vesting of RSUs held by all current executive officers and directors as a group.

Equity Compensation Plan Information
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2018:

Name	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(#)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)(#)
Plan Category
Equity compensation plans approved by security holders(1)	2,155,206	(2)	20.55	(2)	2,174,039
Equity compensation plans not approved by security holders	—		—		—
Total	2,155,206		20.55		2,174,039

(1)	Includes 2008 Stock Plan, 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan.

(2)
Includes 1,774,186 stock options outstanding as of December 31, 2018, at a weighted-average exercise price of $20.55 per share, and 381,020 shares of common stock issuable upon the vesting of outstanding restricted stock units.

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

Series G Preferred Stock and Warrant Financing
In May 2017, we sold an aggregate of 346,334 shares of our Series G redeemable convertible preferred stock at a price of $34.4758 per share for aggregate gross proceeds of approximately $11.9 million. In connection with the issuance of our Series G redeemable convertible preferred stock, (1) the principal and accrued interest under the Existing Stockholder Notes converted into an aggregate of 1,295,746 shares of our Series G’ redeemable convertible preferred stock, (2) the principal and accrued interest under the Aimia EMEA Notes converted into an aggregate of 801,329 shares of our common stock and (3) we issued warrants to purchase an aggregate number of shares of our common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days prior to the date on which such warrants become exercisable and the denominator of which is such volume weighted average closing price, which warrants became exercisable on August 8, 2018. The following table summarizes the participation in the foregoing transactions by our directors, executive officers and holders of more than 5% of any class of our capital stock as of the date of such transactions:

Related Party	Shares of Series G Preferred Stock	Shares of Series G’ Preferred Stock	Shares of Common Stock	Warrants to Purchase Common Stock
Entities affiliated with Aimia, Inc.(1)	—	382,227	801,329	—
Entities affiliated with Polaris Venture Partners(2)	29,004	212,469	—	(5)
Canaan VIII L.P.(3)	53,660	260,097	—	(5)
Scott D. Grimes	—	25,969	—	—
Lynne M. Laube	—	13,983	—	—
Entities affiliated with Mark A. Johnson(4)	34,806	15,045	—	(5)
John Klinck	5,801	—	—	(5)
David Adams	2,900	—	—	(5)

(1)
Consists of 159,207 shares of Series G’ redeemable convertible preferred stock issued to Aeroplan Holdings Europe Sàrl, 223,020 shares of Series G’ redeemable convertible preferred stock issued to Aimia EMEA Limited and 801,329 shares of common stock issued to Aimia EMEA Limited. Shares issued to Aimia EMEA Limited were transferred to Aimia Holdings UK Limited in January 2018.

(2)
Consists of 27,988 shares of Series G redeemable convertible preferred stock purchased by PVP V, 205,020 shares of Series G’ redeemable convertible preferred stock issued to PVP V, 545 shares of Series G redeemable convertible preferred stock purchased by PVP EF V, 3,995 shares of Series G’ redeemable convertible preferred stock issued to PVP EF V, 191 shares of Series G redeemable convertible preferred stock purchased by PVP FF V, 1,404 shares of Series G’ redeemable convertible preferred stock issued to PVP FF V, 280 shares of Series G redeemable convertible preferred stock purchased by PVP SFF V and 2,050 shares of Series G’ redeemable convertible preferred stock issued to PVP SFF V. PVM V is the general partner of the Polaris Funds. Bryce Youngren, a member of our board of directors, has a membership interest in PVM V.

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

(5)
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

Termination of Joint Venture and Transfer of Joint UK Operations with Aimia Inc. and Affiliated Entities
In June 2016, we entered into a termination and transition services agreement with Aimia, Inc., Aimia Holdings UK Limited and Aimia EMEA. Pursuant to the termination and transition services agreement, control of our joint operations with the entities affiliated with Aimia Inc. in the U.K. were transitioned to us, such that we are now solely operating our business in the U.K. In consideration for entering into the termination and transition services agreement, we issued convertible promissory notes in an aggregate principal amount of approximately $23.7 million.
In June 2016, we issued to Aimia EMEA unsecured convertible promissory notes ("Aimia EMEA Notes") in an aggregate principal amount of $18.0 million, which accrued interest at a rate of 10% per year, compounded annually. In September 2016, in consideration for our outstanding obligations to Aimia Inc. at the time we terminated our U.K. cooperation agreement, we issued to Aimia EMEA an unsecured convertible promissory note ("Outstanding Obligation Note") in an aggregate principal amount of $5.7 million, at an interest rate of 10% per year, compounded annually. Both the Aimia EMEA Notes and the Outstanding Obligation Note (collectively the "Aimia Notes"), were due and payable on the earliest to occur of: (a) a date after June 30, 2019, as specified by the holder, (b) our liquidation, dissolution or wind up, including a sale of all or substantially all of our assets or a majority of our voting power or (c) an event of default. The Aimia Notes were subordinate to our existing credit facilities with National Electrical Benefit Fund, Ally Bank and Pacific Western Bank.
The Aimia Notes were convertible into shares of our capital stock, depending on certain triggering events. The Aimia Notes converted into shares of our Series G’ redeemable convertible preferred stock and common stock in the Series G preferred stock and warrant financing described above.
Investors’ Rights Agreements
In connection with our preferred stock financings, we entered into investors’ rights agreement containing registration rights and information rights, among other things, with certain holders of our redeemable convertible preferred stock and certain holders of our common stock, including entities affiliated with Polaris Venture Partners, Canaan VIII L.P., entities affiliated with Aimia Inc., Scott D. Grimes, Lynne M. Laube and TTP Fund II, L.P., an entity affiliated with Mark A. Johnson.
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
In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm Fees and Services
The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Deloitte & Touche LLP, for the years ended December 31, 2017, and 2018 (in thousands):

	Year Ended December 31,
	2017	2018
Audit fees(1)	$2,922	$1,017
Audit-related fees	125	190
Tax fees(2)	225	158
All other fees(3)	—	144
Total fees	$3,272	$1,509

(1)
Audit fees consist of the fees for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit Fees for 2017 and 2018 include fees of $1,625,612 and $22,000, respectively, related to our IPO, consents, comfort letter and reviews of other documents filed with the SEC.

(2)	Tax fees consist of the fees for professional services rendered in connection with tax compliance, advice, and planning services.

(3)	All other fees consist of fees for permissible accounting advisory services rendered in connection with our adoption of ASC 606.

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
All of the services of Deloitte & Touche LLP for 2017 and 2018 described above were in accordance with the audit committee pre-approval policy.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)
Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.

(b)	Exhibits:

		Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-222531	4.1	1/29/2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 4, 2017	S-1	333-222531	4.2	1/12/2018
10.1	Office Lease Agreement, dated as of August 5, 2013, by and between the Registrant and Jamestown Ponce City Market, L.P., as amended to date	S-1	333-222531	10.12	1/12/2018
10.2†	2008 Stock Plan and Forms of Option Agreement, Notice of Stock Option Grant, Exercise Notice, Restricted Stock Unit Notice and Restricted Stock Unit Agreement thereunder, as amended to date	S-1/A	333-222531	10.1	1/29/2018
10.3†	2018 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	S-1/A	333-222531	10.2	1/29/2018
10.4†	2018 Employee Stock Purchase Plan	S-1/A	333-222531	10.3	1/29/2018
10.5†	Non-Employee Director Compensation Plan	S-1/A	333-222531	10.4	1/29/2018
10.6†	2017 Bonus Plan of the Registrant	S-1	333-222531	10.6	1/12/2018
10.7†	2018 Bonus Plan of the Registrant	S-1/A	333-222531	10.7	1/29/2018
10.8†	Form of restricted securities unit award of the Registrant	S-1	333-222531	10.8	1/12/2018
10.9†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-222531	10.9	1/12/2018
10.10†	Offer Letter Agreement, dated as of June 11, 2014, by and between the Registrant and David T. Evans	S-1	333-222531	10.10	1/12/2018
10.11†	Form of Amended and Restated Separation Pay Agreement by and between the Registrant and each of Scott D. Grimes, Lynne M. Laube, David T. Evans and Kirk L. Somers	S-1/A	333-222531	10.11	1/29/2018
10.12	Credit Agreement, dated as of July 21, 2016, by and among the Registrant, Columbia Partners, L.L.C. Investment Management and National Electrical Benefit Fund, as amended to date	S-1	333-222531	10.13	1/12/2018
10.13	Loan and Security Agreement, dated September 14, 2016, by and among the Registrant, Ally Bank and Pacific Western Bank	S-1	333-222531	10.14	1/12/2018

10.14#	General Services Agreement, dated as of November 5, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.15	1/12/2018
10.15#	Software License, Customization and Maintenance Agreement, dated as of November 4, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.16	1/12/2018
10.16#	Master Agreement and Schedule #1 to the Master Agreement, dated May 3, 2018 and May 7, 2018, respectively, by and between the Company and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/14/2018
10.17	Loan and Security Agreement, dated as of May 21, 2018, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/14/2018
21.1	Subsidiaries of the Registrant	10-Q	001-38386	21.1	8/14/2018
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch	XBRL Taxonomy Schema Linkbase Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
* Filed herewith
** Furnished herewith
† Indicated management contract or compensatory plan
# Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardlytics, Inc.

Date: March 5, 2019	By:	/s/ Scott D. Grimes
Scott D. Grimes
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott D. Grimes	Chief Executive Officer and Director	March 5, 2019
Scott D. Grimes	(Principal Executive Officer)

/s/ David T. Evans	Chief Financial Officer	March 5, 2019
David T. Evans	(Principal Financial and Accounting Officer)

/s/ Lynne M. Laube	Chief Operating Officer and Director	March 5, 2019
Lynne M. Laube

/s/ David L. Adams	Director	March 5, 2019
David L. Adams

/s/ John V. Balen	Chairman of the Board of Directors	March 5, 2019
John V. Balen

/s/ Mark A. Johnson	Director	March 5, 2019
Mark A. Johnson

/s/ Bryce Youngren	Director	March 5, 2019
Bryce Youngren

/s/ Tony Weisman	Director	March 5, 2019
Tony Weisman

/s/ John Klinck	Director	March 5, 2019
John Klinck