Form 10-Q
period 2019-03-31
Cardlytics, Inc.
filed 2019-05-09
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CDLX	The Nasdaq Stock Market LLC
As of April 30, 2019, there were 22,569,519 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2018	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$39,623	$36,428
Restricted cash	20,247	20,260
Accounts receivable, net	58,125	53,245
Other receivables	2,417	2,328
Prepaid expenses and other assets	3,956	5,037
Total current assets	124,368	117,298
Long-term assets:
Property and equipment, net	10,230	11,351
Intangible assets, net	370	367
Capitalized software development costs, net	1,625	2,015
Deferred FI implementation costs, net	15,877	14,067
Other long-term assets, net	1,293	1,369
Total assets	$153,763	$146,467
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,099	$1,896
Accrued liabilities:
Accrued compensation	5,936	4,734
Accrued expenses	4,388	3,743
FI Share liability	27,656	23,369
Consumer Incentive liability	11,476	15,217
Deferred billings	346	574
Current portion of long-term debt	21	22
Total current liabilities	51,922	49,555
Long-term liabilities:
Deferred liabilities	3,173	3,044
Long-term debt, net of current portion	46,693	46,691
Total liabilities	101,788	99,290
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 22,466 and 22,570 shares issued and outstanding as of December 31, 2018 and March 31, 2019, respectively	7	7
Additional paid-in capital	371,463	373,351
Accumulated other comprehensive income	1,992	1,620
Accumulated deficit	(321,487)	(327,801)
Total stockholders’ equity	51,975	47,177
Total liabilities and stockholders’ equity	$153,763	$146,467

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2019
Revenue	$32,713	$35,988
Costs and expenses:
FI Share and other third-party costs	21,420	19,004
Delivery costs	1,943	3,246
Sales and marketing expense	8,216	9,337
Research and development expense	3,459	2,941
General and administration expense	6,582	7,000
Depreciation and amortization expense	910	961
Total costs and expenses	42,530	42,489
Operating loss	(9,817)	(6,501)
Other (expense) income:
Interest expense, net	(1,749)	(304)
Change in fair value of warrant liabilities, net	(9,172)	—
Foreign currency gain	683	491
Total other (expense) income	(10,238)	187
Loss before income taxes	(20,055)	(6,314)
Income tax benefit	—	—
Net loss	(20,055)	(6,314)
Adjustments to the carrying value of preferred stock	(157)	—
Net loss attributable to common stockholders	$(20,212)	$(6,314)
Net loss per share attributable to common stockholders, basic and diluted	$(1.54)	$(0.28)
Weighted-average common shares outstanding, basic and diluted	13,093	22,503

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2019
Net loss	$(20,055)	$(6,314)
Other comprehensive loss:
Foreign currency translation adjustments	(508)	(372)
Total comprehensive loss	$(20,563)	$(6,686)

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(Amounts in thousands)

Three Months Ended March 31, 2019:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2018	22,466	$7	$371,463	$1,992	$(321,487)	$51,975
Exercise of common stock options	31	—	173	—	—	173
Stock-based compensation	—	—	1,715	—	—	1,715
Settlement of restricted stock	73	—	—	—	—	—
Other comprehensive loss	—	—	—	(372)	—	(372)
Net loss	—	—	—	—	(6,314)	(6,314)
Balance – March 31, 2019	22,570	$7	$373,351	$1,620	$(327,801)	$47,177

Three Months Ended March 31, 2018:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2017	3,439	$—	$58,693	$1,066	$(268,445)	$(208,686)
Exercise of common stock options	26	—	108	—	—	108
Exercise of common stock warrants	297	—	—	—	—	—
Stock-based compensation	—	—	2,906	—	—	2,906
Issuance of common stock in connection with our IPO	5,821	1	66,100	—	—	66,101
Vesting of performance-based common stock warrants	—	—	2,519	—	—	2,519
Conversion of preferred stock to common stock	10,643	6	196,588	—	—	196,594
Conversion of preferred stock warrants to common stock warrants	—	—	1,736	—	—	1,736
Accretion of redeemable convertible preferred stock to redemption value	—	—	(157)	—	—	(157)
Other comprehensive loss	—	—	—	(508)	—	(508)
Net loss	—	—	—	—	(20,055)	(20,055)
Balance – March 31, 2018	20,226	$7	$328,493	$558	$(288,500)	$40,558

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2018	2019
Operating activities
Net loss	$(20,055)	$(6,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	910	961
Amortization of financing costs charged to interest expense	140	27
Accretion of debt discount and non-cash interest expense	1,500	—
Stock-based compensation expense	2,900	1,708
Change in fair value of warrant liabilities, net	9,172	—
Other non-cash expense (income), net	1,809	(235)
Amortization of deferred FI implementation costs	412	653
Change in operating assets and liabilities:
Accounts receivable	8,623	4,740
Prepaid expenses and other assets	(1,520)	(1,173)
Deferred FI implementation costs	(250)	—
Recovery of deferred FI implementation costs	1,344	1,157
Accounts payable	(408)	(691)
Other accrued expenses	(1,836)	(1,770)
FI Share liability	(2,538)	(4,287)
Customer Incentive liability	(293)	3,741
Net cash used in operating activities	(90)	(1,483)
Investing activities
Acquisition of property and equipment	(418)	(1,492)
Acquisition of patents	(2)	—
Capitalized software development costs	(374)	(489)
Net cash used in investing activities	(794)	(1,981)
Financing activities
Principal payments of debt	(26)	(5)
Proceeds from issuance of common stock	70,490	173
Equity issuance costs	(1,232)	—
Debt issuance costs	—	(6)
Net cash from financing activities	69,232	162
Effect of exchange rates on cash, cash equivalents and restricted cash	175	120
Net increase (decrease) in cash, cash equivalents and restricted cash	68,523	(3,182)
Cash, cash equivalents, and restricted cash — Beginning of period	21,262	59,870
Cash, cash equivalents, and restricted cash — End of period	$89,785	$56,688
Supplemental schedule of non-cash investing and financing activities:
Amounts accrued for property and equipment	$1,155	$1,146
Amounts accrued for capitalized software development costs	$141	$—

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
We also operate in the United Kingdom through Cardlytics UK Limited, a wholly-owned and operated subsidiary registered as a private limited company in England and Wales.
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2018.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, income taxes, stock-based compensation, derivative instruments, income tax valuation allowance and contingencies. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
On January 1, 2019, we early adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method, as permitted under ASU 2014-09. The adoption of ASU 2014-09 did not result in a material change in the timing or amount of revenue recognized, nor did it result in the capitalization of incremental contract costs. Accordingly, there was no cumulative effect adjustment recorded in the condensed consolidated financial statements upon adoption.
On January 1, 2019, we adopted ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The adoption of this guidance had no impact on our condensed consolidated financial statements.
Except for the adoption of ASU 2014-09 and ASU 2016-01, there have been no changes to the Company’s accounting policies and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2018, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

Revenue
We have generated revenue through the sale of two categories of solutions that leverage our intelligence platform: (1) our proprietary native banking channel Cardlytics Direct and (2) our Other Platform Solutions. We have generated substantially all of our revenue from sales of Cardlytics Direct since inception.
Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. We have shifted the majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future.
Cardlytics Direct
Cardlytics Direct is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited online and mobile banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful predictive analytics, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers. We generally pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to FIs’ customers and certain third-party data costs.
Cardlytics Direct is priced predominantly in two ways: (1) Cost per Served Sale (“CPS”), and (2) Cost per Redemption (“CPR”).

•
CPS. Our primary pricing model is CPS, which we created to meet the media buying preferences of marketers. We generate revenue by charging a percentage, which we refer to as the CPS Rate, of all purchases from the marketer by consumers (1) who are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS Rates for marketers based on our expectation of the marketer’s return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of billings. However, if the amount of Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. This has occurred infrequently and has been immaterial in amount for each of the periods presented. In some instances, we may also charge the marketer the Consumer Incentive, in which case the marketer determines the level of Consumer Incentive for the campaign.

•
CPR. Under our CPR pricing model, marketers specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee, which we refer to as the CPR Fee, for each purchase that we generate. We generate revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR Fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign. The CPR Fee is either a percentage of qualifying purchases or a flat amount. In some instances, we may solely charge the marketer the CPR Fee, in which case we determine the level of Consumer Incentive for the campaign.

The following table summarizes revenue by pricing model (in thousands):

	Three Months Ended March 31,
	2018	2019
Cost per Served Sale	$18,445	$21,009
Cost per Redemption	11,755	13,964
Other	2,513	1,015
Revenue	$32,713	$35,988

Revenue Recognition
We determine revenue recognition through the following steps:

•	identification of a contract with a customer,

•	identification of the performance obligation(s) in the contract,

•	determination of the transaction price,

•	allocation of the transaction price to the performance obligation(s) in the contract, and

•	recognition of revenue when or as the performance obligation(s) are satisfied.
We sell our solutions by entering into agreements directly with marketers or their marketing agencies, generally through the execution of insertion orders. The agreements state the terms of the arrangement, the negotiated fee, payment terms and the fixed period of time of the campaign. We consider a contract to exist when a campaign, which typically lasts 45 days, is published to an FI partner under the terms of an insertion order.
With respect to our Cardlytics Direct service, our performance obligation is to offer incentives to FIs' customers to make purchases from the marketer within a specified period. This performance obligation is a series that represents a stand ready obligation to provide a targeted campaign for the marketer to FI customers. We recognize revenue for Cardlytics Direct fees, which represents variable consideration, at a point in time when FIs' customers make qualifying purchases during the marketing campaign term.
Subsequent to a qualifying purchase, the associated fees are generally not subject to refund or adjustment unless the fees from the marketing campaign exceed a contractual maximum (marketer budget). We have not constrained our revenue because adjustments have historically been immaterial and given the short duration of our marketing campaigns, any adjustments are recognized during the period of the marketing campaign. We recognize revenue for Cardlytics Direct fees over time using the right to invoice practical expedient because the amount billed is equal to the value delivered to marketers through qualified purchases by FI customers during that period.
Consumer Incentives
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
We invoice marketers monthly based on the qualifying purchases of FIs' customers as reported by our FI partners during the month. Invoice payment terms, negotiated on a marketer-by-marketer basis, are typically between 30 to 60 days. However, for certain marketing agencies with sequential liability terms, payments are not due to us until such marketing agency has received payment from its marketer client. Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis. Consumer Incentives totaled $16.0 million and $22.6 million during the three months ended March 31, 2018 and 2019, respectively.
FI Share and Other Third-Party Costs
We report our revenue on our consolidated statements of operations gross of FI Share. FI Share costs are included in FI Share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not our FI partners act as the principal in our arrangements with marketers. We are responsible for the fulfillment and acceptability of the services purchased by marketers. We also have latitude in establishing the price of our services, have discretion in supplier selection and earn variable amounts. FI partners only supply consumer purchase data and digital marketing space and generally have no involvement in the marketing campaigns or contractual relationship with marketers.
Contract Costs
Given the short-term nature of our marketing campaigns, all contract costs are expensed as incurred since the expected period of benefit is less than one year. Costs to fulfill a contract include immaterial costs to set up a campaign that we expense as incurred due to the short term nature of our marketing campaigns.

Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held with three financial institutions, which we believe are of high credit quality. We believe that our accounts receivable credit risk exposure is limited as a result of being diversified among a large number of marketers segregated by both geography and industry. Historically, we have not experienced significant write-downs of our accounts receivable. One marketer represented 12% of our accounts receivable as of March 31, 2018. During the three months ended March 31, 2019, a different marketer accounted for 11% of our revenue. No other marketer accounted for over 10% of revenue or accounts receivable during the periods presented.
Our business is substantially dependent on a limited number of FI partners. We require participation from our FI partners in Cardlytics Direct and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. Our agreements with a substantial majority of our FI partners have terms of three to seven years but are generally terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers.
During three months ended March 31, 2018 and 2019, Bank of America, National Association ("Bank of America") accounted for 69% and 45% of the total FI Share we paid to all FIs, respectively. JPMorgan Chase Bank, National Association (“Chase”) accounted for 0% and 27% of the total FI Share we paid to all FIs during the three months ended March 31, 2018 and 2019, respectively. No other FI partners accounted for over 10% of FI Share during the three months ended March 31, 2018 and 2019.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash held in checking accounts, upon which we earn up to a 1.05% annual rate of interest as of March 31, 2019. Restricted cash primarily represents deposits held in an account controlled by our lender as additional security for our payment obligations under our 2018 Term Loan, upon which we earn a 1.35% annual rate of interest as of March 31, 2019. Refer to Note 3—Debt, for additional information regarding our 2018 Term Loan.
Cash, cash equivalents and restricted cash as presented on our condensed consolidated statements of cash flows consists of the following (in thousands):

	December 31,		March 31,
	2017	2018	2018	2019
Cash and cash equivalents	$21,262	$39,623	$89,785	$36,428
Restricted cash	—	20,247	—	20,260
Cash, cash equivalents and restricted cash	$21,262	$59,870	$89,785	$56,688

Recently Issued Accounting Pronouncements
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

3.     DEBT
Our debt consists of the following (in thousands):

	December 31, 2018	March 31, 2019
Lines of credit	$26,677	$26,677
Term loans(1)	19,980	19,983
Capital leases	57	53
Total debt	46,714	46,713
Less current portion of long-term debt	(21)	(22)
Long-term debt, net of current portion	$46,693	$46,691

(1)	Net of unamortized discount and debt issuance costs of $20 and $17 as of December 31, 2018 and March 31, 2019, respectively.
Interest payments during the three months ended March 31, 2018 and 2019 totaled $0.2 million and $0.5 million, respectively.
New Loan Facility
On May 21, 2018, we entered into a new loan facility with Pacific Western Bank (the "New Loan Facility") consisting of a $30.0 million asset-based revolving line of credit ("2018 Line of Credit") and a $20.0 million term loan ("2018 Term Loan") maturing on May 21, 2020. We used the entire $20.0 million in proceeds from the 2018 Term Loan and an advance of $27.4 million under the 2018 Line of Credit to repay all outstanding obligations under our 2016 Line of Credit and 2016 Term Loan. Upon repayment, both the 2016 Line of Credit and the 2016 Term Loan were terminated. We deferred $0.1 million of debt issuance costs associated with obtaining the New Loan Facility and deferred $0.1 million of unamortized debt issuance costs attributed to our 2016 Line of Credit and 2016 Term Loan.
Under the terms of the New Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $30.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. As of March 31, 2019, the indicative rate for advances on the 2018 Line of Credit was the prime rate minus 0.50%, or 5.00%. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $30.0 million revolving commitment. Interest accrues on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.75% as of March 31, 2019.
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
In March 2019, we amended the New Loan Facility to replace moving trailing 12-month revenue covenants with moving trailing 12-month billing covenants, which range from $210.0 million to $255.0 million. The moving 12-month billings covenant was $210.0 million for March 2019.
As of March 31, 2019, we had $3.3 million of unused available borrowings under our 2018 Line of Credit. We were in compliance with all financial covenants as of March 31, 2019.

Future Payments
Aggregate future payments of principal and interest due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt	Capital leases	Total debt
2019 (remainder of year)	$—	$16	$16
2020	46,677	24	46,701
2021	—	13	13
Total principal payments	46,677	53	46,730
Less unamortized debt issuance costs	(17)	—	(17)
Total debt	$46,660	$53	$46,713

4.     STOCK-BASED COMPENSATION
Our board of directors has adopted and our stockholders have approved our 2018 Equity Incentive Plan ("2018 Plan"). Our 2018 Plan became effective on February 8, 2018, the date our registration statement in connection with our initial public offering ("IPO") was declared effective. We do not expect to grant any additional awards under our 2008 Stock Plan ("2008 Plan"). Any awards granted under the 2008 Plan will remain subject to the terms of our 2008 Plan and applicable award agreements.
Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2018 Plan is the sum of (i) 1,875,000 shares plus (ii) 61,247 shares reserved, and remaining available for issuance, under our 2008 Plan at the time our 2018 Plan became effective and (iii) the number of shares subject to stock options or other stock awards granted under our 2008 Plan that would have otherwise returned to our 2008 Plan (such as upon the expiration or termination of a stock award prior to vesting). The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Accordingly, in January 2019, the number of shares of our common stock reserved for issuance under our 2018 Plan automatically increased by 1,123,312 shares, representing 5% of the total number of shares of our capital stock outstanding on December 31, 2018.
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2019
Delivery costs	$85	$164
Sales and marketing expense	943	707
Research and development expense	470	203
General and administration expense	1,402	634
Total stock-based compensation expense	$2,900	$1,708

During the three months ended March 31, 2018 and 2019, we capitalized less than $0.1 million of stock-based compensation expense for software development.

Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. A summary of common stock option activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price
Options outstanding — December 31, 2018	1,774	$20.55
Granted	39	20.64
Exercised	(31)	5.54
Forfeited	(7)	24.28
Canceled	(45)	21.59
Options outstanding — March 31, 2019	1,730	$20.78

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2018 and 2019 was $10.00 and $0.47, respectively. The total fair value of options vested during the three months ended March 31, 2018 and 2019 was approximately $1.2 million and $1.2 million, respectively. As of March 31, 2019, unamortized stock-based compensation expense related to unvested common stock options was $5.4 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.8 years.
Restricted Stock Units
A summary of restricted stock unit ("RSU") activity, inclusive of performance-based RSUs is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Grant Date Fair Value
Unvested — December 31, 2018	381	$18.11
Granted	101	17.68
Vested	(73)	18.41
Forfeited	(66)	20.19
Unvested — March 31, 2019	343	$17.52

During the first quarter of 2019, we granted 100,570 RSUs to employees, which have annual vesting periods ranging from two to four years. As of March 31, 2019, there was approximately $4.4 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.76 years.
Subsequent to March 31, 2019, we granted 316,291 RSUs to employees and our non-employee directors, which have annual vesting periods ranging from one to four years. The unamortized stock-based compensation expense related to these RSUs is $5.3 million.
Performance-based RSUs
In February 2018, we granted 875,000 performance-based restricted stock units ("2018 PSUs"). We recognized $0.7 million in stock-based compensation expense during the three months ended March 31, 2018. The performance targets were achieved during the fourth quarter of 2018, resulting in the issuance of 850,000 shares of our common stock to fully settle the 2018 PSUs. During 2018, 25,000 of the 2018 PSUs were forfeited prior to the performance targets being reached.
In April 2019, we granted 1,252,500 performance-based restricted stock units (“2019 PSUs”). The 2019 PSUs are composed of four equal tranches, each of which have an independent performance-based vesting condition. The vesting criteria for the four tranches are as follows:

•	a minimum growth rate in adjusted contribution over a trailing 12-month period,

•	a minimum number of advertisers that are billed above a specified amount over a trailing 12-month period,

•	a minimum cumulative adjusted EBITDA target over a trailing 12-month period, and

•	a minimum trailing 30-day average closing price of our common stock.

The vesting conditions of each of the four tranches must be achieved within four years of the grant date. Upon a vesting event, 50% of the related tranche vests immediately, 25% of the related tranche vests six months after achievement date and 25% of the related tranche vests 12 months after the achievement date. The unamortized stock-based compensation expense related to the 2019 PSUs is $18.1 million. Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Employee Stock Purchase Plan
Our 2018 Employee Stock Purchase Plan ("2018 ESPP") enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. As of March 31, 2019, 177,238 shares of common stock had been purchased by employees under the 2018 ESPP.
Initially, the aggregate number of shares of our common stock that may be issued pursuant to our 2018 ESPP was 375,000 shares. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, on January 1, 2019, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 224,662 shares, representing 1% of the total number of shares of our common stock outstanding on December 31, 2018.
5.     RELATED PARTIES
Agreements with Fidelity Information Services, LLC
We are party to a reseller agreement with Fidelity Information Services LLC (“FIS”). Pursuant to the reseller agreement, FIS markets and sells our services to financial institutions that are current or potential customers of FIS in exchange for a revenue share percentage.
In 2013, FIS purchased shares of our redeemable convertible preferred stock and we also granted performance-based warrants to purchase preferred stock with accelerated vesting upon an IPO. Since FIS did not participate in a subsequent financing, their warrants to purchase preferred stock were converted to warrants to purchase common stock. The warrants vested upon the completion of our IPO in February 2018, resulting in a non-cash expense of $2.5 million based on the vesting-date fair value of our common stock underlying these warrants. Since the performance-based vesting conditions of the warrants were directly related to revenue-producing activities, we recognized this expense in FI Share and other third-party costs on our condensed consolidated statement of operations. This expense is presented in other non-cash expenses on our condensed consolidated statement of statement of cash flows.
6.     COMMITMENTS AND CONTINGENCIES
FI Implementation Costs
Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to FI partners are included in deferred FI implementation costs on our condensed consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in FI Share and other third-party costs on our condensed consolidated statements of operations and is presented in amortization of deferred FI implementation costs on our condensed consolidated statement of cash flows. Certain of these agreements provide for future reductions in FI Share due to the FI partner. These reductions in FI Share are recorded as a reduction to deferred implementation costs and also result in a cumulative adjustment to accumulated amortization. During 2018, development payments to a certain FI partner totaled $9.3 million which is expected to be partially offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $1.2 million of which has been recovered through March 31, 2019.

The following table presents changes in deferred FI implementation costs (in thousands):

	Three Months Ended March 31,
	2018	2019
Beginning balance	$13,625	$15,877
Deferred costs	250	—
Recoveries through FI Share	(1,344)	(1,157)
Amortization	(412)	(653)
Ending balance	$12,119	$14,067

We have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of March 31, 2019. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
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
7.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2018 and 2019 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	March 31,
	2018	2019
Common stock options	2,379	1,730
Common stock warrants	927	868
Common stock warrants issuable pursuant to Series G Stock financing	1,286	—
Restricted stock units	1,208	343
Common stock issuable pursuant to the ESPP	36	75

8.     SEGMENTS
As of March 31, 2019, we have two operating segments: Cardlytics Direct in the U.S. and U.K., as determined by the information that both our Chief Executive Officer and our President and Chief Operating Officer, who we consider our chief operating decision makers, use to make strategic goals and operating decisions. Our Cardlytics Direct operating segments in the U.S. and U.K. represent our proprietary native bank advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution.

Prior to 2019, we offered Other Platform Solutions, which was deemed to be a separate operating segment. Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. We have shifted our efforts and resources to support the growth of Cardlytics Direct. As a result, we do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future.
Revenue and FI Share and other third-party costs can be directly attributable to each segment. Our chief operating decision makers allocate resources to, and evaluate the performance of, our operating segments based on revenue and adjusted contribution. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies.
The following table provides information regarding our reportable segments (in thousands):

	Three Months Ended March 31,
	2018	2019
Cardlytics Direct:
Adjusted contribution	$14,222	$17,637
Plus: Adjusted FI Share and other third-party costs(1)	17,899	18,351
Revenue	$32,121	$35,988
Other Platform Solutions:
Adjusted contribution	$2	$—
Plus: Adjusted FI Share and other third-party costs(1)	590	—
Revenue	$592	$—
Total:
Adjusted contribution	$14,224	$17,637
Plus: Adjusted FI Share and other third-party costs(1)	18,489	18,351
Revenue	$32,713	$35,988

(1)
Adjusted FI Share and other third-party costs presented above represents GAAP FI Share and other third-party data costs less a non-cash equity expense included in FI Share and amortization of deferred FI implementation costs, which are detailed below in our reconciliation of GAAP loss before income taxes to non-GAAP adjusted contribution.

Adjusted Contribution
Adjusted contribution represents our revenue less FI Share and other third-party costs excluding a non-cash equity expense included in FI Share and amortization of deferred FI implementation costs.
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended March 31,
	2018	2019
Adjusted contribution	$14,224	$17,637
Minus:
Non-cash equity expense included in FI Share(1)	2,519	—
Amortization of deferred FI implementation costs(1)	412	653
Delivery costs	1,943	3,246
Sales and marketing expense	8,216	9,337
Research and development expense	3,459	2,941
General and administration expense	6,582	7,000
Depreciation and amortization expense	910	961
Total other expense (income)	10,238	(187)
Loss before income taxes	$(20,055)	$(6,314)

(1)
Non-cash equity expense included in FI Share and amortization of deferred FI implementation costs are excluded from adjusted FI Share and other third party costs, which is shown above in our reconciliation of GAAP revenue to non-GAAP adjusted contribution.

The following table provides geographical information (in thousands):

	Three Months Ended March 31,
	2018	2019
Revenue:
United States	$28,987	$31,348
United Kingdom	3,726	4,640
Total	$32,713	$35,988

	December 31, 2018	March 31, 2019
Property and equipment:
United States	$9,794	$10,907
United Kingdom	436	444
Total	$10,230	$11,351

Capital expenditures within the United Kingdom were less than $0.1 million during both the three months ended March 31, 2018 and 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the SEC on March 5, 2019.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses and tax position; continued enhancements of our platform and new product offerings; our future financial and business performance; anticipated launch of the Cardlytics Direct program by Wells Fargo; the anticipated decline in ARPU as Chase and Wells Fargo launch the Cardlytics Direct program due to the anticipated growth of average FI MAUs exceeding the corresponding growth in revenue; anticipated reductions to FI Share payments; and anticipated FI Share commitment shortfalls. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Cardlytics Direct is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited digital banking channels. Working with a marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). We report our revenue on our condensed consolidated statements of operations net of Consumer Incentives since we do not provide the goods or services that are purchased by our FIs’ customers from the marketers to which the Consumer Incentives relate.
We generally pay our FI partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs ("FI Share"). We report our revenue gross of FI Share. FI Share costs are included in FI Share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not our FI partners act as the principal in our arrangements with marketers.
We run campaigns offering compelling Consumer Incentives to drive an expected rate of return on advertising spend for marketers. At times, we may collaborate with an FI partner to enhance the level of Consumer Incentives to their respective FI customers funded by their FI Share. We believe that these investments by our FI partners positively impact our platform by making FI customers more highly engaged with our platform. However, these investments negatively impact our GAAP revenue, which is reported net of Consumer Incentives.
Billings represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and FI Share. We believe this new non-GAAP measure, alongside our GAAP revenue and adjusted contribution, provides useful information to investors for period-to-period comparisons of our core business and in understanding and evaluating our results of operations in the same manner as our management and board of directors. Billings and adjusted contribution are non-GAAP measures further defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.

Revenue (reported net of Consumer Incentives and gross of FI Share) was $32.1 million and $36.0 million for the three months ended March 31, 2018 and 2019, respectively, representing a growth rate of 10%. Billings (reported gross of both Consumer Incentives and FI Share) was $48.8 million and $58.6 million for the three months ended March 31, 2018 and 2019, respectively, representing a growth rate of 20%. Adjusted contribution (reported net of both Consumer Incentives and FI Share) was $14.2 million and $17.6 million for the three months ended March 31, 2018 and 2019, respectively, representing a growth rate of 24%.
The following table summarizes our results during the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2018	2019	$	%
Billings	$48,762	$58,550	$9,788	20%
Consumer Incentives	16,049	22,562	6,513	41
Revenue	32,713	35,988	3,275	10
Adjusted FI Share and other third-party costs(1)	18,489	18,351	(138)	(1)
Adjusted contribution	$14,224	$17,637	$3,413	24%

(1)
Adjusted FI Share and other third-party costs presented above excludes a non-cash equity expense included in FI Share and amortization of deferred FI implementation costs, which are detailed below in our reconciliation of GAAP revenue to adjusted contribution.

During the three months ended March 31, 2018 and 2019, our net loss was $20.1 million and $6.3 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. During the three months ended March 31, 2018, our net loss included $2.9 million of stock-based compensation expense, a $9.2 million non-cash expense related to the change in fair value of our warrant liabilities and a $2.5 million non-cash expense related to the vesting of warrants issued to an FI partner that accelerated in February 2018 upon our initial public offering ("IPO"). During the three months ended March 31, 2019, our net loss included $1.7 million of stock-based compensation expense.
FI Partners
We are a partner to FIs, including Bank of America, National Association ("Bank of America"); JPMorgan Chase Bank, National Association (“Chase”); PNC Bank National Association ("PNC"); Branch Banking and Trust Company, ("BB&T"); SunTrust Banks, Inc., ("SunTrust"); Lloyds Bank plc ("Lloyds"); Santander UK plc, ("Santander"); and several of the largest bank processors and digital banking providers, such as Digital Insight Corporation, a subsidiary of NCR Corporation ("NCR"), which enable us to reach customers of small and mid-sized FIs. Additionally, in the third quarter of 2018, we entered into an agreement with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Wells Fargo customers. We expect Wells Fargo to launch the Cardlytics Direct program in 2019.
For the three months ended March 31, 2018 and 2019, our total average monthly active users ("FI MAUs") were approximately 58.7 million and 108.5 million and our average Cardlytics Direct revenue per user was $0.55 and $0.33, respectively. FI MAU and average revenue per user ("ARPU") are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below. The increase in FI MAUs is largely due to Chase launching our Cardlytics Direct program for its mobile banking channel in November 2018 and for its email channel in January 2019. Chase completed the launch of our Cardlytics Direct program for its online banking channel in May 2019.
We believe that the number of FI MAUs contributed by any FI partner is indicative of our level of dependence on such FI partner since the size of marketing budgets that can be consumed by Cardlytics Direct is a function of the number of active users on our FI partners’ digital banking platforms targeted by our campaigns. During the three months ended March 31, 2018 and 2019, Bank of America contributed 51% and 29% of our average FI MAUs, respectively. Chase contributed 0% and 41% of our average FI MAUs during the three months ended March 31, 2018 and 2019, respectively. NCR contributed 11% and 8% of our average FI MAUs and PNC contributed 10% and 6% of our average FI MAUs during the three months ended March 31, 2018 and 2019, respectively. We anticipate that Chase and Bank of America will contribute a significant portion of our average FI MAUs for the foreseeable future.

FI Partner Commitments
Agreements with certain FI partners require us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Certain of these agreements provide for future reductions in FI Share due to the FI partner. During 2018, development payments to a certain FI partner totaled $9.3 million, which is expected to be partially offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $1.2 million of which has been recovered through March 31, 2019.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of March 31, 2019. The timing of the completion of the milestones is uncertain; however we do not currently believe the FI partner will complete the milestones in 2019. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended March 31,
	2018	2019
	(in thousands, except ARPU)
FI MAUs	58,684	108,468
ARPU	$0.55	$0.33
Billings	$48,762	$58,550
Adjusted contribution	$14,224	$17,637
Adjusted EBITDA	$(3,076)	$(3,179)
FI Monthly Active Users
We define FI MAUs as targetable customers or accounts of our FI partners that logged in and visited the online or mobile banking applications of, or opened an email containing our offers from, our FI partners during a monthly period. We then calculate a monthly average of these FI MAUs for the periods presented. We believe that FI MAUs is an indicator of our and our FI partners’ ability to drive engagement with Cardlytics Direct and is reflective of the marketing base that we offer to marketers through Cardlytics Direct.
Average Revenue per User
We define ARPU as the total Cardlytics Direct revenue generated in the applicable period calculated in accordance with generally accepted accounting principles in the United States ("GAAP"), divided by the average number of FI MAUs in the applicable period. We believe that ARPU is an indicator of the value of our relationships with our FI partners with respect to Cardlytics Direct.
We expect a decline in ARPU as Chase and Wells Fargo launch the Cardlytics Direct program due to the anticipated growth of FI MAUs exceeding the corresponding growth in Cardlytics Direct revenue.
Billings
Billings represents the gross amount billed to marketers for advertising campaigns in order to generate revenue. Billings is reported gross of both Consumer Incentives and FI Share. Our GAAP revenue is recognized net of Consumer Incentives and gross of FI Share.
We review billings for internal management purposes. We believe that billings provides useful information to investors for period-to-period comparisons of our core business and in understanding and evaluating our results of operations in the same manner as our management and board of directors. Nevertheless, our use of billings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Other companies, including companies in our industry that have similar business arrangements, may address the impact of Consumer Incentives differently. You should consider billings alongside our other GAAP financial results.

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2019
Revenue	$32,713	$35,988
Plus:
Consumer Incentives	16,049	22,562
Billings	$48,762	$58,550
Adjusted Contribution
Adjusted contribution represents our revenue, which is reported net of Consumer Incentives, less our adjusted FI Share and other third-party costs. Adjusted contribution is not a measure calculated in accordance with GAAP.
We review adjusted contribution for internal management purposes and believe that the elimination of our primary cost of revenue, adjusted FI Share and other third-party costs can provide a useful measure for period-to-period comparisons of our core business. We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Nevertheless, our use of adjusted contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Other companies, including companies in our industry that have similar business arrangements, may address the impact of adjusted FI Share and other third-party costs differently. You should consider adjusted contribution alongside our other GAAP financial results.
Refer to Note 8—Segments to our condensed consolidated financial statements for further details on our adjusted contribution by segment.
The following table presents a reconciliation of adjusted contribution to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2019
Revenue	$32,713	$35,988
Minus:
Adjusted FI Share and other third-party costs(1)	18,489	18,351
Adjusted contribution	$14,224	$17,637

(1)
Adjusted FI Share and other third-party costs is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. Non-cash equity expense included in FI Share and amortization of deferred FI implementation costs are non-cash costs excluded from adjusted FI Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution. The following table presents a reconciliation of adjusted FI Share and other third-party costs to FI Share and other third-party costs, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2019
FI Share and other third-party costs	$21,420	$19,004
Minus:
Non-cash equity expense included in FI Share	2,519	—
Amortization of deferred FI implementation costs	412	653
Adjusted FI Share and other third-party costs	$18,489	$18,351

Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency (gain) loss; amortization of deferred FI implementation costs; costs associated with financing events; loss on extinguishment of debt; change in fair value of warrant liabilities; and a non-cash equity expense recognized in FI Share. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include change in fair value of warrant liabilities, change in fair value of convertible promissory notes, foreign currency (gain) loss, amortization of FI implementation costs, depreciation and amortization expense, stock-based compensation expense and a non-cash equity expense included in FI Share. Notably, any impacts related to minimum FI Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (2) adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation and equity instruments issued to our FI partners; (3) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (4) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our net loss and other GAAP financial results.
The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2019
Net loss	$(20,055)	$(6,314)
Plus:
Interest expense, net	1,749	304
Depreciation and amortization expense	910	961
Stock-based compensation expense	2,900	1,708
Foreign currency gain	(683)	(491)
Amortization of deferred FI implementation costs	412	653
Change in fair value of warrant liabilities	9,172	—
Non-cash equity expense included in FI Share	2,519	—
Adjusted EBITDA	$(3,076)	$(3,179)

Results of Operations
The following table sets forth our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2019
	(in thousands)
Revenue	$32,713	$35,988
Costs and expenses:
FI Share and other third-party costs	21,420	19,004
Delivery costs(1)	1,943	3,246
Sales and marketing expense(1)	8,216	9,337
Research and development expense(1)	3,459	2,941
General and administrative expense(1)	6,582	7,000
Depreciation and amortization expense	910	961
Total costs and expenses	42,530	42,489
Operating loss	(9,817)	(6,501)
Other (expense) income:
Interest expense, net	(1,749)	(304)
Change in fair value of warrant liabilities, net	(9,172)	—
Foreign currency gain	683	491
Total other (expense) income	(10,238)	187
Loss before income taxes	(20,055)	(6,314)
Income tax benefit	—	—
Net loss	$(20,055)	$(6,314)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2019
	(in thousands)
Delivery costs	$85	$164
Sales and marketing expense	943	707
Research and development expense	470	203
General and administrative expense	1,402	634
Total stock-based compensation expense	$2,900	$1,708

Comparison of Three Months Ended March 31, 2018 and 2019
Revenue

	Three Months Ended March 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Revenue by solution:
Cardlytics Direct	$32,121	$35,988	$3,867	12%
Other Platform Solutions	592	—	(592)	(100)
Total revenue	$32,713	$35,988	$3,275	10%

The $3.9 million increase in Cardlytics Direct revenue during three months ended March 31, 2019 compared to the three months ended March 31, 2018 comprised a $3.3 million increase in sales to existing marketers and a $0.6 million increase in sales to new marketers.
Revenue from Other Platform Solutions decreased by $0.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to our strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct.
Costs and Expenses
FI Share and Other Third-Party Costs

	Three Months Ended March 31,		Change
	2018	2019	$	%
	(dollars in thousands)
FI Share and other third-party costs by solution:
Cardlytics Direct	$17,899	$18,351	$452	3%
Other Platform Solutions	590	—	(590)	(100)
Other components of FI Share and other third-party costs:
Non-cash equity expense included in FI Share	2,519	—	(2,519)	(100)
Amortization of deferred FI implementation costs	412	653	241	58
Total FI Share and other third-party costs	$21,420	$19,004	$(2,416)	(11)%
% of revenue	65%	53%
Cardlytics Direct FI Share and other third-party costs increased by $0.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased revenue from sales of Cardlytics Direct.
Other Platform Solutions FI Share and other third-party costs decreased during by $0.6 million the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to our strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct.
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
Delivery Costs

	Three Months Ended March 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Delivery costs	$1,943	$3,246	$1,303	67%
% of revenue	6%	9%
Delivery costs increased by $1.3 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a $1.0 million increase in personnel salary, benefits, payroll taxes, stock and incentive compensation costs associated with additional headcount to host Cardlytics Direct for certain new FI partners and a $0.3 million increase in hosting-related software licensing costs.

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Sales and marketing expense	$8,216	$9,337	$1,121	14%
% of revenue	25%	26%
Sales and marketing expense increased by $1.1 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a $1.4 million increase in personnel salary, benefits, payroll taxes and incentive compensation expense associated with additional headcount, partially offset by lower stock-based compensation.
Research and Development Expense

	Three Months Ended March 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Research and development expense	$3,459	$2,941	$(518)	(15)%
% of revenue	11%	8%
Research and development expense decreased by $0.5 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a $0.3 million increase in capitalized software development and a $0.2 million decrease in other personnel salary, benefits, payroll taxes, stock and incentive compensation expenses.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2018	2019	$	%
	(dollars in thousands)
General and administration expense	$6,582	$7,000	$418	6%
% of revenue	20%	19%
General and administrative expense increased by $0.4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a $0.4 million increase in professional fees, a $0.5 million increase in software licensing costs and a $0.3 million increase in bad debt expense, partially offset by a $0.8 million decrease in stock-based compensation expense.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Depreciation and amortization expense	$910	$961	$51	6%
% of revenue	3%	3%
Depreciation and amortization expense increased by $0.1 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to depreciation of additional assets to host Cardlytics Direct for certain new FI partners.

Interest Expense, Net

	Three Months Ended March 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Interest expense	$(1,889)	$(489)	$1,400	(74)%
Interest income	140	185	45	32%
Interest expense, net	$(1,749)	$(304)	$1,445	(83)%
% of revenue	(5)%	(1)%
Interest expense, net decreased $1.4 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to lower interest rates under our New Loan Facility.
Change in Fair Value of Warrant Liabilities

	Three Months Ended March 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Change in fair value of warrant liabilities	$(9,172)	$—	$9,172	n/a
% of revenue	(28)%	—%
Change in fair value of warrant liabilities reflects the mark-to-market adjustments for warrants to purchase our redeemable convertible preferred stock and common stock, which we account for as derivative liabilities due to the terms of the warrants and related agreements, based upon changes in the underlying value of our redeemable convertible preferred stock and common stock. Upon the consummation of our IPO, all of the outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically converted into warrants to purchase shares of common stock and were subsequently exercised in August 2018.
Foreign Currency Gain

	Three Months Ended March 31,		Change
	2018	2019	$	%
	(dollars in thousands)
Foreign currency gain	$683	$491	$(192)	(28)%
% of revenue	2%	1%
Foreign currency gains were recognized during the three months ended March 31, 2018 and 2019 primarily due to a decrease in the value of the British pound relative to the U.S. dollar.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, restricted cash, accounts receivable and working capital, as of the periods indicated (in thousands):

	December 31, 2018	March 31, 2019
Cash and cash equivalents	$39,623	$36,428
Restricted cash	20,247	20,260
Accounts receivable, net	58,125	53,245
Working capital	72,446	67,743

We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of March 31, 2019 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts upon which we earn up to a 1.05% annual rate of interest. As of March 31, 2019, we had $36.4 million in unrestricted cash and cash equivalents and $3.3 million of available borrowings under our 2018 Line of Credit. As of March 31, 2019, we had $3.5 million in cash and cash equivalents in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through March 31, 2019, we have incurred accumulated net losses of $327.8 million since inception, including losses of $20.1 million and $6.3 million for the three months ended March 31, 2018 and 2019, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, our initial public offering of our common stock as well as lines of credit and term loans. Through March 31, 2019, we have received net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $66.1 million from our initial public offering. As of March 31, 2019, we had $26.7 million outstanding under our 2018 Line of Credit and $20.0 million outstanding under our 2018 Term Loan. Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.
During 2018, development payments to a certain FI partner totaled $9.3 million, which is expected to be offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $1.2 million of which has been recovered through March 31, 2019.
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
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2019
Cash, cash equivalents and restricted cash at beginning of period	$21,262	$59,870
Net cash used in operating activities	(90)	(1,483)
Net cash used in investing activities	(794)	(1,981)
Net cash from financing activities	69,232	162
Effect of exchange rates on cash, cash equivalents and restricted cash	175	120
Cash, cash equivalents and restricted cash at end of period	$89,785	$56,688
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
New Loan Facility
On May 21, 2018, we entered into a new loan facility with Pacific Western Bank (the "New Loan Facility") consisting of a $30.0 million asset-based revolving line of credit ("2018 Line of Credit") and a $20.0 million term loan ("2018 Term Loan") maturing on May 21, 2020. We used the entire $20.0 million in proceeds from the 2018 Term Loan and an advance of $27.4 million under the 2018 Line of Credit to repay all outstanding obligations under our 2016 Line of Credit and 2016 Term Loan. Upon repayment, both the 2016 Line of Credit and the 2016 Term Loan were terminated. We deferred $0.1 million of debt issuance costs associated with obtaining the New Loan Facility and deferred $0.1 million of unamortized debt issuance costs attributed to our 2016 Line of Credit and 2016 Term Loan.

Under the terms of the New Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $30.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. As of March 31, 2019, the indicative rate for advances on the 2018 Line of Credit was the prime rate minus 0.50%, or 5.00%. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $30.0 million revolving commitment. Interest accrues on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.75% as of March 31, 2019.
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
In March 2019, we amended the New Loan Facility to replace moving trailing 12-month revenue covenants with moving trailing 12-month billing covenants, which range from $210.0 million to $255.0 million. The moving 12-month billings covenant was $210.0 million for March 2019.
We were in compliance with all financial covenants as of March 31, 2019.
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
Operating Activities
Cash used in operating activities is primarily driven by our operating losses. We expect that we will continue to use cash from operating activities in 2019 as we invest in our business.
Operating activities used $1.5 million of cash during the three months ended March 31, 2019, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $6.3 million, partially offset by $3.1 million of non-cash charges and a $1.7 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, and amortization of deferred FI implementation costs. The change in our net operating assets and liabilities was primarily due to a $4.7 million decrease in accounts receivable and a $4.3 million decrease in FI Share liability resulting from seasonally lower sales during the first quarter of 2019 compared to the fourth quarter of 2018 and a $2.5 million increase in accounts payable and accrued expenses, as well as a $1.2 million increase in prepaid expenses and other assets. Consumer Incentive liability increased $3.7 million as a result of longer payment terms negotiated within more recent contracts with our FI partners.

Operating activities used $0.1 million of cash during the three months ended March 31, 2018, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $20.1 million, partially offset by non-cash charges of $16.8 million and a $3.1 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, the change in fair value of our warrant liabilities, non-cash interest expense and a $2.5 million non-cash expense related to the vesting of warrants upon completion of our IPO in February 2018. The change in our net operating assets and liabilities was primarily due to a $8.6 million decrease in accounts receivable and a $2.5 million decrease in FI Share liability resulting from seasonally lower sales during the first quarter of 2018 compared to the fourth quarter of 2017, and a $2.2 million decrease in accounts payable and accrued expenses.
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2019 as we continue to invest in and grow our business.
Investing activities used $2.0 million in cash in the three months ended March 31, 2019. Our investing cash flows during this period primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
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
Financing activities provided $0.2 million in cash during the three months ended March 31, 2019. Our financing activities during this period primarily consisted of proceeds from the exercise of options to purchase shares of common stock.
Financing activities provided $69.2 million in cash during the three months ended March 31, 2018. Our financing activities during this period primarily consisted of net proceeds of $66.1 million from our IPO as well as proceeds from the exercise of options to purchase shares of common stock.
Contractual Obligations & Commitments
As of March 31, 2019, there have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements and the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. Except for changes to the revenue policy described in Note 2—Significant Accounting Policies and Recent Accounting Standards to our condensed consolidated financial statements, which did not result in a change in the timing or amount of revenue recognized, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
Refer to Note 2—Significant Accounting Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of recent accounting pronouncements.

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
Interest Rate Risk
The interest expense rates on our 2018 Term Loan and 2018 Line of Credit are variable. Interest on the 2018 Term Loan bears an interest rate of the prime rate minus 2.75% or 2.75%. Interest on advances under the 2018 Line of Credit varies depending on the amount of unrestricted cash deposits we maintain with the lender on the last day of the month. The interest rate is equal to the prime rate minus 0.75% if our unrestricted deposits exceed $40.0 million, the prime rate minus 0.50% if our unrestricted deposits are between $40.0 million and $20.0 million, and the prime rate if our unrestricted deposits are below $20.0 million. The current prime rate is 5.50% and a 10% increase in the current prime rate would, for example, result in a $0.3 million annual increase in interest expense if the maximum borrowable amount under our 2018 Term Loan and 2018 Line of Credit were outstanding for an entire year.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the three months ended March 31, 2018 and 2019, our operating expense would have increased by $0.2 million and $0.3 million, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our Business and Industry
We may not be able to sustain our revenue and billings growth rate in the future.
Our revenue increased by 16% from $130.4 million in 2017 to $150.7 million in 2018. Our revenue increased 10% from $32.7 million in the three months ended March 31, 2018 to $36.0 million in the three months ended March 31, 2019. Our billings increased 20% from $48.8 million in the three months ended March 31, 2018 to $58.6 million in the three months ended March 31, 2019. We may not be able to sustain revenue and billings growth consistent with our recent history or at all. You should not consider our revenue and billings growth in recent periods as indicative of our future performance. As we grow our business, we expect our revenue and billings growth rates to slow in future periods due to a number of factors, which may include slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or banks and credit unions, which we refer to as FIs, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon Cardlytics Direct.
All of our revenue and billings during the three months ended March 31, 2019 was derived from sales of Cardlytics Direct. We have historically derived substantially all of our revenue and billings from Cardlytics Direct and expect to continue to derive substantially all of our future revenue and billings from sales of Cardlytics Direct for the foreseeable future. Our operating results could suffer due to:

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

•	our failure to offer compelling incentives to our FIs’ customers;

•	FI partners may elect to use their FI share to fund their Consumer Incentives;

•	any decline in demand for Cardlytics Direct by marketers or their agencies;

•	the introduction by competitors of products and technologies that serve as a replacement or substitute for, or represent an improvement over, Cardlytics Direct;

•	FIs developing their own technology to support purchase intelligence marketing or other incentive programs;

•	technological innovations or new standards that Cardlytics Direct does not address; and

•	sensitivity to current or future prices offered by us or competing solutions.
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

If we are unable to grow our revenue and billings from sales of Cardlytics Direct, our business and operating results would be harmed.
We are substantially dependent on Chase, Bank of America and a limited number of other FI partners.
Our business is substantially dependent on Chase, Bank of America and a limited number of other FI partners. We require participation from our FI partners in Cardlytics Direct and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. We believe that the number of FI MAUs contributed by any FI partner is indicative of our level of dependence on such FI partner since the size of marketing budgets that can be consumed by Cardlytics Direct is a function of the number of active users on our FI partners’ digital banking platforms targeted by our campaigns.
During the three months ended March 31, 2018 and 2019, Bank of America contributed 51% and 29% of our average FI MAUs, respectively. Chase contributed 0% and 41% of our average FI MAUs during the three months ended March 31, 2018 and 2019, respectively. NCR contributed 11% and 8% of our average FI MAUs and PNC contributed 10% and 6% of our average FI MAUs during the three months ended March 31, 2018 and 2019, respectively. We anticipate that Chase and Bank of America will contribute a significant portion of our average FI MAUs for the foreseeable future.
In addition, we pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs. During three months ended March 31, 2018 and 2019, Bank of America accounted for 69% and 45% of the total FI Share we paid to all FIs, respectively. Chase accounted for 0% and 27% of the total FI Share we paid to all FIs during the three months ended March 31, 2018 and 2019, respectively. We anticipate that Bank of America and Chase, will continue to receive a significant portion of our FI Share for the foreseeable future.
Our agreements with a substantial majority of our FI partners have three to seven year terms but are generally terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers. Our FI partners may elect to withhold from us or limit the use of their purchase data for many reasons, including:

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
To the extent that we breach or are alleged to have breached the terms of our agreement with any FI partner, or a disagreement arises with an FI partner regarding the interpretation of our contractual arrangements, which has occurred in the past with respect to Bank of America (although Bank of America granted us a waiver) and may occur again in the future, such FI partner may be more likely to cease providing us data or to terminate its agreement with us. The loss of Bank of America, Chase or any other significant FI partner would significantly harm our business, results of operations and financial conditions.
If we fail to maintain our relationships with current FI partners or attract new FI partners, we may not be able to sufficiently grow our revenue, which could significantly harm our business, results of operations and financial condition.
Our ability to grow our revenue depends on our ability to maintain our relationships with current FI partners and attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 15 largest FIs in the U.S., five of which are currently part of our network, while the balance of card spending is spread across thousands of smaller FIs. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to maintain our relationships with the large FIs that are currently part of our network and establish relationships with the large FIs that are not currently part of our network and to maintain our relationships with the large FIs that are currently part of our network. In addition, we must continue to maintain our relationships with our existing bank processor and digital banking provider partners and attract new such partners because these partners aggregate smaller FIs into our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large FIs. If we are unable to maintain our relationships with current FI partners and attract new FI partners, maintain our relationships with our existing bank processor and digital banking provider partners or attract new bank processor and digital provider partners, our business, results of operations and financial condition would be significantly harmed and we may fail to capture a material portion of the native bank advertising market opportunity.

Our future success will depend, in part, on our ability to expand into new industry verticals.
We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new verticals such as e-commerce, travel and entertainment, grocery and premium verticals, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industry verticals. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industry verticals. Our success in expanding sales of our solutions to marketers in new industry verticals will depend on a variety of factors, including our ability to:

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
Our marketer base is concentrated with our top five marketers representing 23%, 23%, and 28% of revenue for 2017, 2018 and the three months ended March 31, 2019, respectively. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
Further, our top five marketers represented 23% and 27% of accounts receivable as of December 31, 2018 and March 31, 2019, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could adversely affect our business, results of operations and financial conditions.
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
Delays in the launch of Cardlytics Direct at Wells Fargo, or failure to launch at all, may result in our failure to meet expectations with respect to future operating results.
In August 2018, we signed a four-year agreement, with the initial term expiring on July 1, 2022, for a national launch of Cardlytics Direct with Wells Fargo. We expect Wells Fargo to launch the Cardlytics Direct program in 2019. The full deployment at Wells Fargo may require significant investment in our systems and infrastructure, and we may encounter unforeseen technological issues which could cause delays in the launch, limitations to the scope of the launch or an inability to launch at all. In addition, Wells Fargo may terminate the agreement at any time upon 180 days' written notice. If the full deployment at Wells Fargo is delayed, limited or terminated, our business, financial condition and operating results could be harmed.
We have a significant amount of debt, which may affect our ability to operate our business and secure additional financing in the future.
As of March 31, 2019, our total indebtedness was $46.7 million. On May 21, 2018, we entered into a loan facility with Pacific Western Bank (the "New Loan Facility") consisting of a $30.0 million asset-based revolving line of credit ("2018 Line of Credit") and a $20.0 million term loan ("2018 Term Loan") maturing on May 21, 2020. As of March 31, 2019, there was $26.7 million and $20.0 million outstanding under the 2018 Line of Credit and 2018 Term Loan, respectively.

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
We leverage our FI partners’ purchase data and infrastructures to deliver our solutions. We do not currently receive any personally identifiable information ("PII") from our FI partners, although we may obtain PII in the future as our business evolves, however because of the interconnected nature of our infrastructure with that of our FI partners, there is a risk that third parties may attempt to gain access to our FI partners’ systems through our systems for the purpose of stealing data or disrupting our or their respective operations. In turn, we may be a more visible target for cyberattacks and/or physical breaches of our databases or data centers, and we may in the future suffer from such attacks or breaches.
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
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of March 31, 2019. The timing of the completion of the milestones is uncertain; however, we do not currently believe the FI partner will complete the milestones in 2019. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.

In 2017, we paid certain of our FI partners an aggregate of approximately $2.6 million related to 2016 FI Share commitments in excess of the amount of FI Share otherwise payable to such FI partners in the absence of such commitments, and it is possible that we may be required to fund similar shortfalls in future periods. In certain cases, we are also responsible for funding certain development costs for user interface enhancements and implementation costs on behalf of FIs. These agreements allow for reimbursements to us through future reductions to FI Share. During 2018, development payments to a certain FI partner totaled $9.3 million, which are expected to be offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $1.2 million of which has been recovered through March 31, 2019.
To the extent that we are unable to generate revenue from marketers sufficient to offset these FI Share commitments and other obligations, our business, results of operations and financial conditions could be harmed.
Bringing new FI partners into our network may impede our ability to accurately forecast the performance of our network.
Bringing new FI partners into our network may impede our ability to accurately predict how certain marketing campaigns will perform, and thus may impede our ability to accurately forecast the performance of our network.  Such inaccurate predictions could result in marketing campaigns underperforming, which impact the total fees we can collect from marketers, or overperforming, which may result is us paying certain Consumer Incentives to consumers without adequate compensation from the marketers.  The amount of time it will take us to be able to understand the impact of a new FI partner on our network is uncertain and difficult to predict.  Additionally, our understanding of the impact of any given FI is subject to change at any time, as such understanding can be impacted by factors such as changes to an FI’s business strategy, changes to an FI’s user interface, or changes in the behavior or makeup of an FI's consumer base.
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

•	the revenue mix revenue generated from our operations in the U.S. and U.K.;

•	delays in the launch of Wells Fargo;

•	decisions made by our FI partners to increase Consumer Incentives.

•	FI partners may elect to use their FI share to fund their Consumer Incentives and such election;

•	changes in the economic prospects of marketers, the industries or verticals that we primarily serve, or the economy generally, which could alter marketers’ spending priorities or budgets;

•	the termination or alteration of relationships with our FI partners in a manner that impacts ongoing or future marketing campaigns;

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
We have a relatively short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including with respect to our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to manage our business, are incorrect or change in response to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and our stock price could decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our network of FI partners.

•	build and maintain long-term relationships with marketers and their agencies;

•	develop and offer competitive solutions that meet the evolving needs of marketers;

•	expand our relationships with FI partners to enable us to use their purchase data for new solutions;

•	improve the performance and capabilities of our solutions;

•	successfully expand our business;

•	successfully compete with other companies that are currently in, or may in the future enter, the markets for our solutions;

•	increase market awareness of our solutions and enhance our brand;

•	manage increased operating expenses as we continue to invest in our infrastructure to scale our business and operate as a public company; and

•	attract, hire, train, integrate and retain qualified and motivated employees.

Any failure of our FI partners to effectively deliver and promote the online incentive programs that comprise Cardlytics Direct could materially and adversely affect our business.
We have spent the last several years and significant resources building out technology integrations with our FI partners to facilitate the delivery of incentive programs to our FIs’ customers and measuring those customers subsequent in-store or digital spending. We are also reliant on our network of FI partners to promote their digital incentive programs, increase customer awareness and leverage additional customer outreach channels like email, all of which can increase customer engagement, as well as expand our network of FI partners. We believe that key factors in the success and effectiveness of our incentive program include the level of accessibility and prominence of the program on the FI partners’ website and mobile applications, as well as the user interface through which a customer is presented with marketing content. In certain cases, we have little control over the prominence of the incentive program and design of the user interface that our FI partners choose to use. To the extent that our FI partners deemphasize incentive programs, make incentive programs difficult to locate on their website and/or mobile applications and/or fail to provide a user interface that is appealing to FI customers, FI customers may be less likely to engage with the incentive programs, which could negatively impact the amount of fees that we are able to charge our marketer customers in connection with marketing campaigns, and, therefore, our revenue. In addition, a failure by FIs to properly deliver or sufficiently promote marketing campaigns would reduce the efficacy of our solutions and impair our ability to attract and retain marketers and their agencies. As a result, the revenue we generate from our Cardlytics Direct solution may be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.
Our business could be adversely affected if marketers or their agencies are not satisfied with our solutions or our systems and infrastructure fail to meet their needs.
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. With respect to Cardlytics Direct, we rely on our Offer Management System ("OMS") to facilitate the creation of marketing campaigns and evaluate the results of campaigns, and our Offer Placement System ("OPS"), to track impressions, engagement, activation and redemptions and to target consumers and present offers. Any failure of, or delays in the performance of, our systems, including without limitation our OMS or OPS, could cause service interruptions or impaired system performance. Such failures in our systems could cause us to maximize our earning potential with respect to any given marketing campaign. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to a higher redemptions, which may negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could adversely affect our business, financial condition or operating results, and further reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could also adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.
If the use of our solutions increases, or if marketers or FI partners demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure at a more rapid pace than we have in the past. This may involve purchasing or leasing data center capacity and equipment, upgrading our technology and infrastructure and introducing new or enhanced solutions. It may take a significant amount of time to plan, develop and test changes to our infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure. Any failure of our solutions to operate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in marketer or FI partner dissatisfaction and harm to our business. Also, any expansion of our infrastructure would likely require that we appropriately scale our internal business systems and services organization, including without limitation implementation and support services, to serve our growing marketer base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our solutions may become ineffective, we may lose marketers and/or FI partners, and our business, financial condition and operating results may be negatively impacted.

We generally do not have long-term commitments from marketers, and if we are unable to retain and increase sales of our solutions to marketers and their agencies or attract new marketers and their agencies, our business, financial condition and operating results would be adversely affected.
Most marketers do business with us by placing insertion orders for particular marketing campaigns, either directly or through marketing agencies that act on their behalf. We often do not have any commitment from a marketer beyond the campaign governed by a particular insertion order, and we frequently must compete to win further business from a marketer. In most circumstances, our insertion orders may be canceled by marketers or their marketing agencies prior to the completion of all the campaigns contemplated in the insertion orders; provided that marketers or their agencies are required to pay us for services performed prior to cancellation. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing marketers, while continually expanding the number of marketers for which we provide services. To maintain and increase our revenue, we must encourage existing marketers and their agencies to increase their use of our solutions and add new marketers. Many marketers and marketing agencies, however, have only just begun using our solutions for a limited number of marketing campaigns, and our future revenue growth will depend heavily on these marketers and marketing agencies expanding their use of our solutions across campaigns and otherwise increasing their spending with us. Even if we are successful in convincing marketers and their agencies to use our solutions, it may take several months or years for them to meaningfully increase the amount that they spend with us. Further, larger marketers with multiple brands typically have individual marketing budgets and marketing decision makers for each of their brands, and we may not be able to leverage our success in securing a portion of the marketing budget of one or more of a marketer’s brands into additional business with other brands. Moreover, marketers may place internal limits on the allocation of their marketing budgets to digital marketing, to particular campaigns, to a particular provider or for other reasons. In addition, we are reliant on our FI network to have sufficient marketing inventory within Cardlytics Direct to place the full volume of advertisements contracted for by our marketers and their agencies. Any failure to meet these demands may hamper the growth of our business and the attractiveness of our solutions.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $19.6 million, $53.0 million and $6.3 million in 2017, 2018 and the three months ended March 31, 2019, respectively. As of March 31, 2019, we had an accumulated deficit of $327.8 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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

Any of the above-described limitations on our ability to successfully collect, utilize and leverage data could also materially impair the optimal performance of our solutions and severely limit our ability to target consumers or bill marketers for our services, which would harm our business, financial condition and operating results.
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
During each of 2017, 2018 and the three months ended March 31, 2019, we derived 13% of our revenue outside the U.S. While substantially all of our operations are located in the U.S., we have an office in the U.K. and have opened a research and development office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.

Our international operations subject us to a variety of risks and challenges, including:

•	localization of our solutions, including adaptation for local practices;

•	increased management, travel, infrastructure and legal compliance costs associated with having international operations;

•	fluctuations in currency exchange rates and related effect on our operating results;

•	longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	general economic conditions in each country or region;

•	impact of Brexit;

•	reduction in billings, foreign currency exchange rates, and trade with the European Union;

•	contractual and legislative restrictions or changes;

•	economic uncertainty around the world;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

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
Currently we have an office in the U.K., which contributed 13% of our revenue in each of 2017, 2018 and the three months ended March 31, 2019. On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the U.K. will cease to be an EU Member State either on the effective date of a withdrawal agreement (entry into such a withdrawal agreement will require U.K. parliamentary approval) or, failing that, two years following the U.K's notification of its intention to leave the EU (the “Brexit Date”), unless the European Council (together with the U.K.) unanimously decides to extend the two year period. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave the EU. It appears likely that Brexit will continue to involve a process of lengthy negotiations between the U.K. and EU Member States to determine the future terms of the U.K’s relationship with the EU. For example, in March 2018, the U.K. reached a provisional agreement (the “Withdrawal Agreement”) with the EU on transitional arrangements following the U.K's exit (which are intended to enable the U.K. to remain within the EU single market and customs union for a transitional period through 2020), but the Withdrawal Agreement needs to be formally agreed as part of the withdrawal arrangements currently under negotiation. Given that no formal withdrawal arrangements have been agreed, there have been several extensions to the Brexit Date and the U.K. has yet to formally leave the EU. On April 11, 2019, the EU granted the U.K. a further extension to the Brexit Date until October 31, 2019. The purpose of this extension is to allow for the ratification of the Withdrawal Agreement by the U.K. House of Commons. If the Withdrawal Agreement is ratified, the U.K. will leave the EU earlier than October 31, 2019. As a condition of the extension, the U.K. must take part in EU elections on May 23, 2019. If it does not, the U.K. must leave the EU on June 1, 2019 without any formal withdrawal arrangements.

The uncertainty concerning the U.K’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.
These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. In particular, they could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility.
If the U.K. and the EU are unable to negotiate acceptable withdrawal terms or if other EU Member States pursue withdrawal, barrier-free access between the U.K. and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets either during a transitional period or more permanently.
Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. customers. The occurrence of any such event could subject us to additional costs and impair our ability to complete projects for our clients, which could adversely affect our operating results and financial condition.
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
As of March 31, 2019, we had 400 employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
The U.S. government recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This Quarterly Report on Form 10-Q does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisers with respect to any such legislation and the potential tax consequences of investing in our common stock.
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
We believe that developing and maintaining awareness of the Cardlytics brand in a cost-effective manner is critical to achieving widespread acceptance of our existing solutions and future solutions and is an important element in attracting new marketers and FI partners. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to deliver valuable solutions for our marketers, their agencies and our FI partners. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue and billings, and even if they do, any increased revenue and billings may not offset the expenses that we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new marketers or FI partners or retain our existing marketers or FI partners and our business could suffer.
We do not have direct contractual relationships with a substantial majority of our FI partners.
As of March 31, 2019, we had direct contractual relationships with 21 of our FI partners. Our other FI partners became part of our network through bank processors and digital banking providers, such as NCR and Fidelity Information Services LLC (“FIS”). While FI partners that were part of our network through our relationships with NCR and FIS contributed approximately 7.6% and 0.6%, respectively, of our total number of average FI MAUs for the three months ended March 31, 2019, these indirect FI partners represented substantially all of our total FI partners as of March 31, 2019. These indirect FI partners may terminate their relationships with these bank processors or digital banking providers, thereby indirectly terminating their relationships with us, independent of the actual or perceived value of our solutions to them.
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
Although we have not collected or retained data that is traditionally considered PII under U.S. law, such as names, email addresses, addresses, phone numbers, social security numbers, credit card numbers, financial data or health data, we typically do collect and store Internet Protocol addresses and other device identifiers, which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Furthermore, we may elect to use PII in the future for our current solutions or solutions we may introduce. In addition, certain U.S. laws impose requirements on the collection and use of information from or about users or their devices. Other existing laws may in the future be revised, or new laws may be passed, to impose more stringent requirements on the use of identifiers to collect user information, including information of the type that we collect. Changes in regulations could affect the type of data that we may collect; restrict our ability to use identifiers to collect information, and, thus, affect our ability to actually collect that information; the costs of doing business online, and, therefore, the demand for our solutions; the ability to expand or operate our business; and harm our business. For instance, the California Consumer Privacy Act of 2018, which will become effective on January 1, 2020, has an expansive definition of “personal information” that may impact our business practices or those of our FI partners.
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
We may be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies to compensate for a potential lack of cookie data. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. In addition, certain information, such as Internet Protocol addresses as collected and used by us may constitute “personal data” in certain non-U.S. jurisdictions, including in the U.K., and therefore certain of our activities could be subject to EU laws applicable to the processing and use of personal data.
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
As of March 31, 2019, we had four issued patents and are pursuing five additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $28.29 through May 9, 2019. Factors that may affect the market price of our common stock include:

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock unit awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.
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
None.
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
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
10.1	2019 Bonus Plan of the Registrant					X
10.2**	First Amendment to Loan and Security Agreement, dated March 27, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
** Portions of this exhibit (indicated by asterisks) have been excluded because such information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
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

Cardlytics, Inc.

Date:	May 9, 2019	By:	/s/ Scott D. Grimes
Scott D. Grimes
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2019	By:	/s/ David T. Evans
David T. Evans
Chief Financial Officer (Principal Financial and Accounting Officer)