Form 10-Q
period 2019-06-30
Cardlytics, Inc.
filed 2019-08-08
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission File Number: 001-38386

CARDLYTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware		26-3039436
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
675 Ponce de Leon Ave. NE, Ste 6000	Atlanta	Georgia	30308
(Address of principal executive offices, including zip code)
(888)		792-5802
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CDLX	The Nasdaq Stock Market LLC
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, there were 22,842,058 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2018	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$39,623	$32,495
Restricted cash	20,247	10,254
Accounts receivable, net	58,125	63,772
Other receivables	2,417	3,171
Prepaid expenses and other assets	3,956	5,609
Total current assets	124,368	115,301
Long-term assets:
Property and equipment, net	10,230	11,895
Intangible assets, net	370	369
Capitalized software development costs, net	1,625	2,529
Deferred FI implementation costs, net	15,877	12,181
Other long-term assets, net	1,293	1,281
Total assets	$153,763	$143,556
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,099	$1,212
Accrued liabilities:
Accrued compensation	5,936	5,709
Accrued expenses	4,388	4,012
FI Share liability	27,656	30,587
Consumer Incentive liability	11,476	15,485
Deferred billings	346	397
Current portion of long-term debt	21	22
Total current liabilities	51,922	57,424
Long-term liabilities:
Deferred liabilities	3,173	2,913
Long-term debt, net of current portion	46,693	36,681
Total liabilities	101,788	97,018
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 22,466 and 22,828 shares issued and outstanding as of December 31, 2018 and June 30, 2019, respectively	7	7
Additional paid-in capital	371,463	378,773
Accumulated other comprehensive income	1,992	2,069
Accumulated deficit	(321,487)	(334,311)
Total stockholders’ equity	51,975	46,538
Total liabilities and stockholders’ equity	$153,763	$143,556

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenue	$35,570	$48,730	$68,283	$84,718
Costs and expenses:
FI Share and other third-party costs	19,747	27,620	41,167	46,624
Delivery costs	2,559	3,370	4,502	6,616
Sales and marketing expense	10,247	11,047	18,463	20,384
Research and development expense	4,888	2,782	8,347	5,723
General and administration expense	8,979	8,340	15,561	15,340
Depreciation and amortization expense	784	1,053	1,694	2,014
Total costs and expenses	47,204	54,212	89,734	96,701
Operating loss	(11,634)	(5,482)	(21,451)	(11,983)
Other (expense) income:
Interest expense, net	(992)	(338)	(2,741)	(642)
Change in fair value of warrant liabilities, net	1,611	—	(7,561)	—
Other expense, net	(2,038)	(690)	(1,355)	(199)
Total other expense	(1,419)	(1,028)	(11,657)	(841)
Loss before income taxes	(13,053)	(6,510)	(33,108)	(12,824)
Income tax benefit	—	—	—	—
Net loss	(13,053)	(6,510)	(33,108)	(12,824)
Adjustments to the carrying value of preferred stock	—	—	(157)	—
Net loss attributable to common stockholders	$(13,053)	$(6,510)	$(33,265)	$(12,824)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.29)	$(1.99)	$(0.57)
Weighted-average common shares outstanding, basic and diluted	20,300	22,731	16,716	22,618

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net loss	$(13,053)	$(6,510)	$(33,108)	$(12,824)
Other comprehensive income:
Foreign currency translation adjustments	880	449	372	77
Total comprehensive loss	$(12,173)	$(6,061)	$(32,736)	$(12,747)

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(Amounts in thousands)

Six Months Ended June 30, 2019:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2018	22,466	$7	$371,463	$1,992	$(321,487)	$51,975
Exercise of common stock options	111	—	1,348	—	—	1,348
Stock-based compensation	—	—	4,797	—	—	4,797
Settlement of restricted stock	157	—	—	—	—	—
Issuance of ESPP	94	—	1,165	—	—	1,165
Other comprehensive income	—	—	—	77	—	77
Net loss	—	—	—	—	(12,824)	(12,824)
Balance – June 30, 2019	22,828	$7	$378,773	$2,069	$(334,311)	$46,538

Three Months Ended June 30, 2019:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2019	22,570	$7	$373,351	$1,620	$(327,801)	$47,177
Exercise of common stock options	80	—	1,175	—	—	1,175
Stock-based compensation	—	—	3,082	—	—	3,082
Settlement of restricted stock	84	—	—	—	—	—
Issuance of ESPP	94	—	1,165	—	—	1,165
Other comprehensive income	—	—	—	449	—	449
Net loss	—	—	—	—	(6,510)	(6,510)
Balance – June 30, 2019	22,828	$7	$378,773	$2,069	$(334,311)	$46,538

See notes to the condensed consolidated financial statements

Six Months Ended June 30, 2018:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2017	3,439	$—	$58,693	$1,066	$(268,445)	$(208,686)
Exercise of common stock options	64	—	144	—	—	144
Exercise of common stock warrants	349	—	—	—	—	—
Stock-based compensation	—	—	11,251	—	—	11,251
Issuance of common stock in connection with our IPO	5,821	1	66,100	—	—	66,101
Vesting of performance-based common stock warrants	—	—	2,519	—	—	2,519
Conversion of preferred stock to common stock	10,643	6	196,588	—	—	196,594
Conversion of preferred stock warrants to common stock warrants	—	—	1,736	—	—	1,736
Accretion of redeemable convertible preferred stock to redemption value	—	—	(157)	—	—	(157)
Other comprehensive income	—	—	—	372	—	372
Net loss	—	—	—	—	(33,108)	(33,108)
Balance – June 30, 2018	20,316	$7	$336,874	$1,438	$(301,553)	$36,766

Three Months Ended June 30, 2018:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2018	20,226	$7	$328,493	$558	$(288,500)	$40,558
Exercise of common stock options	38	—	36	—	—	36
Exercise of common stock warrants	52	—	—	—	—	—
Stock-based compensation	—	—	8,345	—	—	8,345
Other comprehensive income	—	—	—	880	—	880
Net loss	—	—	—	—	(13,053)	(13,053)
Balance – June 30, 2018	20,316	$7	$336,874	$1,438	$(301,553)	$36,766

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2018	2019
Operating activities
Net loss	$(33,108)	$(12,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,694	2,014
Amortization of financing costs charged to interest expense	229	50
Accretion of debt discount and non-cash interest expense	2,326	—
Stock-based compensation expense	11,245	4,780
Change in fair value of warrant liabilities, net	7,561	—
Other non-cash expense, net	3,857	1,003
Amortization of deferred FI implementation costs	758	1,384
Settlement of paid-in-kind interest	(8,311)	—
Change in operating assets and liabilities:
Accounts receivable	7,701	(7,024)
Prepaid expenses and other assets	(1,509)	(1,622)
Deferred FI implementation costs	(2,250)	—
Recovery of deferred FI implementation costs	2,692	2,312
Accounts payable	(839)	(306)
Other accrued expenses	(237)	323
FI Share liability	(3,185)	2,932
Customer Incentive liability	(1,409)	4,009
Net cash used in operating activities	(12,785)	(2,969)
Investing activities
Acquisition of property and equipment	(1,492)	(4,019)
Acquisition of patents	(12)	(5)
Capitalized software development costs	(657)	(1,139)
Net cash used in investing activities	(2,161)	(5,163)
Financing activities
Proceeds from issuance of debt	47,435	—
Principal payments of debt	(51,811)	(10,010)
Proceeds from issuance of common stock	70,527	1,213
Equity issuance costs	(1,897)	—
Debt issuance costs	(48)	(93)
Net cash from (used in) financing activities	64,206	(8,890)
Effect of exchange rates on cash, cash equivalents and restricted cash	(54)	(99)
Net increase (decrease) in cash, cash equivalents and restricted cash	49,206	(17,121)
Cash, cash equivalents, and restricted cash — Beginning of period	21,262	59,870
Cash, cash equivalents, and restricted cash — End of period	$70,468	$42,749
Supplemental schedule of non-cash investing and financing activities:
Amounts accrued for property and equipment	$1,225	$53
Amounts accrued for capitalized software development costs	$86	$—

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
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business, which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2018.
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
Recently Adopted Accounting Pronouncements
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
Except for the adoption of ASU 2014-09 and ASU 2016-01, there have been no changes to the Company’s accounting policies, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2018, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

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

The following table summarizes revenue by pricing model (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Cost per Served Sale	$24,010	$33,549	$42,455	$54,558
Cost per Redemption	9,456	14,276	21,211	28,240
Other	2,104	905	4,617	1,920
Revenue	$35,570	$48,730	$68,283	$84,718

Revenue Recognition
We determine revenue recognition through the following steps:

•	identification of a contract with a customer,

•	identification of the performance obligation(s) in the contract,

•	determination of the transaction price,

•	allocation of the transaction price to the performance obligation(s) in the contract, and

•	recognition of revenue when or as the performance obligation(s) are satisfied.
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
With respect to our Cardlytics Direct service, our performance obligation is to offer incentives to FIs' customers to make purchases from the marketer within a specified period. This performance obligation is a series that represents a stand ready obligation to provide a targeted campaign for the marketer to FIs' customers. Cardlytics Direct fees represent variable consideration that is resolved when FIs' customers make qualifying purchases during the marketing campaign term.
Subsequent to a qualifying purchase, the associated fees are generally not subject to refund or adjustment unless the fees from the marketing campaign exceed a contractual maximum (marketer budget). We have not constrained our revenue because adjustments have historically been immaterial and given the short duration of our marketing campaigns, any adjustments are recognized during the period of the marketing campaign. We recognize revenue for Cardlytics Direct fees over time using the right to invoice practical expedient because the amount billed is equal to the value delivered to marketers through qualified purchases by FIs' customers during that period.
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
We invoice marketers monthly based on the qualifying purchases of FIs' customers as reported by our FI partners during the month. Invoice payment terms, negotiated on a marketer-by-marketer basis, are typically between 30 to 60 days. However, for certain marketing agencies with sequential liability terms, payments are not due to us until such marketing agency has received payment from its marketer client. Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis. Consumer Incentives totaled $15.8 million and $25.0 million during the three months ended June 30, 2018 and 2019, respectively, and totaled $31.9 million and $47.6 million during the six months ended June 30, 2018 and 2019, respectively.

FI Share and Other Third-Party Costs
We report our revenue on our condensed consolidated statements of operations gross of FI Share. FI Share costs are included in FI Share and other third-party costs in our condensed consolidated statements of operations, rather than as a reduction of revenue, because we and not our FI partners act as the principal in our arrangements with marketers. We are responsible for the fulfillment and acceptability of the services purchased by marketers. We also have latitude in establishing the price of our services, have discretion in supplier selection and earn variable amounts. FI partners only supply consumer purchase data and digital marketing space and generally have no involvement in the marketing campaigns or contractual relationship with marketers.
Contract Costs
Given the short-term nature of our marketing campaigns, all contract costs are expensed as incurred since the expected period of benefit is less than one year. Costs to fulfill a contract include immaterial costs to set up a campaign that we expense as incurred due to the short-term nature of our marketing campaigns.
Concentrations of Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held with three financial institutions, which we believe are of high credit quality. We believe that our accounts receivable credit risk exposure is limited as a result of being diversified among a large number of marketers segregated by both geography and industry. Historically, we have not experienced significant write-downs of our accounts receivable. One marketer represented 12% of our accounts receivable as of June 30, 2019. During each of the six months ended June 30, 2018 a marketer accounted for 10% of our revenue. During each of the six months ended June 30, 2019 a different marketer accounted for 10% of our revenue. No other marketer accounted for over 10% of revenue or accounts receivable during the periods presented.
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
During six months ended June 30, 2018 and 2019, Bank of America, National Association ("Bank of America") accounted for 67% and 41% of the total FI Share we paid to all FIs, respectively. JPMorgan Chase Bank, National Association (“Chase”) accounted for 0% and 35% of the total FI Share we paid to all FIs during the six months ended June 30, 2018 and 2019, respectively. During the six months ended June 30, 2018 and 2019, an FI partner in the U.K. accounted for 10% and 8% of FI Share, respectively. No other FI partners accounted for over 10% of FI Share during the six months ended June 30, 2018 and 2019.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash held in checking accounts, upon which we earn up to a 1.06% annual rate of interest as of June 30, 2019. Restricted cash primarily represents deposits held in an account controlled by our lender as additional security for our payment obligations under our 2018 Term Loan, upon which we earn a 0.51% annual rate of interest as of June 30, 2019. During the second quarter of 2019, we used $10.0 million of restricted cash and to partially repay the 2018 Term Loan. Refer to Note 3—Debt, for additional information regarding our 2018 Term Loan.
Cash, cash equivalents and restricted cash as presented on our condensed consolidated statements of cash flows consists of the following (in thousands):

	December 31,		June 30,
	2017	2018	2018	2019
Cash and cash equivalents	$21,262	$39,623	$50,468	$32,495
Restricted cash	—	20,247	20,000	10,254
Cash, cash equivalents and restricted cash	$21,262	$59,870	$70,468	$42,749

3.     DEBT
Our debt consists of the following (in thousands):

	December 31, 2018	June 30, 2019
Lines of credit	$26,677	$26,677
Term loans(1)	19,980	9,979
Capital leases	57	47
Total debt	46,714	36,703
Less current portion of long-term debt	(21)	(22)
Long-term debt, net of current portion	$46,693	$36,681

(1)	Net of unamortized debt issuance costs of $20 and $21 as of December 31, 2018 and June 30, 2019, respectively.
Interest payments during the six months ended June 30, 2018 and 2019 totaled $8.7 million and $0.8 million, respectively.
2018 Loan Facility
On May 14, 2019, we amended our loan facility with Pacific Western Bank ("2018 Loan Facility") to increase the capacity of our asset-based revolving line of credit (“2018 Line of Credit”), from $30.0 million to $40.0 million, and decrease the capacity of our term loan (“2018 Term Loan”) from $20.0 million to $10.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 21, 2020 to May 14, 2021. Upon the execution of the amendment, we repaid $10.0 million of the principal balance of the 2018 Term Loan, resulting in a remaining balance of $10.0 million outstanding. The 2018 Loan Facility does not include any prepayment penalties.
On March 27, 2019, we amended the 2018 Loan Facility to replace moving trailing 12-month revenue covenants with moving trailing 12-month billing covenants, which range from $210.0 million to $255.0 million, during the term of the facility. The moving 12-month billings covenant was $219.0 million for June 2019.
Under the amended terms of the 2018 Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $40.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate minus 0.50%, or 5.00% as of June 30, 2019. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $40.0 million revolving commitment. Interest accrues on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.75% as of June 30, 2019.
All of our obligations under the 2018 Loan Facility are also secured by a first priority lien on substantially all of our assets. Under the terms of the 2018 Loan Facility, as amended, we are required to maintain a deposit of $10.0 million in an account controlled by our lender as additional security for our payment obligations. The 2018 Loan Facility also requires us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million.
The 2018 Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that prohibits mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and the payment or declaration of dividends; in each case subject to specified exceptions.
The 2018 Loan Facility also includes standard events of default, including in the event of a material adverse change. Upon the occurrence of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as are set forth in the 2018 Loan Facility and increase the interest rate otherwise applicable to the 2018 Term Loan or advances under the 2018 Line of Credit by an additional 3.00%.
As of June 30, 2019, we had $13.3 million of unused available borrowings under our 2018 Line of Credit. We were in compliance with all financial covenants as of June 30, 2019.

Future Payments
Aggregate future payments of principal and interest due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt	Capital leases	Total debt
2019 (remainder of year)	$—	$10	$10
2020	—	24	24
2021	36,677	13	36,690
Total principal payments	36,677	47	36,724
Less unamortized debt issuance costs	(21)	—	(21)
Total debt	$36,656	$47	$36,703

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
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Delivery costs	$183	$199	$268	$363
Sales and marketing expense	2,668	952	3,611	1,659
Research and development expense	1,756	363	2,226	566
General and administration expense	3,738	1,558	5,140	2,192
Total stock-based compensation expense	$8,345	$3,072	$11,245	$4,780

During each of the six months ended June 30, 2018 and 2019, we capitalized less than $0.1 million of stock-based compensation expense for software development.

Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. A summary of common stock option activity is as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2018	1,774	$20.55	2.01	$1,214
Granted	39	20.64
Exercised	(110)	12.13
Forfeited	(21)	23.91
Canceled	(62)	21.61
Options outstanding — June 30, 2019	1,620	21.03	1.57	$10,205
Exercisable — June 30, 2019	1,238	$20.05	6.40	$9,047

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value based on the $10.83 and $25.98 closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2018 and June 28, 2019, respectively, that would have been received by option holders had all in-the-money options been exercised on that date.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2018 and 2019 was $10.00 and $0.47, respectively. The total fair value of options vested during the six months ended June 30, 2018 and 2019 was approximately $4.0 million and $2.2 million, respectively. As of June 30, 2019, unamortized stock-based compensation expense related to unvested common stock options was $4.4 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.6 years.
Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. A summary of RSU activity, inclusive of performance-based RSUs, is as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2018	381	$18.11	2.42	$4,536
Granted	1,714	15.34
Vested	(157)	17.55
Forfeited	(92)	19.41
Unvested — June 30, 2019	1,846	$20.68	3.42	$26,295

During the six months ended June 30, 2019, we granted 461,332 RSUs, exclusive of performance-based RSUs, to employees and non-employee directors, which have annual vesting periods ranging from one to four years.
Subsequent to June 30, 2019, we granted 78,191 RSUs to employees. The unamortized stock-based compensation expense related to these RSUs is $2.1 million.
Performance-based RSUs
In February 2018, we granted 875,000 performance-based restricted stock units ("2018 PSUs"). We recognized $6.9 million in stock-based compensation expense during the six months ended June 30, 2018. The performance targets were achieved during the fourth quarter of 2018, resulting in the issuance of 850,000 shares of our common stock to fully settle the 2018 PSUs. During 2018, 25,000 of the 2018 PSUs were forfeited prior to the performance targets being reached.

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
Employee Stock Purchase Plan
Our 2018 Employee Stock Purchase Plan ("2018 ESPP") enables eligible employees to purchase shares of our common stock at a discount. Purchases are accomplished through participation in discrete offering periods. On each purchase date, participating employees purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. During the six months ended June 30, 2019, 93,584 shares of common stock were purchased by employees under the 2018 ESPP.
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
6.     COMMITMENTS AND CONTINGENCIES
FI Implementation Costs
Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to FI partners are included in deferred FI implementation costs on our condensed consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in FI Share and other third-party costs on our condensed consolidated statements of operations and is presented in amortization of deferred FI implementation costs on our condensed consolidated statement of cash flows. Certain of these agreements provide for future reductions in FI Share due to the FI partner. These reductions in FI Share are recorded as a reduction to deferred FI implementation costs and also result in a cumulative adjustment to accumulated amortization. During 2018, development payments to a certain FI partner totaled $9.3 million which is expected to be partially offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $2.3 million of which has been recovered through June 30, 2019.

The following table presents changes in deferred FI implementation costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Beginning balance	$12,119	$14,067	$13,625	$15,877
Deferred costs	2,000	—	2,250	—
Recoveries through FI Share	(1,348)	(1,155)	(2,692)	(2,312)
Amortization	(346)	(731)	(758)	(1,384)
Ending balance	$12,425	$12,181	$12,425	$12,181

We have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of June 30, 2019. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
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
7.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2018 and 2019 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities outstanding as of June 30, 2018 and June 30, 2019 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	June 30,
	2018	2019
Common stock options	2,232	1,620
Common stock warrants	868	868
Common stock warrants issuable pursuant to Series G Stock financing	751	—
Restricted stock units	1,232	1,846
Common stock issuable pursuant to the ESPP	95	22

8.     SEGMENTS
As of June 30, 2019, we have two operating segments: Cardlytics Direct in the U.S. and U.K., as determined by the information that both our Chief Executive Officer and our President and Chief Operating Officer, who we consider our chief operating decision makers, use to make strategic goals and operating decisions. Our Cardlytics Direct operating segments in the U.S. and U.K. represent our proprietary native bank advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution.

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
The following table provides information regarding our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Cardlytics Direct:
Adjusted contribution	$16,240	$21,841	$30,462	$39,478
Plus: Adjusted FI Share and other third-party costs(1)	18,858	26,889	36,757	45,240
Revenue	$35,098	$48,730	$67,219	$84,718
Other Platform Solutions:
Adjusted contribution	$(71)	$—	$(69)	$—
Plus: Adjusted FI Share and other third-party costs(1)	543	—	1,133	—
Revenue	$472	$—	$1,064	$—
Total:
Adjusted contribution	$16,169	$21,841	$30,393	$39,478
Plus: Adjusted FI Share and other third-party costs(1)	19,401	26,889	37,890	45,240
Revenue	$35,570	$48,730	$68,283	$84,718

(1)
Adjusted FI Share and other third-party costs presented above represents GAAP FI Share and other third-party data costs less a non-cash equity expense included in FI Share and amortization of deferred FI implementation costs, which are detailed below in our reconciliation of GAAP loss before income taxes to adjusted contribution.

Adjusted Contribution
Adjusted contribution represents our revenue less FI Share and other third-party costs excluding a non-cash equity expense included in FI Share and amortization of deferred FI implementation costs.
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Adjusted contribution	$16,169	$21,841	$30,393	$39,478
Minus:
Non-cash equity expense included in FI Share(1)	—	—	2,519	—
Amortization of deferred FI implementation costs(1)	346	731	758	1,384
Delivery costs	2,559	3,370	4,502	6,616
Sales and marketing expense	10,247	11,047	18,463	20,384
Research and development expense	4,888	2,782	8,347	5,723
General and administration expense	8,979	8,340	15,561	15,340
Depreciation and amortization expense	784	1,053	1,694	2,014
Total other expense	1,419	1,028	11,657	841
Loss before income taxes	$(13,053)	$(6,510)	$(33,108)	$(12,824)

(1)
Non-cash equity expense included in FI Share and amortization of deferred FI implementation costs are excluded from adjusted FI Share and other third party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.

The following table provides geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenue:
United States	$30,735	$43,123	$59,722	$74,471
United Kingdom	4,835	5,607	8,561	10,247
Total	$35,570	$48,730	$68,283	$84,718

	December 31, 2018	June 30, 2019
Property and equipment:
United States	$9,794	$11,279
United Kingdom	436	616
Total	$10,230	$11,895

Capital expenditures within the United Kingdom were less than $0.1 million and $0.3 million during the six months ended June 30, 2018 and 2019, respectively.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses and tax position; continued enhancements of our platform and new product offerings; our future financial and business performance; anticipated launch of the Cardlytics Direct program by Wells Fargo; the anticipated continued decline in ARPU as Chase and Wells Fargo launch the Cardlytics Direct program; anticipated recoveries of development payments through reductions to FI Share payments; and anticipated FI Share commitment shortfalls. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Cardlytics Direct is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited digital banking channels. Working with a marketer, we design a campaign that targets consumers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). We report our revenue on our condensed consolidated statements of operations net of Consumer Incentives since we do not provide the goods or services that are purchased by our FIs’ customers from the marketers to which the Consumer Incentives relate.
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
We run campaigns offering compelling Consumer Incentives to drive an expected rate of return on advertising spend for marketers. At times, we may collaborate with an FI partner to enhance the level of Consumer Incentives to their respective FIs' customers funded by their FI Share. We believe that these investments by our FI partners positively impact our platform by making FIs' customers more highly engaged with our platform. However, these investments negatively impact our GAAP revenue, which is reported net of Consumer Incentives.
Billings represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and FI Share. Adjusted contribution represents our revenue, which is reported net of Consumer Incentives, less our adjusted FI Share and other third-party costs. We believe these non-GAAP measures, alongside our GAAP revenue, provides useful information to investors for period-to-period comparisons of our core business and in understanding and evaluating our results of operations in the same manner as our management and board of directors. Billings and adjusted contribution are further defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.

Revenue (reported net of Consumer Incentives and gross of FI Share and other third-party costs) was $35.6 million and $48.7 million for the three months ended June 30, 2018 and 2019, respectively, representing a growth rate of 37%. Billings was $51.4 million and $73.8 million for the three months ended June 30, 2018 and 2019, respectively, representing a growth rate of 43%. Adjusted contribution was $16.2 million and $21.8 million for the three months ended June 30, 2018 and 2019, respectively, representing a growth rate of 35%.
The following table summarizes our results (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
Billings	$51,418	$73,776	$22,358	43%	$100,180	$132,326	$32,146	32%
Consumer Incentives	15,848	25,046	9,198	58	31,897	47,608	15,711	49
Revenue	35,570	48,730	13,160	37	68,283	84,718	16,435	24
Adjusted FI Share and other third-party costs(1)	19,401	26,889	7,488	39	37,890	45,240	7,350	19
Adjusted contribution	$16,169	$21,841	$5,672	35%	$30,393	$39,478	$9,085	30%

(1)
Adjusted FI Share and other third-party costs presented above excludes a non-cash equity expense included in FI Share and amortization of deferred FI implementation costs, which are detailed below in our reconciliation of GAAP revenue to adjusted contribution.

During the three months ended June 30, 2018 and 2019, our net loss was $13.1 million and $6.5 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. During the three months ended June 30, 2018, our net loss included $8.3 million of stock-based compensation expense and a $1.6 million non-cash expense related to the change in fair value of our warrant liabilities. During the three months ended June 30, 2019, our net loss included $3.1 million of stock-based compensation expense.
FI Partners
We are a partner to FIs, including Bank of America, National Association ("Bank of America"); JPMorgan Chase Bank, National Association (“Chase”); PNC Bank National Association ("PNC"); Branch Banking and Trust Company ("BB&T"); SunTrust Banks, Inc., ("SunTrust"); Lloyds Bank plc ("Lloyds"); Santander UK plc ("Santander"); and several of the largest bank processors and digital banking providers, which enable us to reach customers of small and mid-sized FIs. Additionally, in the third quarter of 2018, we entered into an agreement with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which we have agreed to a national roll-out of Cardlytics Direct to Wells Fargo customers. We expect Wells Fargo to begin a phased launch of the Cardlytics Direct program in the fourth quarter of 2019.
For the three months ended June 30, 2018 and 2019, our average monthly active users ("FI MAUs") were approximately 58.8 million and 120.1 million and our average Cardlytics Direct revenue per user ("ARPU"), was $0.60 and $0.40, respectively. FI MAU and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below. The increase in FI MAUs is largely due to Chase launching our Cardlytics Direct program for its mobile banking channel in November 2018, its email channel in January 2019 and its online banking channel in May 2019. We expect a continued increase in FI MAUs year over year as a result of the launch of new FI partners. We expect a continued decline in ARPU year over year as a result of significant FI MAU growth.
We believe that the number of FI MAUs contributed by any FI partner is indicative of our level of dependence on such FI partner since the size of marketing budgets that can be consumed by Cardlytics Direct is a function of the number of active users on our FI partners’ digital banking platforms targeted by our campaigns. During the three months ended June 30, 2018 and 2019, Bank of America contributed 52% and 27% of our average FI MAUs, respectively. Chase contributed 0% and 47% of our average FI MAUs during the three months ended June 30, 2018 and 2019, respectively. Digital Insight Corporation, a subsidiary of NCR Corporation ("NCR") contributed 10% and 7% of our average FI MAUs and PNC contributed 11% and 6% of our average FI MAUs during the three months ended June 30, 2018 and 2019, respectively. We anticipate that Chase and Bank of America will contribute a significant portion of our average FI MAUs for the foreseeable future.

FI Partner Commitments
Agreements with certain FI partners require us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Certain of these agreements provide for future reductions in FI Share due to the FI partner. During 2018, development payments to a certain FI partner totaled $9.3 million, which is expected to be partially offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $2.3 million of which has been recovered through June 30, 2019.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of June 30, 2019. The timing of the completion of the milestones is uncertain; however we do not currently believe the FI partner will complete the milestones in 2019. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands, except ARPU)
FI MAUs	58,808	120,125	58,746	114,297
ARPU	$0.60	$0.40	$1.14	$0.74
Billings	$51,418	$73,776	$100,180	$132,326
Adjusted contribution	$16,169	$21,841	$30,393	$39,478
Adjusted EBITDA	$(2,164)	$(626)	$(5,240)	$(3,805)
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

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenue	$35,570	$48,730	$68,283	$84,718
Plus:
Consumer Incentives	15,848	25,046	31,897	47,608
Billings	$51,418	$73,776	$100,180	$132,326
Adjusted Contribution
Adjusted contribution represents our revenue, which is reported net of Consumer Incentives, less our adjusted FI Share and other third-party costs. Adjusted contribution is not a measure calculated in accordance with GAAP.
We review adjusted contribution for internal management purposes and believe that the elimination of our primary cost of revenue, adjusted FI Share and other third-party costs can provide a useful measure for period-to-period comparisons of our core business. We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Nevertheless, our use of adjusted contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Other companies, including companies in our industry that have similar business arrangements, may address the impact of adjusted FI Share and other third-party costs differently. Notably, any impacts related to minimum FI Share commitments in connection with agreements with certain FI partners are not added back to revenue in order to calculate adjusted contribution. You should consider adjusted contribution alongside our other GAAP financial results.
Refer to Note 8—Segments to our condensed consolidated financial statements for further details on our adjusted contribution by segment.
The following table presents a reconciliation of adjusted contribution to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenue	$35,570	$48,730	$68,283	$84,718
Minus:
Adjusted FI Share and other third-party costs(1)	19,401	26,889	37,890	45,240
Adjusted contribution	$16,169	$21,841	$30,393	$39,478

(1)
Adjusted FI Share and other third-party costs is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans. Non-cash equity expense included in FI Share and amortization of deferred FI implementation costs are non-cash costs excluded from adjusted FI Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution. The following table presents a reconciliation of adjusted FI Share and other third-party costs to FI Share and other third-party costs, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
FI Share and other third-party costs	$19,747	$27,620	$41,167	$46,624
Minus:
Non-cash equity expense included in FI Share	—	—	2,519	—
Amortization of deferred FI implementation costs	346	731	758	1,384
Adjusted FI Share and other third-party costs	$19,401	$26,889	$37,890	$45,240

Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency (gain) loss; amortization of deferred FI implementation costs; costs associated with financing events; loss on extinguishment of debt; change in fair value of warrant liabilities; and a non-cash equity expense recognized in FI Share. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include change in fair value of warrant liabilities, change in fair value of convertible promissory notes, foreign currency (gain) loss, amortization of deferred FI implementation costs, depreciation and amortization expense, stock-based compensation expense and a non-cash equity expense included in FI Share. Notably, any impacts related to minimum FI Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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
The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net loss	$(13,053)	$(6,510)	$(33,108)	$(12,824)
Plus:
Income tax benefit	—	—	—	—
Interest expense, net	992	338	2,741	642
Depreciation and amortization expense	784	1,053	1,694	2,014
Stock-based compensation expense	8,345	3,072	11,245	4,780
Foreign currency gain	1,109	667	426	176
Amortization of deferred FI implementation costs	346	731	758	1,384
Loss on extinguishment of debt	924	23	924	23
Change in fair value of warrant liabilities	(1,611)	—	7,561	—
Non-cash equity expense included in FI Share	—	—	2,519	—
Adjusted EBITDA	$(2,164)	$(626)	$(5,240)	$(3,805)

Results of Operations
The following table sets forth our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenue	$35,570	$48,730	$68,283	$84,718
Costs and expenses:
FI Share and other third-party costs	19,747	27,620	41,167	46,624
Delivery costs(1)	2,559	3,370	4,502	6,616
Sales and marketing expense(1)	10,247	11,047	18,463	20,384
Research and development expense(1)	4,888	2,782	8,347	5,723
General and administrative expense(1)	8,979	8,340	15,561	15,340
Depreciation and amortization expense	784	1,053	1,694	2,014
Total costs and expenses	47,204	54,212	89,734	96,701
Operating loss	(11,634)	(5,482)	(21,451)	(11,983)
Other (expense) income:
Interest expense, net	(992)	(338)	(2,741)	(642)
Change in fair value of warrant liabilities, net	1,611	—	(7,561)	—
Other expense, net	(2,038)	(690)	(1,355)	(199)
Total other expense	(1,419)	(1,028)	(11,657)	(841)
Loss before income taxes	(13,053)	(6,510)	(33,108)	(12,824)
Income tax benefit	—	—	—	—
Net loss	$(13,053)	$(6,510)	$(33,108)	$(12,824)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Delivery costs	$183	$199	$268	$363
Sales and marketing expense	2,668	952	3,611	1,659
Research and development expense	1,756	363	2,226	566
General and administrative expense	3,738	1,558	5,140	2,192
Total stock-based compensation expense	$8,345	$3,072	$11,245	$4,780
Comparison of Three and Six Months Ended June 30, 2018 and 2019
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Revenue by solution:
Cardlytics Direct	$35,098	$48,730	$13,632	39%	$67,219	$84,718	$17,499	26%
Other Platform Solutions	472	—	(472)	(100)	1,064	—	(1,064)	(100)
Total revenue	$35,570	$48,730	$13,160	37%	$68,283	$84,718	$16,435	24%
The $13.6 million increase in Cardlytics Direct revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 comprised of a $12.5 million increase in sales to existing marketers and a $1.1 million increase in sales to new marketers.

The $17.5 million increase in Cardlytics Direct revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 comprised of a $15.2 million increase in sales to existing marketers and a $2.3 million increase in sales to new marketers.
Other Platform Solutions revenue decreased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 due to our strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct.
Costs and Expenses
FI Share and Other Third-Party Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
FI Share and other third-party costs by solution:
Cardlytics Direct	$18,858	$26,889	$8,031	43%	$36,757	$45,240	$8,483	23%
Other Platform Solutions	543	—	(543)	(100)	1,133	—	(1,133)	(100)
Other components of FI Share and other third-party costs:
Non-cash equity expense included in FI Share	—	—	—	n/a	2,519	—	(2,519)	(100)
Amortization of deferred FI implementation costs	346	731	385	111	758	1,384	626	83
Total FI Share and other third-party costs	$19,747	$27,620	$7,873	40%	$41,167	$46,624	$5,457	13%
% of revenue	56%	57%			60%	55%
Cardlytics Direct FI Share and other third-party costs increased by $8.0 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and increased by $8.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increased revenue from sales of Cardlytics Direct.
Other Platform Solutions FI Share and other third-party costs decreased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 due to our strategic shift to focus the majority of our efforts and resources to support the growth of Cardlytics Direct.
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
Delivery Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Delivery costs	$2,559	$3,370	$811	32%	$4,502	$6,616	$2,114	47%
% of revenue	7%	7%			7%	8%
Delivery costs increased by $0.8 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to a $0.5 million increase in personnel salary, benefits, payroll taxes, stock and incentive compensation costs associated with additional headcount to host Cardlytics Direct for certain new FI partners and a $0.3 million increase in hosting-related software licensing costs.

Delivery costs increased by $2.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a $1.4 million increase in personnel salary, benefits, payroll taxes, stock and incentive compensation costs associated with additional headcount to host Cardlytics Direct for certain new FI partners, a $0.6 million increase in hosting-related software licensing costs and an increase of $0.1 million in stock-based compensation.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Sales and marketing expense	$10,247	$11,047	$800	8%	$18,463	$20,384	$1,921	10%
% of revenue	29%	23%			27%	24%
Sales and marketing expense increased by $0.8 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a $2.2 million increase in personnel salary, benefits, payroll taxes and incentive compensation expense associated with additional headcount and a $0.4 million increase in marketing, offset by a $0.1 million decrease in travel costs and a decrease in stock-based compensation of $1.7 million.
Sales and marketing expense increased by $1.9 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a $3.5 million increase in personnel salary, benefits, payroll taxes and incentive compensation expense associated with additional headcount and a $0.4 million increase in marketing, partially offset by a decrease in stock-based compensation of $2.0 million.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Research and development expense	$4,888	$2,782	$(2,106)	(43)%	$8,347	$5,723	$(2,624)	(31)%
% of revenue	14%	6%			12%	7%
Research and development expense decreased by $2.1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a $1.4 million decrease in stock-based compensation and a $0.7 million increase in capitalized software development costs.
Research and development expense decreased by $2.6 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a $1.6 million decrease in stock-based compensation, a $0.9 million increase in capitalized software development costs and a $0.1 million decrease in professional fees for legal and recruiting services.
General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
General and administration expense	$8,979	$8,340	$(639)	(7)%	$15,561	$15,340	$(221)	(1)%
% of revenue	25%	17%			23%	18%
General and administrative expense decreased by $0.6 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to a $2.2 million decrease in stock-based compensation expense, offset by a $0.4 million increase in personnel salary, benefits, payroll taxes and incentive compensation expense associated with additional headcount, a $0.4 million increase in bad debt expense, a $0.3 million increase in software licensing costs, a $0.2 million increase in professional fees, a $0.3 million increase in other expenses, including marketing, travel costs and non-income based taxes.

General and administrative expense decreased by $0.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a $2.9 million decrease in stock-based compensation expense, offset by a $0.8 million increase in software licensing costs, a $0.7 million increase in bad debt expense, a $0.6 million increase in professional fees, a $0.2 million increase in personnel salary, benefits, payroll taxes and incentive compensation expense associated with additional headcount, a $0.4 million increase in other expenses, including marketing, travel costs and insurance premium.
Depreciation and Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Depreciation and amortization expense	$784	$1,053	$269	34%	$1,694	$2,014	$320	19%
% of revenue	2%	2%			2%	2%
Depreciation and amortization expense increased by $0.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to depreciation of additional assets to host Cardlytics Direct for certain new FI partners.
Depreciation and amortization expense increased by $0.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to depreciation of additional assets to host Cardlytics Direct for certain new FI partners.
Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Interest expense	$(1,191)	$(469)	$722	(61)%	$(3,080)	$(958)	$2,122	(69)%
Interest income	199	131	(68)	(34)%	339	316	(23)	(7)%
Interest expense, net	$(992)	$(338)	$654	(66)%	$(2,741)	$(642)	$2,099	(77)%
% of revenue	(3)%	(1)%			(4)%	(1)%
Interest expense, net decreased $0.7 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to lower interest rates under our 2018 Loan Facility compared to our prior facility.
Interest expense, net decreased $2.1 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to lower interest rates under our 2018 Loan Facility compared to our prior facility.
Change in Fair Value of Warrant Liabilities

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Change in fair value of warrant liabilities	$1,611	$—	$(1,611)	(100)%	$(7,561)	$—	$7,561	(100)%
% of revenue	5%	—%			(11)%	—%
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

Other Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Foreign currency loss	$(1,109)	$(668)	$441	(40)%	$(426)	$(176)	$250	(59)%
Loss on extinguishment of debt	(924)	(23)	901	(98)%	(924)	(23)	901	(98)%
Other expense	(5)	1	6	(120)%	(5)	—	5	(100)%
Other expense, net	$(2,038)	$(690)	$1,348	(66)%	$(1,355)	$(199)	$1,156	(85)%
% of revenue	2%	(1)%			2%	—%
Other expense, net increased by $1.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and increased $1.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a $0.9 million loss on extinguishment of debt related to the unamortized discount and unamortized debt issuance costs associated with the 2016 Line of Credit and 2016 Term Loan and changes in foreign currency rates.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, restricted cash, accounts receivable and working capital (in thousands):

	December 31, 2018	June 30, 2019
Cash and cash equivalents	$39,623	$32,495
Restricted cash	20,247	10,254
Accounts receivable, net	58,125	63,772
Working capital	72,446	57,877
We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of June 30, 2019 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts upon which we earn up to a 1.06% annual rate of interest. As of June 30, 2019, we had $32.5 million in unrestricted cash and cash equivalents and $13.3 million of available borrowings under the 2018 Line of Credit. During the second quarter of 2019, we used $10.0 million of restricted cash and to partially repay the 2018 Term Loan. As of June 30, 2019, we had $3.7 million in cash and cash equivalents in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through June 30, 2019, we have incurred accumulated net losses of $334.3 million since inception, including losses of $33.1 million and $12.8 million for the six months ended June 30, 2018 and 2019, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, our initial public offering of our common stock as well as lines of credit and term loans. Through June 30, 2019, we have received net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $66.1 million from our initial public offering. As of June 30, 2019, we had $26.7 million outstanding under our 2018 Line of Credit and $10.0 million outstanding under our 2018 Term Loan. Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.
During 2018, development payments to a certain FI partner totaled $9.3 million, which is expected to be offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $2.3 million of which has been recovered through June 30, 2019.
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

The following table shows a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2018	2019
Cash, cash equivalents and restricted cash at beginning of period	$21,262	$59,870
Net cash used in operating activities	(12,785)	(2,969)
Net cash used in investing activities	(2,161)	(5,163)
Net cash from (used in) financing activities	64,206	(8,890)
Effect of exchange rates on cash, cash equivalents and restricted cash	(54)	(99)
Cash, cash equivalents and restricted cash at end of period	$70,468	$42,749
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
2018 Loan Facility
On May 14, 2019, we amended our loan facility with Pacific Western Bank ("2018 Loan Facility") to increase the capacity of our asset-based revolving line of credit (“2018 Line of Credit”), from $30.0 million to $40.0 million, and decrease the capacity of our term loan (“2018 Term Loan”) from $20.0 million to $10.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 21, 2020 to May 14, 2021. Upon the execution of the amendment, we repaid $10.0 million of the principal balance of the 2018 Term Loan, resulting in a remaining balance of $10.0 million outstanding. The 2018 Loan Facility does not include any prepayment penalties.
On March 27, 2019, we amended the 2018 Loan Facility to replace moving trailing 12-month revenue covenants with moving trailing 12-month billing covenants, which range from $210.0 million to $255.0 million, during the term of the facility. The moving 12-month billings covenant was $219.0 million for June 2019.
Under the amended terms of the 2018 Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $40.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate minus 0.50%, or 5.00% as of June 30, 2019. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $40.0 million revolving commitment. Interest accrues on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.75% as of June 30, 2019.
All of our obligations under the 2018 Loan Facility are also secured by a first priority lien on substantially all of our assets. Under the terms of the 2018 Loan Facility, as amended, we are required to maintain a deposit of $10.0 million in an account controlled by our lender as additional security for our payment obligations. The 2018 Loan Facility also requires us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million.
The 2018 Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that prohibits mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and the payment or declaration of dividends; in each case subject to specified exceptions.
The 2018 Loan Facility also includes standard events of default, including in the event of a material adverse change. Upon the occurrence of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as are set forth in the 2018 Loan Facility and increase the interest rate otherwise applicable to the 2018 Term Loan or advances under the 2018 Line of Credit by an additional 3.00%.
We were in compliance with all financial covenants as of June 30, 2019.

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
Operating activities used $3.0 million of cash during the six months ended June 30, 2019, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $12.8 million, partially offset by $9.2 million of non-cash charges and a $0.6 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, and amortization of deferred FI implementation costs. The change in our net operating assets and liabilities was primarily due to a $7.0 million increase in accounts receivable, a $2.9 million increase in FI Share liability and a $4.0 million increase in our Consumer Incentive liability as a result of longer payment terms negotiated within more recent contracts with our FI partners as of June 30, 2019 compared to December 31, 2018, as well as a $1.6 million increase in prepaid expenses and other assets.
Operating activities used $12.8 million of cash during the six months ended June 30, 2018, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $33.1 million, partially offset by non-cash charges of $27.7 million and a $2.2 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, the change in fair value of our warrant liabilities, non-cash interest expense and a $2.5 million non-cash expense related to the vesting of warrants upon completion of our IPO in February 2018. The change in our net operating assets and liabilities was primarily due to a $7.7 million decrease in accounts receivable and a $3.2 million decrease in FI Share liability resulting from seasonally lower sales as of June 30, 2019 compared to December 31, 2017, and a $1.2 million decrease in accounts payable and accrued expenses.
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2019 as we continue to invest in and grow our business.
Investing activities used $5.2 million in cash in the six months ended June 30, 2019. Our investing cash flows during this period primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
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
Financing activities used $8.9 million in cash during the six months ended June 30, 2019. During the second quarter of 2019, we used $10.0 million of restricted cash and to partially repay the 2018 Term Loan. The remaining financing activities during this period primarily consisted of proceeds from the exercise of options to purchase shares of common stock.
Financing activities provided $64.2 million in cash during the six months ended June 30, 2018. Our financing activities during this period primarily consisted of net proceeds of $66.1 million from our IPO as well as proceeds from the exercise of options to purchase shares of common stock.

Contractual Obligations & Commitments
The following table summarizes our debt payment obligations under the 2018 Loan Facility as of June 30, 2019:

	Less than 1 Year (remaining 2019)	1 to 3 Years (2020 and 2021)	3 to 5 Years (2022 and 2023)	More than 5 Years (thereafter)	Total
	(in thousands)
Debt(1)	$—	$36,703	$—	$—	$36,703

(1)	Amount represents $26.7 million of our 2018 Line of Credit and $10.0 million of our 2018 Term Loan. There is no prepayment penalty under the terms of our 2018 Loan Facility.
As of June 30, 2019, other than as described above, there have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 5, 2019.
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
Interest Rate Risk
The interest rates under the 2018 Term Loan and 2018 Line of Credit are variable. Interest under the 2018 Term Loan bears an interest rate of the prime rate minus 2.75%, or 2.75%. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 5.00%. As of June 30, 2019 the prime rate was 5.50% and a 10% increase in the current prime rate would, for example, result in a $0.3 million annual increase in interest expense if the maximum borrowable amount under the 2018 Term Loan and 2018 Line of Credit were outstanding for an entire year.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the six months ended June 30, 2018 and 2019, our operating expense would have increased by $0.5 million and $0.6 million, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our revenue increased by 16% from $130.4 million in 2017 to $150.7 million in 2018. Our revenue increased 24% from $68.3 million in the six months ended June 30, 2018 to $84.7 million in the six months ended June 30, 2019. Our billings increased 32% from $100.2 million in the six months ended June 30, 2018 to $132.3 million in the six months ended June 30, 2019. We may not be able to sustain revenue and billings growth consistent with our recent history or at all. You should not consider our revenue and billings growth in recent periods as indicative of our future performance. As we grow our business, we expect our revenue and billings growth rates to slow in future periods due to a number of factors, which may include slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or banks and credit unions, which we refer to as FIs, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon Cardlytics Direct.
All of our revenue and billings during the six months ended June 30, 2019 was derived from sales of Cardlytics Direct. We have historically derived substantially all of our revenue and billings from Cardlytics Direct and expect to continue to derive substantially all of our future revenue and billings from sales of Cardlytics Direct for the foreseeable future. Our operating results could suffer due to:

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
During the three months ended June 30, 2018 and 2019, Bank of America contributed 52% and 27% of our average FI MAUs, respectively. Chase contributed 0% and 47% of our average FI MAUs during the three months ended June 30, 2018 and 2019, respectively. NCR contributed 10% and 7% of our average FI MAUs and PNC contributed 11% and 6% of our average FI MAUs during the three months ended June 30, 2018 and 2019, respectively. We anticipate that Chase and Bank of America will contribute a significant portion of our average FI MAUs for the foreseeable future.
In addition, we pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs. During six months ended June 30, 2018 and 2019, Bank of America accounted for 67% and 41% of the total FI Share we paid to all FIs, respectively. Chase accounted for 0% and 35% of the total FI Share we paid to all FIs during the six months ended June 30, 2018 and 2019, respectively. We anticipate that Bank of America and Chase, will continue to receive a significant portion of our FI Share for the foreseeable future.
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
In August 2018, we signed a four-year agreement, with the initial term expiring on July 1, 2022, for a national launch of Cardlytics Direct with Wells Fargo. We expect Wells Fargo to begin a phased launch of the Cardlytics Direct program in the fourth quarter of 2019. The full deployment at Wells Fargo may require significant investment in our systems and infrastructure, and we may encounter unforeseen technological issues which could cause delays in the launch, limitations to the scope of the launch or an inability to launch at all. In addition, Wells Fargo may terminate the agreement at any time upon 180 days' written notice. If the full deployment at Wells Fargo is delayed, limited or terminated, our business, financial condition and operating results could be harmed.

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
Our marketer base is concentrated with our top five marketers representing 23%, 23%, and 28% of revenue for 2017, 2018 and the six months ended June 30, 2019, respectively. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
Further, our top five marketers represented 23% and 30% of accounts receivable as of December 31, 2018 and June 30, 2019, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could adversely affect our business, results of operations and financial conditions.
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
As of June 30, 2019, our total indebtedness was $36.7 million. We currently have a loan facility with Pacific Western Bank (the "2018 Loan Facility") consisting of a $40.0 million asset-based revolving line of credit ("2018 Line of Credit") and a $10.0 million term loan ("2018 Term Loan") maturing on May 14, 2021. As of June 30, 2019, there was $26.7 million and $10.0 million outstanding under the 2018 Line of Credit and 2018 Term Loan, respectively. There is no prepayment penalty under the terms of our 2018 Loan Facility.
Our 2018 Loan Facility is secured by substantially all of our assets and requires us, and any debt instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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
We are also required under the 2018 Loan Facility to comply with specified financial covenants. Our ability to comply with those financial covenants can be affected by events beyond our control and we may not be able to comply with those covenants. These covenants may make it difficult to operate our business. A failure by us to comply with the covenants contained in our 2018 Loan Facility could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, including the occurrence of a material adverse change, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our 2018 Loan Facility. If the indebtedness under our 2018 Loan Facility were to be accelerated, our future financial condition could be materially adversely affected.
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
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of June 30, 2019. The timing of the completion of the milestones is uncertain; however, we do not currently believe the FI partner will complete the milestones in 2019. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
In 2017, we paid certain of our FI partners an aggregate of approximately $2.6 million related to 2016 FI Share commitments in excess of the amount of FI Share otherwise payable to such FI partners in the absence of such commitments, and it is possible that we may be required to fund similar shortfalls in future periods. In certain cases, we are also responsible for funding certain development costs for user interface enhancements and implementation costs on behalf of FIs. These agreements allow for reimbursements to us through future reductions to FI Share. During 2018, development payments to a certain FI partner totaled $9.3 million, which are expected to be offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $2.3 million of which has been recovered through June 30, 2019.
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
Our FI partners and FI partner prospects engage in highly regulated businesses, are often slow to adopt technological innovation and have rigorous standards with respect to providing third parties, like us, with access to their data. Our operating results depend in part on expanding our FI network to maintain and enhance the scale of our solutions. The length of time that it takes to add an FI partner to our network, from initial evaluation to integration into our network, varies substantially from FI to FI and may take several years. Our sales and integration cycle with respect to our FI partners is long and unpredictable, requires considerable time and expense and may not ultimately be successful. It is difficult to predict exactly when, or even if, a new FI partner will join our network and we may not generate revenue from a new FI partner in the same period as we incurred the costs associated with acquiring such FI partner, or at all. Once an FI partner has agreed to work with us, it may take a lengthy period of time for the implementation of our solutions to be prioritized and integrated into the FI partner’s infrastructure. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our stock to decline. Ultimately, if additions to our FI network are not realized in the time period expected or not realized at all, or if an FI partner terminates its agreement with us, our business, financial condition and operating results could be adversely affected.
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
We have spent the last several years and significant resources building out technology integrations with our FI partners to facilitate the delivery of incentive programs to our FIs’ customers and measuring those customers subsequent in-store or digital spending. We are also reliant on our network of FI partners to promote their digital incentive programs, increase customer awareness and leverage additional customer outreach channels like email, all of which can increase customer engagement, as well as expand our network of FI partners. We believe that key factors in the success and effectiveness of our incentive program include the level of accessibility and prominence of the program on the FI partners’ website and mobile applications, as well as the user interface through which a customer is presented with marketing content. In certain cases, we have little control over the prominence of the incentive program and design of the user interface that our FI partners choose to use. To the extent that our FI partners deemphasize incentive programs, make incentive programs difficult to locate on their website and/or mobile applications and/or fail to provide a user interface that is appealing to FIs' customers, FIs' customers may be less likely to engage with the incentive programs, which could negatively impact the amount of fees that we are able to charge our marketer customers in connection with marketing campaigns, and, therefore, our revenue. In addition, a failure by FIs to properly deliver or sufficiently promote marketing campaigns would reduce the efficacy of our solutions and impair our ability to attract and retain marketers and their agencies. As a result, the revenue we generate from our Cardlytics Direct solution may be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $19.6 million, $53.0 million and $12.8 million in 2017, 2018 and the six months ended June 30, 2019, respectively. As of June 30, 2019, we had an accumulated deficit of $334.3 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
During each of 2017, 2018 and the six months ended June 30, 2019, we derived 13%, 13% and 12% of our revenue outside the U.S, respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and have opened a research and development office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.

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
Currently we have an office in the U.K., which contributed 13%, 13% and 12% of our revenue in each of 2017, 2018 and the six months ended June 30, 2019, respectively. On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the U.K. will cease to be an EU Member State either on the effective date of a withdrawal agreement (entry into such a withdrawal agreement will require U.K. parliamentary approval) or, failing that, two years following the U.K's notification of its intention to leave the EU (the “Brexit Date”), unless the European Council (together with the U.K.) unanimously decides to extend the two year period. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave the EU. It appears likely that Brexit will continue to involve a process of lengthy negotiations between the U.K. and EU Member States to determine the future terms of the U.K’s relationship with the EU. For example, in March 2018, the U.K. reached a provisional agreement (the “Withdrawal Agreement”) with the EU on transitional arrangements following the U.K's exit (which are intended to enable the U.K. to remain within the EU single market and customs union for a transitional period through 2020), but the Withdrawal Agreement needs to be formally agreed as part of the withdrawal arrangements currently under negotiation. Given that no formal withdrawal arrangements have been agreed, there have been several extensions to the Brexit Date and the U.K. has yet to formally leave the EU. On April 11, 2019, the EU granted the U.K. a further extension to the Brexit Date until October 31, 2019. The purpose of this extension is to allow for the ratification of the Withdrawal Agreement by the U.K. House of Commons. If the Withdrawal Agreement is ratified, the U.K. will leave the EU earlier than October 31, 2019.
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
As of June 30, 2019, we had 421 employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
As of June 30, 2019, we had direct contractual relationships with 21 of our FI partners. Our other FI partners became part of our network through bank processors and digital banking providers. While FI partners that were part of our network through our relationships with bank processors and digital banking providers contributed approximately 7% and 1%, respectively, of our total number of average FI MAUs for the six months ended June 30, 2019, these indirect FI partners represented substantially all of our total FI partners as of June 30, 2019. These indirect FI partners may terminate their relationships with these bank processors or digital banking providers, thereby indirectly terminating their relationships with us, independent of the actual or perceived value of our solutions to them.
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
Although we have not collected or retained data that is traditionally considered PII under U.S. law, such as names, email addresses, addresses, phone numbers, social security numbers, credit card numbers, financial data or health data, we typically do collect and store Internet Protocol addresses and other device identifiers, which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Furthermore, we may elect to use PII in the future for our current solutions or solutions we may introduce. In addition, certain U.S. laws impose requirements on the collection and use of information from or about users or their devices. Other existing laws may in the future be revised, or new laws may be passed, to impose more stringent requirements on the use of identifiers to collect user information, including information of the type that we collect. Changes in regulations could affect the type of data that we may collect; restrict our ability to use identifiers to collect information, and, thus, affect our ability to actually collect that information; the costs of doing business online, and, therefore, the demand for our solutions; the ability to expand or operate our business; and harm our business. For instance, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.  The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. In the event that we are subject to or affected by the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additionally, our FI partners may choose to alter or discontinue our program in light of the CCPA, which could adversely affect our financial condition.
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
As of June 30, 2019, we had four issued patents and are pursuing five additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $33.66 through August 8, 2019. Factors that may affect the market price of our common stock include:

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Issuances of Common Stock upon the Exercise of Warrants
On July 5, 2019 we issued 7,560 shares of our common stock upon the net exercise of warrants to purchase 38,062 shares of our common stock to one accredited investor.
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
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
10.1**	Non-Employee Director Compensation Plan					X
10.2	Second Amendment to Loan and Security Agreement, dated May 14, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
** Indicates management contract or compensatory plan.
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

Cardlytics, Inc.

Date:	August 8, 2019	By:	/s/ Scott D. Grimes
Scott D. Grimes
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2019	By:	/s/ David T. Evans
David T. Evans
Chief Financial Officer (Principal Financial and Accounting Officer)