Form 10-Q
period 2019-09-30
Cardlytics, Inc.
filed 2019-11-12
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission File Number: 001-38386

CARDLYTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware		26-3039436
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
675 Ponce de Leon Ave. NE, Ste 6000	Atlanta	Georgia	30308
(Address of principal executive offices, including zip code)
(888)		792-5802
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CDLX	NASDAQ
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, there were 25,711,713 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2018	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$39,623	$95,184
Restricted cash	20,247	246
Accounts receivable, net	58,125	61,691
Other receivables	2,417	3,634
Prepaid expenses and other assets	3,956	5,320
Total current assets	124,368	166,075
Long-term assets:
Property and equipment, net	10,230	12,125
Intangible assets, net	370	375
Capitalized software development costs, net	1,625	3,099
Deferred FI implementation costs, net	15,877	10,235
Other long-term assets, net	1,293	1,338
Total assets	$153,763	$193,247
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,099	$1,946
Accrued liabilities:
Accrued compensation	5,936	6,944
Accrued expenses	4,388	3,906
FI Share liability	27,656	33,697
Consumer Incentive liability	11,476	15,873
Deferred billings	346	745
Current portion of long-term debt	21	23
Total current liabilities	51,922	63,134
Long-term liabilities:
Deferred liabilities	3,173	2,773
Long-term debt, net of current portion	46,693	19
Total liabilities	101,788	65,926
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 22,466 and 25,664 shares issued and outstanding as of December 31, 2018 and September 30, 2019, respectively	7	8
Additional paid-in capital	371,463	466,737
Accumulated other comprehensive income	1,992	2,634
Accumulated deficit	(321,487)	(342,058)
Total stockholders’ equity	51,975	127,321
Total liabilities and stockholders’ equity	$153,763	$193,247

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenue	$34,582	$56,419	$102,865	$141,137
Costs and expenses:
FI Share and other third-party costs	17,982	32,470	59,149	79,094
Delivery costs	3,007	3,070	7,509	9,686
Sales and marketing expense	9,452	11,074	27,915	31,458
Research and development expense	4,097	3,018	12,444	8,741
General and administration expense	7,925	12,218	23,486	27,558
Depreciation and amortization expense	777	1,167	2,471	3,181
Total costs and expenses	43,240	63,017	132,974	159,718
Operating loss	(8,658)	(6,598)	(30,109)	(18,581)
Other income (expense):
Interest expense, net	(254)	(218)	(2,995)	(860)
Change in fair value of warrant liabilities, net	801	—	(6,760)	—
Other expense	(257)	(931)	(1,612)	(1,130)
Total other income (expense)	290	(1,149)	(11,367)	(1,990)
Loss before income taxes	(8,368)	(7,747)	(41,476)	(20,571)
Net loss	(8,368)	(7,747)	(41,476)	(20,571)
Adjustments to the carrying value of preferred stock	—	—	(157)	—
Net loss attributable to common stockholders	$(8,368)	$(7,747)	$(41,633)	$(20,571)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.33)	$(2.29)	$(0.90)
Weighted-average common shares outstanding, basic and diluted	20,970	23,561	18,150	22,936

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net loss	$(8,368)	$(7,747)	$(41,476)	$(20,571)
Other comprehensive income:
Foreign currency translation adjustments	202	565	574	642
Total comprehensive loss	$(8,166)	$(7,182)	$(40,902)	$(19,929)

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2019:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2018	22,466	$7	$371,463	$1,992	$(321,487)	$51,975
Exercise of common stock options	215	—	2,850	—	—	2,850
Exercise of common stock warrants	821	—	17,659	—	—	17,659
Stock-based compensation	—	—	12,292	—	—	12,292
Settlement of restricted stock	164	—	—	—	—	—
Issuance of common stock	1,904	1	61,308	—	—	61,309
Issuance of common stock pursuant to the ESPP	94	—	1,165	—	—	1,165
Other comprehensive income	—	—	—	642	—	642
Net loss	—	—	—	—	(20,571)	(20,571)
Balance – September 30, 2019	25,664	$8	$466,737	$2,634	$(342,058)	$127,321

Three Months Ended September 30, 2019:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2019	22,828	$7	$378,773	$2,069	$(334,311)	$46,538
Exercise of common stock options	104	—	1,502	—	—	1,502
Exercise of common stock warrants	821	—	17,659	—	—	17,659
Stock-based compensation	—	—	7,495	—	—	7,495
Settlement of restricted stock	7	—	—	—	—	—
Issuance of common stock	1,904	1	61,308	—	—	61,309
Other comprehensive income	—	—	—	565	—	565
Net loss	—	—	—	—	(7,747)	(7,747)
Balance – September 30, 2019	25,664	$8	$466,737	$2,634	$(342,058)	$127,321

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2018:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2017	3,439	$—	$58,693	$1,066	(268,445)	$(208,686)
Exercise of common stock options	329	—	1,799	—	—	1,799
Exercise of common stock warrants	1,142	—	—	—	—	—
Stock-based compensation	—	—	16,968	—	—	16,968
Settlement of restricted stock	37	—	—	—	—	—
Issuance of common stock	5,821	1	66,100	—	—	66,101
Vesting of common stock warrants	—	—	17,774	—	—	17,774
Conversion of preferred stock to common stock	10,643	6	196,588	—	—	196,594
Conversion of preferred stock warrants to common stock warrants	—	—	1,736	—	—	1,736
Accretion of redeemable convertible preferred stock to redemption value	—	—	(157)	—	—	(157)
Other comprehensive income	—	—	—	574	—	574
Net loss	—	—	—	—	(41,476)	(41,476)
Balance – September 30, 2018	21,411	$7	$359,501	$1,640	$(309,921)	$51,227

Three Months Ended September 30, 2018:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2018	20,316	$7	$336,874	$1,438	$(301,553)	$36,766
Exercise of common stock options	265	—	1,655	—	—	1,655
Exercise of common stock warrants	793	—	—	—	—	—
Stock-based compensation	—	—	5,717	—	—	5,717
Settlement of restricted stock	37	—	—	—	—	—
Vesting of common stock warrants	—	—	15,255	—	—	15,255
Other comprehensive income	—	—	—	202	—	202
Net loss	—	—	—	—	(8,368)	(8,368)
Balance – September 30, 2018	21,411	$7	$359,501	$1,640	$(309,921)	$51,227

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2019
Operating activities
Net loss	$(41,476)	$(20,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,471	3,181
Amortization of financing costs charged to interest expense	255	72
Accretion of debt discount and non-cash interest expense	2,326	—
Stock-based compensation expense	16,968	12,266
Change in fair value of warrant liabilities, net	6,760	—
Other non-cash expense, net	4,136	2,434
Amortization of deferred FI implementation costs	1,136	2,173
Settlement of paid-in-kind interest	(8,353)	—
Change in operating assets and liabilities:
Accounts receivable	10,883	(5,789)
Prepaid expenses and other assets	(1,797)	(1,368)
Deferred FI implementation costs	(5,750)	—
Recovery of deferred FI implementation costs	4,036	3,469
Accounts payable	221	(401)
Other accrued expenses	24	1,453
FI Share liability	(3,728)	6,041
Customer Incentive liability	(2,412)	4,397
Net cash (used in) from operating activities	(14,300)	7,357
Investing activities
Acquisition of property and equipment	(3,190)	(4,561)
Acquisition of patents	(14)	(14)
Capitalized software development costs	(981)	(1,836)
Net cash used in investing activities	(4,185)	(6,411)
Financing activities
Proceeds from issuance of debt	47,435	—
Principal payments of debt	(52,475)	(46,692)
Proceeds from issuance of common stock	72,179	81,922
Equity issuance costs	(1,949)	(38)
Debt issuance costs	(48)	(143)
Net cash from financing activities	65,142	35,049
Effect of exchange rates on cash, cash equivalents and restricted cash	(107)	(435)
Net increase in cash, cash equivalents and restricted cash	46,550	35,560
Cash, cash equivalents, and restricted cash — Beginning of period	21,262	59,870
Cash, cash equivalents, and restricted cash — End of period	$67,812	$95,430

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2019
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$47,812	$95,184
Restricted cash	20,000	246
Total cash, cash equivalents and restricted cash — End of period	$67,812	$95,430

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$9,158	$1,259
Amounts accrued for property and equipment	$1,697	$991
Amounts accrued for capitalized software development costs	$9	$—

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
We also operate in the United Kingdom through Cardlytics UK Limited, a wholly-owned and operated subsidiary registered as a private limited company in England and Wales, and in India through Cardlytics Services India Private Limited, a wholly-owned and operated subsidiary registered as a private limited company in India.
Proceeds from Issuance of Common Stock
On September 13, 2019, we closed a public equity offering in which we sold 1,904,154 shares of common stock, which included 404,154 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $34.00 per share. We received total net proceeds of $61.0 million after deducting underwriting discounts and commissions of $3.2 million and offering costs of $0.5 million.
Selling stockholders, including certain of our executive officers and entities affiliated with certain of our directors, sold 1,194,365 shares of common stock in the offering at a public offering price of $34.00. We did not receive any proceeds from the sale of common stock by the selling stockholders.
During the three and nine months ended September 30, 2019, we also received $19.2 million and $20.5 million in proceeds from the exercise of options and warrants to purchase shares of common stock, respectively.
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
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. If a cloud computing arrangement includes a license to internal-use software, then the software license is accounted for by the customer in accordance with Subtopic 350-40. This generally means that an intangible asset is recognized for the software license and, to the extent that the payments attributable to the software license are made over time, a liability also is recognized. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. This generally means that the fees associated with the hosting element (service) of the arrangement are expensed as incurred. For public entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, for all entities. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, and therefore we will be required to adopt this ASU for annual reporting periods beginning after December 15, 2020. We plan to early adopt this ASU on January 1, 2020 on a prospective basis. We do not expect the adoption to have a material effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC Topic 840, Leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. The ASU requires lessees to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of applying the requirements of the new lease standard in the period of adoption with no restatement to comparative periods. For public entities, this ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, this ASU is effective for annual periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. On October 16, 2019, the FASB "tentatively affirmed" its decision issued on August 15, 2019, to change the effective date of ASC Topic 842 for private entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The final ASU regarding the change in effective date is pending. We have made the election to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, and therefore we will be required to adopt this ASU for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. Although we are currently evaluating the impact of this guidance on our consolidated financial statements, we expect that most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance.

3.     REVENUE
We have generated revenue through the sale of two categories of solutions that leverage our intelligence platform: (1) our proprietary native banking channel, Cardlytics Direct, and (2) our Other Platform Solutions. We have generated substantially all of our revenue from sales of Cardlytics Direct since inception.
Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. We have shifted the majority of our efforts and resources to support the growth of Cardlytics Direct. As a result, we have not and do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future.
Cardlytics Direct
Cardlytics Direct is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited online and mobile banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. We generally pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to FIs’ customers and certain third-party data costs.
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

The following table summarizes revenue by pricing model (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Cost per Served Sale	$25,320	$40,000	$67,775	$94,558
Cost per Redemption	8,236	15,611	29,447	43,851
Other	1,026	808	5,643	2,728
Revenue	$34,582	$56,419	$102,865	$141,137

Revenue Recognition
We determine revenue recognition through the following steps:

•	identification of a contract with a customer,

•	identification of the performance obligation(s) in the contract,

•	determination of the transaction price,

•	allocation of the transaction price to the performance obligation(s) in the contract, and

•	recognition of revenue when or as the performance obligation(s) are satisfied.
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
We invoice marketers monthly based on the qualifying purchases of FIs' customers as reported by our FI partners during the month. Invoice payment terms, negotiated on a marketer-by-marketer basis, are typically between 30 to 60 days. However, for certain marketing agencies with sequential liability terms, payments are not due to us until such marketing agency has received payment from its marketer client. Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis. Consumer Incentives totaled $14.0 million and $26.3 million during the three months ended September 30, 2018 and 2019, respectively, and totaled $45.9 million and $73.9 million during the nine months ended September 30, 2018 and 2019, respectively.
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
Contract Costs
Given the short-term nature of our marketing campaigns, all contract costs are expensed as incurred since the expected period of benefit is less than one year. Costs to fulfill a contract include immaterial costs to set up a campaign that we expense as incurred due to the short-term nature of our marketing campaigns

4.     DEBT
Our debt consists of the following (in thousands):

	December 31, 2018	September 30, 2019
Lines of credit	$26,677	$—
Term loans(1)	19,980	—
Capital leases	57	42
Total debt	46,714	42
Less current portion of long-term debt	(21)	(23)
Long-term debt, net of current portion	$46,693	$19

(1)	Net of unamortized debt issuance costs of $20 and $0 as of December 31, 2018 and September 30, 2019, respectively.
2018 Loan Facility
On May 14, 2019, we amended our loan facility with Pacific Western Bank ("2018 Loan Facility") to increase the capacity of our asset-based revolving line of credit (“2018 Line of Credit”), from $30.0 million to $40.0 million, and decrease the capacity of our term loan (“2018 Term Loan”) from $20.0 million to $10.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 21, 2020 to May 14, 2021. We repaid $10.0 million of the principal balance of the 2018 Term Loan upon the execution of the amendment in May 2019 and repaid the remaining $10.0 million principal balance in September 2019. In September 2019, we reduced our outstanding borrowings under our 2018 Line of Credit by $26.7 million. The 2018 Loan Facility does not include any prepayment penalties.
On March 27, 2019, we amended the 2018 Loan Facility to replace moving trailing 12-month revenue covenants with moving trailing 12-month billing covenants, which range from $210.0 million to $255.0 million, during the term of the facility. The moving 12-month billings covenant was $225.0 million for September 2019. The 2018 Loan Facility also requires us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million.
Under the amended terms of the 2018 Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $40.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate minus 0.50%, or 4.50% as of September 30, 2019. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $40.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.50% at the date of repayment in September 2019.
The 2018 Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that prohibits mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and the payment or declaration of dividends; in each case subject to specified exceptions.
The 2018 Loan Facility also includes standard events of default, including in the event of a material adverse change. Upon the occurrence of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as are set forth in the 2018 Loan Facility and increase the interest rate otherwise applicable to advances under the 2018 Line of Credit by an additional 3.00%. All of our obligations under the 2018 Loan Facility are secured by a first priority lien on substantially all of our assets.
As of September 30, 2019, we had $40.0 million of unused available borrowings under our 2018 Line of Credit. We were in compliance with all financial covenants as of September 30, 2019.
Future Payments
Aggregate future payments of principal and interest due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt	Capital leases	Total debt
2019 (remainder of year)	$—	$5	$5
2020	—	24	24
2021	—	13	13
Total debt	$—	$42	$42

5.     STOCK-BASED COMPENSATION
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
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Delivery costs	$203	$176	$471	$539
Sales and marketing expense	1,939	1,432	5,550	3,091
Research and development expense	915	638	3,141	1,204
General and administration expense	2,666	5,240	7,806	7,432
Total stock-based compensation expense	$5,723	$7,486	$16,968	$12,266

During each of the nine months ended September 30, 2018 and 2019, we capitalized less than $0.1 million of stock-based compensation expense for software development.
Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. A summary of common stock option activity is as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2018	1,774	$20.55	2.01	$1,214
Granted	39	20.64
Exercised	(215)	13.25
Forfeited	(28)	23.82
Canceled	(65)	22.36
Options outstanding — September 30, 2019	1,505	21.46	1.33	$18,871
Exercisable — September 30, 2019	1,195	$20.70

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value based on the $10.83 and $33.52 per share closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2018 and September 30, 2019, respectively, that would have been received by option holders had all in-the-money options been exercised on that date.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2018 and 2019 was $10.00 and $0.47 per share, respectively. The total fair value of options vested during the nine months ended September 30, 2018 and 2019 was approximately $5.0 million and $3.2 million, respectively. As of September 30, 2019, unamortized stock-based compensation expense related to unvested common stock options was $3.6 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.3 years.

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. A summary of RSU activity, inclusive of performance-based RSUs, is as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Period (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2018	381	$18.11	2.42	$4,536
Granted	1,792	15.86
Vested(1)	(324)	14.65
Forfeited	(112)	19.02
Unvested — September 30, 2019	1,737	$16.38	3.06	$21,519

(1)	Includes 160 RSUs that have vested but have not been settled.
During the nine months ended September 30, 2019, we granted 539,523 RSUs, exclusive of performance-based RSUs, to employees and non-employee directors, which have annual vesting periods ranging from one to four years.
Subsequent to September 30, 2019, we granted 186,309 RSUs to employees. The unamortized stock-based compensation expense related to these RSUs is $6.8 million.
Performance-based RSUs
In February 2018, we granted 875,000 performance-based restricted stock units ("2018 PSUs"). We recognized $6.9 million in stock-based compensation expense during the nine months ended September 30, 2018. The performance targets were achieved during the fourth quarter of 2018, resulting in the issuance of 850,000 shares of our common stock to fully settle the 2018 PSUs. During 2018, 25,000 of the 2018 PSUs were forfeited prior to the performance targets being reached.
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
The vesting conditions of each of the four tranches must be achieved within four years of the grant date. Upon a vesting event, 50% of the related tranche vests immediately, 25% of the related tranche vests six months after achievement date and 25% of the related tranche vests 12 months after the achievement date. Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In August 2019, the Compensation Committee of our Board of Directors certified that the target minimum trailing 30-day average closing price of our common stock was achieved resulting in the immediate vesting of 50% of the related PSU tranche.
Employee Stock Purchase Plan
Our 2018 Employee Stock Purchase Plan ("2018 ESPP") enables eligible employees to purchase shares of our common stock at a discount. Purchases are accomplished through participation in discrete offering periods. On each purchase date, participating employees purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. During the nine months ended September 30, 2019, 93,584 shares of common stock were purchased by employees under the 2018 ESPP.
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

6.    COMMON STOCK WARRANTS
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
A summary of common stock warrant activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-average exercise price per share
Warrants outstanding — December 31, 2018	868	$21.89
Exercised	(821)	21.89
Forfeited/canceled	(34)	21.29
Warrants outstanding — September 30, 2019	13	$23.64

7.     RELATED PARTIES
Agreements with Fidelity Information Services, LLC
We are party to a reseller agreement with Fidelity Information Services, LLC ("FIS"). Pursuant to the reseller agreement, FIS markets and sells our services to financial institutions that are current or potential customers of FIS in exchange for a revenue share percentage.
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
In September 2019, FIS exercised all of their warrants to purchase common stock, resulting in cash proceeds of $15.2 million and the issuance of 644,365 shares of our common stock.
8.     COMMITMENTS AND CONTINGENCIES
FI Implementation Costs
Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to FI partners are included in deferred FI implementation costs on our condensed consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in FI Share and other third-party costs on our condensed consolidated statements of operations and is presented in amortization of deferred FI implementation costs on our condensed consolidated statement of cash flows. Certain of these agreements provide for future reductions in FI Share due to the FI partner. These reductions in FI Share are recorded as a reduction to deferred FI implementation costs and also result in a cumulative adjustment to accumulated amortization. During 2018, development payments to a certain FI partner totaled $9.3 million which is expected to be partially offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $3.5 million of which has been recovered through September 30, 2019.

The following table presents changes in deferred FI implementation costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Beginning balance	$12,425	$12,181	$13,625	$15,877
Deferred costs	3,500	—	5,750	—
Recoveries through FI Share	(1,344)	(1,157)	(4,036)	(3,469)
Amortization	(378)	(789)	(1,136)	(2,173)
Ending balance	$14,203	$10,235	$14,203	$10,235

We have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of September 30, 2019. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
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
9.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2018 and 2019 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities as of September 30, 2018 and September 30, 2019 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	September 30,
	2018	2019
Common stock options	1,862	1,505
Common stock warrants	868	13
Unvested restricted stock units	1,200	1,737
Common stock issuable pursuant to the ESPP	151	49

10.     SEGMENTS
As of September 30, 2019, we have two operating segments: Cardlytics Direct in the U.S. and U.K., as determined by the information that both our Chief Executive Officer and our President and Chief Operating Officer, who we consider our chief operating decision makers, use to make strategic goals and operating decisions. Our Cardlytics Direct operating segments in the U.S. and U.K. represent our proprietary native bank advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution.

Prior to 2019, we offered Other Platform Solutions, which was deemed to be a separate operating segment. Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. We have shifted our efforts and resources to support the growth of Cardlytics Direct. As a result, we have not and do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future.
Revenue and FI Share and other third-party costs can be directly attributable to each segment. Our chief operating decision makers allocate resources to, and evaluate the performance of, our operating segments based on revenue and adjusted contribution. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies.
The following table provides information regarding our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Cardlytics Direct:
Adjusted contribution	$16,906	$24,738	$47,368	$64,216
Plus: Adjusted FI Share and other third-party costs(1)	17,514	31,681	54,271	76,921
Revenue	$34,420	$56,419	$101,639	$141,137
Other Platform Solutions:
Adjusted contribution	$72	$—	$3	$—
Plus: Adjusted FI Share and other third-party costs(1)	90	—	1,223	—
Revenue	$162	$—	$1,226	$—
Total:
Adjusted contribution	$16,978	$24,738	$47,371	$64,216
Plus: Adjusted FI Share and other third-party costs(1)	17,604	31,681	55,494	76,921
Revenue	$34,582	$56,419	$102,865	$141,137

(1)
Adjusted FI Share and other third-party costs presented above represents GAAP FI Share and other third-party data costs less a non-cash equity expense included in FI Share and amortization of deferred FI implementation costs, which are detailed below in our reconciliation of GAAP loss before income taxes to adjusted contribution.

Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our FI partners. Adjusted contribution demonstrates how incremental marketing spend on our platform generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our FI Share and other third party costs exclusive of a non-cash equity expense and amortization of deferred FI implementation costs, which are non-cash costs. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Adjusted contribution	$16,978	$24,738	$47,371	$64,216
Minus:
Non-cash equity expense included in FI Share(1)	—	—	2,519	—
Amortization of deferred FI implementation costs(1)	378	789	1,136	2,173
Delivery costs	3,007	3,070	7,509	9,686
Sales and marketing expense	9,452	11,074	27,915	31,458
Research and development expense	4,097	3,018	12,444	8,741
General and administration expense	7,925	12,218	23,486	27,558
Depreciation and amortization expense	777	1,167	2,471	3,181
Total other expense (income)	(290)	1,149	11,367	1,990
Loss before income taxes	$(8,368)	$(7,747)	$(41,476)	$(20,571)

(1)
Non-cash equity expense included in FI Share and amortization of deferred FI implementation costs are excluded from adjusted FI Share and other third party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.

The following table provides geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenue:
United States	$30,884	$50,997	$90,606	$125,468
United Kingdom	3,698	5,422	12,259	15,669
Total	$34,582	$56,419	$102,865	$141,137

	December 31, 2018	September 30, 2019
Property and equipment:
United States	$9,794	$11,583
United Kingdom	436	384
India	$—	$158
Total	$10,230	$12,125

Capital expenditures within the United Kingdom were less than $0.1 million and $0.3 million during the nine months ended September 30, 2018 and 2019, respectively.
Concentrations of Risk
Customers
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held with three financial institutions, which we believe are of high credit quality. We believe that our accounts receivable credit risk exposure is limited as a result of being diversified among a large number of marketers segregated by both geography and industry. Historically, we have not experienced significant write-downs of our accounts receivable. One marketer represented 10% of our accounts receivable as of September 30, 2019. During the nine months ended September 30, 2018, a marketer accounted for 10% of our revenue. During the nine months ended September 30, 2019, a marketer accounted for 11% of our revenue. No other marketer accounted for over 10% of revenue or accounts receivable during the periods presented.

FI Partners
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
During nine months ended September 30, 2018 and 2019, Bank of America, National Association accounted for 68% and 38% of the total FI Share we paid to all FIs, respectively. JPMorgan Chase Bank, National Association accounted for 0% and 40% of the total FI Share we paid to all FIs during the nine months ended September 30, 2018 and 2019, respectively. No other FI partners accounted for over 10% of FI Share during the nine months ended September 30, 2018 and 2019.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; anticipated launch of the Cardlytics Direct program by Wells Fargo; the anticipated continued decline in ARPU as a result of significant FI MAU growth due to Chase and Wells Fargo launching the Cardlytics Direct program; anticipated recoveries of development payments through reductions to FI Share payments; and anticipated FI Share commitment shortfalls. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Revenue (reported net of Consumer Incentives and gross of FI Share and other third-party costs) was $34.6 million and $56.4 million for the three months ended September 30, 2018 and 2019, respectively, representing a growth rate of 63%. Billings was $48.6 million and $82.8 million for the three months ended September 30, 2018 and 2019, respectively, representing a growth rate of 70%. Adjusted contribution was $17.0 million and $24.7 million for the three months ended September 30, 2018 and 2019, respectively, representing a growth rate of 46%.
The following table summarizes our results (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
Billings	$48,584	$82,792	$34,208	70%	$148,764	$215,118	$66,354	45%
Consumer Incentives	14,002	26,373	12,371	88	45,899	73,981	28,082	61
Revenue	34,582	56,419	21,837	63	102,865	141,137	38,272	37
Adjusted FI Share and other third-party costs(1)(2)	17,604	31,681	14,077	80	55,494	76,921	21,427	39
Adjusted contribution(2)	$16,978	$24,738	$7,760	46%	$47,371	$64,216	$16,845	36%

(1)
Adjusted FI Share and other third-party costs excludes a non-cash equity expense included in FI Share and amortization of deferred FI implementation costs, as detailed below in our reconciliation of GAAP gross profit to adjusted contribution.

(2)
Adjusted FI Share and other third-party costs and adjusted contribution include the impact of a $0.8 million gain during the third quarter of 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

During the three months ended September 30, 2018 and 2019, our net loss was $8.4 million and $7.7 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. During the three months ended September 30, 2018 and 2019, our net loss included stock-based compensation expense of $5.7 million and $7.5 million, respectively.
FI Partners
We are a partner to FIs, including Bank of America, National Association ("Bank of America"); JPMorgan Chase Bank, National Association (“Chase”); PNC Bank National Association ("PNC"); Branch Banking and Trust Company ("BB&T"); SunTrust Banks, Inc., ("SunTrust"); Lloyds Bank plc ("Lloyds"); Santander UK plc ("Santander"); and several of the largest bank processors and digital banking providers, which enable us to reach customers of small and mid-sized FIs. Additionally, in the third quarter of 2018, we entered into an agreement with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which we have agreed to a national rollout of Cardlytics Direct to Wells Fargo customers. We expect Wells Fargo to begin a phased launch of the Cardlytics Direct program in the fourth quarter of 2019 that will continue into the first half of 2020.
For the three months ended September 30, 2018 and 2019, our average monthly active users ("FI MAUs") were approximately 59.3 million and 128.3 million and our average Cardlytics Direct revenue per user ("ARPU"), was $0.58 and $0.44, respectively. FI MAU and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below. The increase in FI MAUs is largely due to Chase launching our Cardlytics Direct program for its mobile banking channel in November 2018, its email channel in January 2019 and its online banking channel in May 2019. We expect a continued increase in FI MAUs year over year as a result of the launch of Wells Fargo. We expect a continued decline in ARPU year over year as a result of significant FI MAU growth.
We believe that the number of FI MAUs contributed by any FI partner is indicative of our level of dependence on such FI partner since the size of marketing budgets that can be consumed by Cardlytics Direct is a function of the number of active users on our FI partners’ digital banking platforms targeted by our campaigns. During the three months ended September 30, 2018 and 2019, Bank of America contributed 52% and 27% of our average FI MAUs, respectively. Chase contributed 0% and 46% of our average FI MAUs during the three months ended September 30, 2018 and 2019, respectively. Digital Insight Corporation, a subsidiary of NCR Corporation ("NCR") contributed 10% and 7% of our average FI MAUs and PNC contributed 11% and 6% of our average FI MAUs during the three months ended September 30, 2018 and 2019, respectively. We anticipate that Chase and Bank of America will contribute a significant portion of our average FI MAUs for the foreseeable future.

FI Partner Commitments
Agreements with certain FI partners require us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Certain of these agreements provide for future reductions in FI Share due to the FI partner. During 2018, development payments to a certain FI partner totaled $9.3 million, which is expected to be partially offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $3.5 million of which has been recovered through September 30, 2019.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of September 30, 2019. The timing of the completion of the milestones is uncertain; however we do not currently believe the FI partner will complete the milestones in 2019. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands, except ARPU)
FI MAUs	59,333	128,315	58,942	118,969
ARPU	$0.58	$0.44	$1.72	$1.19
Billings	$48,584	$82,792	$148,764	$215,118
Adjusted contribution(1)	$16,978	$24,738	$47,371	$64,216
Adjusted EBITDA(1)	$(1,663)	$2,967	$(6,903)	$(838)

(1)
Adjusted EBITDA and adjusted contribution include the impact of a $0.8 million gain during the third quarter of 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

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

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenue	$34,582	$56,419	$102,865	$141,137
Plus:
Consumer Incentives	14,002	26,373	45,899	73,981
Billings	$48,584	$82,792	$148,764	$215,118
Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our FI partners. Adjusted contribution demonstrates how incremental marketing spend on our platform generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our FI Share and other third party costs exclusive of a non-cash equity expense and amortization of deferred FI implementation costs, which are non-cash costs. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
We use adjusted contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. Adjusted contribution is also used to determine the vesting of performance-based equity awards and is used to determine the achievement of quarterly and annual bonuses across our entire global employee base, including executives. We view adjusted contribution as an important operating measure of our financial results. We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted contribution should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted contribution should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted contribution may not necessarily be comparable to similarly titled measures presented by other companies. Refer to Note 10—Segments to our condensed consolidated financial statements for further details on our adjusted contribution by segment.
The following table presents a calculation of gross profit and a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenue	$34,582	$56,419	$102,865	$141,137
Minus:
FI Share and other third-party costs(1)	17,982	32,470	59,149	79,094
Delivery costs(2)	3,007	3,070	7,509	9,686
Gross profit(1)	13,593	20,879	36,207	52,357
Plus:
Delivery costs(2)	3,007	3,070	7,509	9,686
Non-cash equity expense included in FI Share(3)	—	—	2,519	—
Amortization of deferred FI implementation costs(3)	378	789	1,136	2,173
Adjusted contribution(1)	$16,978	$24,738	$47,371	$64,216

(1)
FI Share and other third-party costs, gross profit and adjusted contribution include the impact of a $0.8 million gain during the third quarter of 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

(2)
Stock-based compensation expense recognized in delivery costs totaled $0.2 million and $0.2 million for the three months ended September 30, 2018 and 2019, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2018 and 2019, respectively.

(3)	Non-cash equity expense included in FI Share and amortization of deferred FI implementation costs are excluded from adjusted FI Share and other third party costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
FI Share and other third-party costs	$17,982	$32,470	$59,149	$79,094
Minus:
Non-cash equity expense included in FI Share	—	—	2,519	—
Amortization of deferred FI implementation costs	378	789	1,136	2,173
Adjusted FI Share and other third-party costs	$17,604	$31,681	$55,494	$76,921
Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency loss; amortization of deferred FI implementation costs; costs associated with financing events; loss on extinguishment of debt; change in fair value of warrant liabilities; and a non-cash equity expense recognized in FI Share. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include change in fair value of warrant liabilities, change in fair value of convertible promissory notes, foreign currency loss, amortization of deferred FI implementation costs, depreciation and amortization expense, stock-based compensation expense and a non-cash equity expense included in FI Share. Notably, any impacts related to minimum FI Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net loss(1)	$(8,368)	$(7,747)	$(41,476)	$(20,571)
Plus:
Income tax benefit	—	—	—	—
Interest expense, net	254	218	2,995	860
Depreciation and amortization expense	777	1,167	2,471	3,181
Stock-based compensation expense	5,723	7,486	16,968	12,266
Foreign currency loss	256	903	682	1,079
Amortization of deferred FI implementation costs	378	789	1,136	2,173
Loss on extinguishment of debt	—	28	924	51
Change in fair value of warrant liability	(801)	—	6,760	—
Non-cash equity expense included in FI Share	—	—	2,519	—
Costs associated with financing events	118	123	118	123
Adjusted EBITDA(1)	$(1,663)	$2,967	$(6,903)	$(838)

(1)
Net loss and adjusted EBITDA includes the impact of a $0.8 million gain during the third quarter of 2018 related to the renewal of our agreement with Lloyds, which contains certain amendments that are retroactively applied as of January 1, 2018.

Results of Operations
The following table sets forth our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenue	$34,582	$56,419	$102,865	$141,137
Costs and expenses:
FI Share and other third-party costs	17,982	32,470	59,149	79,094
Delivery costs	3,007	3,070	7,509	9,686
Sales and marketing expense	9,452	11,074	27,915	31,458
Research and development expense	4,097	3,018	12,444	8,741
General and administrative expense	7,925	12,218	23,486	27,558
Depreciation and amortization expense	777	1,167	2,471	3,181
Total costs and expenses	43,240	63,017	132,974	159,718
Operating loss	(8,658)	(6,598)	(30,109)	(18,581)
Other income (expense):
Interest expense, net	(254)	(218)	(2,995)	(860)
Change in fair value of warrant liabilities, net	801	—	(6,760)	—
Other expense	(257)	(931)	(1,612)	(1,130)
Total other income (expense)	290	(1,149)	(11,367)	(1,990)
Loss before income taxes	(8,368)	(7,747)	(41,476)	(20,571)
Net loss	$(8,368)	$(7,747)	$(41,476)	$(20,571)

Comparison of Three and Nine Months Ended September 30, 2018 and 2019
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Revenue by solution:
Cardlytics Direct	$34,420	$56,419	$21,999	64%	$101,639	$141,137	$39,498	39%
Other Platform Solutions	162	—	(162)	(100)	1,226	—	(1,226)	(100)
Total revenue	$34,582	$56,419	$21,837	63%	$102,865	$141,137	$38,272	37%
The $22.0 million increase in Cardlytics Direct revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 comprised of a $20.5 million increase in sales to existing marketers and a $1.5 million increase in sales to new marketers.
The $39.5 million increase in Cardlytics Direct revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 comprised of a $33.3 million increase in sales to existing marketers and a $6.2 million increase in sales to new marketers.
Other Platform Solutions revenue decreased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 due to our strategic shift to focus our efforts and resources to support the growth of Cardlytics Direct.
Costs and Expenses
FI Share and Other Third-Party Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
FI Share and other third-party costs by solution:
Cardlytics Direct	$18,275	$31,681	$13,406	73%	$55,032	$76,921	$21,889	40%
Renewal of Lloyds agreement	(761)	—	761	(100)	(761)	—	761	(100)
Total Cardlytics Direct	17,514	31,681	14,167	81	54,271	76,921	22,650	42
Other Platform Solutions	90	—	(90)	(100)	1,223	—	(1,223)	(100)
Other components of FI Share and other third-party costs:
Non-cash equity expense included in FI Share	—	—	—	n/a	2,519	—	(2,519)	(100)
Amortization of deferred FI implementation costs	378	789	411	109	1,136	2,173	1,037	91
Total FI Share and other third-party costs	$17,982	$32,470	$14,488	81%	$59,149	$79,094	$19,945	34%
% of revenue	52%	58%			58%	56%
Cardlytics Direct FI Share and other third-party costs increased by $13.4 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased by $21.9 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increased revenue from sales of Cardlytics Direct.
Other Platform Solutions FI Share and other third-party costs decreased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 due to our strategic shift to focus our efforts and resources to support the growth of Cardlytics Direct.

Included in the renewal of our agreement with Lloyds are certain amendments that were retroactively applied as of January 1, 2018, which resulted in a $0.8 million gain during the three and nine months ended September 30, 2018 recorded in FI Share and other third-party costs on our consolidated statement of operations.
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
Delivery Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Delivery costs	$3,007	$3,070	$63	2%	$7,509	$9,686	$2,177	29%
% of revenue	9%	5%			7%	7%
Delivery costs increased by $0.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a $0.2 million increase in software licensing costs associated with hosting Cardlytics Direct for certain FI partners, partially offset by a $0.1 million decrease in personnel costs.
Delivery costs increased by $2.2 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $1.5 million increase in personnel costs associated with additional headcount to host Cardlytics Direct for certain new FI partners and a $0.7 million increase in hosting-related software licensing costs.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Sales and marketing expense	$9,452	$11,074	$1,622	17%	$27,915	$31,458	$3,543	13%
% of revenue	27%	20%			27%	22%
Sales and marketing expense increased by $1.6 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a $2.0 million increase in personnel costs associated with additional headcount and a $0.1 million increase in marketing costs, offset by a decrease in stock-based compensation expense of $0.5 million.
Sales and marketing expense increased by $3.5 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a $5.6 million increase in personnel costs associated with additional headcount and a $0.4 million increase in marketing costs, partially offset by a decrease in stock-based compensation of $2.5 million.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Research and development expense	$4,097	$3,018	$(1,079)	(26)%	$12,444	$8,741	$(3,703)	(30)%
% of revenue	12%	5%			12%	6%
Research and development expense decreased by $1.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a $0.6 million increase in capitalized software development costs, a $0.3 million decrease in stock-based compensation expense and a $0.2 million decrease in professional fees.

Research and development expense decreased by $3.7 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a $1.9 million decrease in stock-based compensation expense, a $1.5 million increase in capitalized software development costs and a $0.3 million decrease in professional fees.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
General and administration expense	$7,925	$12,218	$4,293	54%	$23,486	$27,558	$4,072	17%
% of revenue	23%	22%			23%	20%
General and administrative expense increased by $4.3 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a $2.6 million increase in stock-based compensation expense, a $0.7 million increase in personnel costs associated with additional headcount, a $0.4 million increase in bad debt expense, a $0.3 million increase in software licensing costs and a $0.3 million increase in professional fees.
General and administrative expense increased by $4.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a $1.1 million increase in software licensing costs, a $1.1 million increase in bad debt expense, a $1.1 million increase in personnel costs associated with additional headcount, a $0.9 million increase in professional fees and a $0.3 million increase in other expenses, including marketing costs, travel costs and insurance premiums, partially offset by a $0.4 million decrease in stock-based compensation expense.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
Delivery costs	$203	$176	(27)	(13)%	$471	$539	68	14%
Sales and marketing expense	1,939	1,432	(507)	(26)%	5,550	3,091	(2,459)	(44)%
Research and development expense	915	638	(277)	(30)%	3,141	1,204	(1,937)	(62)%
General and administrative expense	2,666	5,240	2,574	97%	7,806	7,432	(374)	(5)%
Total stock-based compensation expense	$5,723	$7,486	1,763	31%	$16,968	$12,266	(4,702)	(28)%
	17%	13%			16%	9%
Stock-based compensation expense increased by $1.8 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to an increase in expense relating to the 2019 PSUs, which resulted from the achievement of a performance-based vesting condition and adjustments to the expected timing of the achievement of certain other performance-based vesting conditions.
Stock-based compensation expense decreased by $4.7 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a decrease in expense relating to the 2018 PSUs, which resulted from adjustments to the expected timing of the achievement of the performance-based vesting conditions, which were ultimately achieved during the fourth quarter of 2018.

Depreciation and Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Depreciation and amortization expense	$777	$1,167	$390	50%	$2,471	$3,181	$710	29%
% of revenue	2%	2%			2%	2%
Depreciation and amortization expense increased by $0.4 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to depreciation of additional assets to host Cardlytics Direct for certain new FI partners.
Depreciation and amortization expense increased by $0.7 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to depreciation of additional assets to host Cardlytics Direct for certain new FI partners.
Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Interest expense	$(441)	$(379)	$62	(14)%	$(3,521)	$(1,337)	$2,184	(62)%
Interest income	187	161	(26)	(14)%	526	477	(49)	(9)%
Interest expense, net	$(254)	$(218)	$36	(14)%	$(2,995)	$(860)	$2,135	(71)%
% of revenue	(1)%	—%			(3)%	(1)%
Interest expense, net decreased $0.1 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to lower interest rates under our 2018 Loan Facility compared to our prior facility.
Interest expense, net decreased $2.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to lower interest rates under our 2018 Loan Facility compared to our prior facility.
Change in Fair Value of Warrant Liabilities

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Change in fair value of warrant liabilities	$801	$—	$(801)	(100)%	$(6,760)	$—	$6,760	(100)%
% of revenue	2%	—%			(7)%	—%
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

Other Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(dollars in thousands)
Foreign currency loss	$(256)	$(903)	$(647)	253%	$(682)	$(1,079)	$(397)	58%
Loss on extinguishment of debt	—	(28)	(28)	n/a	(924)	(51)	873	(94)
Loss on sale of assets	(1)	—	1	(100)	(6)	—	6	(100)
Other expense	$(257)	$(931)	$(674)	262%	$(1,612)	$(1,130)	$482	(30)%
% of revenue	(1)%	(2)%			(2)%	(1)%
Other expense increased by $0.7 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a decrease in the value of the British pound relative to the U.S. dollar. Other expense decreased $0.5 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a $0.9 million loss on extinguishment of debt related to the unamortized discount and unamortized debt issuance costs associated with our prior debt facilities and changes in foreign currency rates.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, restricted cash, accounts receivable and working capital (in thousands):

	December 31, 2018	September 30, 2019
Cash and cash equivalents	$39,623	$95,184
Restricted cash	20,247	246
Accounts receivable, net	58,125	61,691
Working capital	72,446	102,941
Total debt	46,714	42
Unused available borrowings	3,300	40,000
We define working capital as current assets minus current liabilities. Our cash and cash equivalents as of September 30, 2019 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts upon which we earn up to a 1.50% annual rate of interest. As of September 30, 2019, $3.7 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through September 30, 2019, we have incurred accumulated net losses of $342.1 million since inception, including losses of $41.5 million and $20.6 million for the nine months ended September 30, 2018 and 2019, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, public offerings of our common stock as well as lines of credit and term loans. Through September 30, 2019, we have received net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $127.1 million from public equity offerings. Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.
During 2018, development payments to a certain FI partner totaled $9.3 million, which is expected to be offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $3.5 million of which has been recovered through September 30, 2019.
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

The following table shows a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2019
Cash, cash equivalents and restricted cash — Beginning of period	$21,262	$59,870
Net cash (used in) from operating activities	(14,300)	7,357
Net cash used in investing activities	(4,185)	(6,411)
Net cash from financing activities	65,142	35,049
Effect of exchange rates on cash, cash equivalents and restricted cash	(107)	(435)
Cash, cash equivalents and restricted cash — End of period	$67,812	$95,430
Sources of Funds
Proceeds from Issuance of Common Stock
On February 13, 2018, we closed our initial public offering (“IPO”), in which we issued and sold 5,400,000 shares of common stock at a public offering price of $13.00 per share, resulting in gross proceeds of $70.2 million. On February 14, 2018, pursuant to the underwriters’ partial exercise of their over-allotment option to purchase up to an additional 810,000 shares from us, we issued and sold an additional 421,355 shares of our common stock, resulting in additional gross proceeds to us of $5.5 million. In total, we issued 5,821,355 shares of common stock and raised $75.7 million in gross proceeds, or $66.1 million in net proceeds after deducting underwriting discounts and commissions of $5.3 million and offering costs of $4.3 million.
On September 13, 2019, we closed a public equity offering in which we sold 1,904,154 shares of common stock, which included 404,154 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $34.00 per share. We received total net proceeds of $61.0 million after deducting underwriting discounts and commissions of $3.2 million and offering costs of $0.5 million.
During the three and nine months ended September 30, 2019, we also received $19.2 million and $20.5 million in proceeds from the exercise of options and warrants to purchase shares of common stock, respectively.
2018 Loan Facility
On May 14, 2019, we amended our loan facility with Pacific Western Bank ("2018 Loan Facility") to increase the capacity of our asset-based revolving line of credit (“2018 Line of Credit”), from $30.0 million to $40.0 million, and decrease the capacity of our term loan (“2018 Term Loan”) from $20.0 million to $10.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 21, 2020 to May 14, 2021. We repaid $10.0 million of the principal balance of the 2018 Term Loan upon the execution of the amendment in May 2019 and repaid the remaining $10.0 million principal balance in September 2019. In September 2019, we also reduced our outstanding borrowings under our 2018 Line of Credit by $26.7 million. The 2018 Loan Facility does not include any prepayment penalties.
On March 27, 2019, we amended the 2018 Loan Facility to replace moving trailing 12-month revenue covenants with moving trailing 12-month billing covenants, which range from $210.0 million to $255.0 million, during the term of the facility. The moving 12-month billings covenant was $225.0 million for September 2019. The 2018 Loan Facility also requires us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million.
Under the amended terms of the 2018 Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $40.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate minus 0.50%, or 4.50% as of September 30, 2019. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $40.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.50% at the date of repayment in September 2019.
The 2018 Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that prohibits mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and the payment or declaration of dividends; in each case subject to specified exceptions.
The 2018 Loan Facility also includes standard events of default, including in the event of a material adverse change. Upon the occurrence of an event of default, the lender may declare all outstanding obligations immediately due and payable and take such other actions as are set forth in the 2018 Loan Facility and increase the interest rate otherwise applicable to advances under the 2018 Line of Credit by an additional 3.00%. All of our obligations under the 2018 Loan Facility are secured by a first priority lien on substantially all of our assets.

As of September 30, 2019, we had $40.0 million of unused available borrowings under our 2018 Line of Credit. We were in compliance with all financial covenants as of September 30, 2019.
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
Operating activities provided $7.4 million of cash during the nine months ended September 30, 2019, which reflected growth in revenue, offset by continued investment in our operations. Cash used in operating activities reflected our net loss of $20.6 million, partially offset by $20.1 million of non-cash charges and a $3.1 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, and amortization of deferred FI implementation costs. The change in our net operating assets and liabilities was primarily due to a $5.8 million increase in accounts receivable, offset by a $6.0 million increase in FI Share liability and a $4.4 million increase in our Consumer Incentive liability as a result of longer payment terms negotiated within more recent contracts with our FI partners as of September 30, 2019 compared to December 31, 2018, as well as recoveries of development payments to a certain FI partner through FI Share payment reductions of $3.5 million.
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
Investing activities used $6.4 million in cash in the nine months ended September 30, 2019. Our investing cash flows during this period primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
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

Financing activities provided $35.0 million in cash during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we raised net proceeds of $61.0 million from our public equity offering and received $20.5 million in proceeds from the exercise of options and warrants to purchase shares of common stock. We also reduced our outstanding borrowings under our 2018 Line of Credit by $26.7 million.
Financing activities provided $65.1 million in cash during the nine months ended September 30, 2018. Our financing activities during this period primarily consisted of net proceeds of $66.1 million from our IPO as well as proceeds from the exercise of options to purchase shares of common stock.
Contractual Obligations & Commitments
As of September 30, 2019, we had no outstanding debt on our 2018 Loan Facility. There have been no other material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the quarter ended December 31, 2018 filed with the SEC on August 8, 2019.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements and the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. Except for changes to the revenue policy described in Note 2—Recent Accounting Standards to our condensed consolidated financial statements, which did not result in a change in the timing or amount of revenue recognized, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
Refer to Note 2—Recent Accounting Standards to our condensed consolidated financial statements for a description of recent accounting pronouncements.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 4.50%. As of September 30, 2019 the prime rate was 5.00% and a 10% increase in the current prime rate would, for example, result in a $0.3 million annual increase in interest expense if the maximum borrowable amount under the 2018 Line of Credit were outstanding for an entire year.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2018 and 2019, our operating expense would have increased by $0.8 million and $1.0 million, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our revenue increased by 16% from $130.4 million in 2017 to $150.7 million in 2018. Our revenue increased 37% from $102.9 million in the nine months ended September 30, 2018 to $141.1 million in the nine months ended September 30, 2019. Our billings increased 45% from $148.8 million in the nine months ended September 30, 2018 to $215.1 million in the nine months ended September 30, 2019. We may not be able to sustain revenue and billings growth consistent with our recent history or at all. You should not consider our revenue and billings growth in recent periods as indicative of our future performance. As we grow our business, we expect our revenue and billings growth rates to slow in future periods due to a number of factors, which may include slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or banks and credit unions, which we refer to as FIs, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon Cardlytics Direct.
All of our revenue and billings during the nine months ended September 30, 2019 was derived from sales of Cardlytics Direct. We have historically derived substantially all of our revenue and billings from Cardlytics Direct and expect to continue to derive substantially all of our future revenue and billings from sales of Cardlytics Direct for the foreseeable future. Our operating results could suffer due to:

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
During the three months ended September 30, 2018 and 2019, Bank of America contributed 52% and 27% of our average FI MAUs, respectively. Chase contributed 0% and 47% of our average FI MAUs during the three months ended September 30, 2018 and 2019, respectively. NCR contributed 10% and 7% of our average FI MAUs and PNC contributed 11% and 6% of our average FI MAUs during the three months ended September 30, 2018 and 2019, respectively. We anticipate that Chase, Bank of America and once the phased launch is complete, Wells Fargo will contribute a significant portion of our average FI MAUs for the foreseeable future.
In addition, we pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs. During nine months ended September 30, 2018 and 2019, Bank of America accounted for 68% and 38% of the total FI Share we paid to all FIs, respectively. Chase accounted for 0% and 40% of the total FI Share we paid to all FIs during the nine months ended September 30, 2018 and 2019, respectively. We anticipate that Bank of America, Chase and once the phased launch is complete, Wells Fargo, will continue to receive a significant portion of our FI Share for the foreseeable future.
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
In August 2018, we signed a four-year agreement, with the initial term expiring on July 1, 2022, for a national launch of Cardlytics Direct with Wells Fargo. We expect Wells Fargo to begin a phased launch of the Cardlytics Direct program in the fourth quarter of 2019 that will continue into the first half of 2020. The full deployment at Wells Fargo may require significant investment in our systems and infrastructure, and we may encounter unforeseen technological issues which could cause delays in the launch, limitations to the scope of the launch or an inability to launch at all. In addition, Wells Fargo may terminate the agreement at any time upon 180 days' written notice. If the full deployment at Wells Fargo is delayed, limited or terminated, our business, financial condition and operating results could be harmed.

Bringing new FI partners into our network may impede our ability to accurately forecast the performance of our network.
Bringing new FI partners, such as Wells Fargo, into our network may impede our ability to accurately predict how certain marketing campaigns will perform, and thus may impede our ability to accurately forecast the performance of our network.  Such inaccurate predictions could result in marketing campaigns underperforming, which impact the total fees we can collect from marketers, or overperforming, which may result is us paying certain Consumer Incentives to consumers without adequate compensation from the marketers.  The amount of time it will take us to be able to understand the impact of a new FI partner on our network is uncertain and difficult to predict.  Additionally, our understanding of the impact of any given FI is subject to change at any time, as such understanding can be impacted by factors such as changes to an FI’s business strategy, changes to an FI’s user interface, or changes in the behavior or makeup of an FI's consumer base.
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
Our marketer base is concentrated with our top five marketers representing 23%, 23%, and 29% of revenue for 2017, 2018 and the nine months ended September 30, 2019, respectively. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
Further, our top five marketers represented 23% and 26% of accounts receivable as of December 31, 2018 and September 30, 2019, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could adversely affect our business, results of operations and financial conditions.

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
We may incur debt in the future, which may affect our ability to operate our business and secure additional financing.
We currently have a loan facility with Pacific Western Bank (the "2018 Loan Facility") consisting of a $40.0 million asset-based revolving line of credit ("2018 Line of Credit"). As of September 30, 2019, we did not have any borrowings under the 2018 Line of Credit. There is no prepayment penalty under the terms of our 2018 Loan Facility.
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
We are also required under the 2018 Loan Facility to comply with specified financial covenants. Our ability to comply with those financial covenants can be affected by events beyond our control and we may not be able to comply with those covenants. These covenants may make it difficult to operate our business. A failure by us to comply with the covenants contained in our 2018 Loan Facility could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, including the occurrence of a material adverse change, if we had outstanding borrowings under the 2018 Loan Facility at the time of such default the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our 2018 Loan Facility. If any future indebtedness under our 2018 Loan Facility were to be accelerated, our future financial condition could be materially adversely affected.
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
A breach of the security of our systems could result in a disruption of our operations, or a third party’s entry into our FI partners’ systems, which would be detrimental to our business, financial condition and operating results.
We leverage our FI partners’ purchase data and infrastructures to deliver our solutions. We do not currently receive any personally identifiable information ("PII") from our FI partners, although we may obtain PII in the future as our business evolves. However, because of the interconnected nature of our infrastructure with that of our FI partners, there is a risk that third parties may attempt to gain access to our systems, or our FI partners’ systems through our systems, for the purpose of stealing data or disrupting our or their respective operations. In turn, we may be a more visible target for cyberattacks and/or physical breaches of our databases or data centers, and we may in the future suffer from such attacks or breaches.

Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. In the event that our protection efforts are unsuccessful and our systems are compromised such that a third party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, a breach of the security of our systems or data could materially harm our business, financial condition and operating results.
If we fail to generate sufficient revenue to offset our contractual commitments to FIs, our business, results of operations and financial conditions could be harmed.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of September 30, 2019. The timing of the completion of the milestones is uncertain; however, we do not currently believe the FI partner will complete the milestones in 2019. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
In 2017, we paid certain of our FI partners an aggregate of approximately $2.6 million related to 2016 FI Share commitments in excess of the amount of FI Share otherwise payable to such FI partners in the absence of such commitments, and it is possible that we may be required to fund similar shortfalls in future periods. In certain cases, we are also responsible for funding certain development costs for user interface enhancements and implementation costs on behalf of FIs. These agreements allow for reimbursements to us through future reductions to FI Share. During 2018, development payments to a certain FI partner totaled $9.3 million, which are expected to be offset by recoveries through FI Share payment reductions of $4.6 million in 2019, $3.5 million of which has been recovered through September 30, 2019.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $19.6 million, $53.0 million and $20.6 million in 2017, 2018 and the nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $342.1 million. We have never achieved profitability on an annual or quarterly basis and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
During each of 2017, 2018 and the nine months ended September 30, 2019, we derived 13%, 13% and 11% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and have opened a research and development office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.

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
Legal, political and economic uncertainty surrounding the planned exit of the U.K., from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition and results of operations.
Currently we have an office in the U.K., which contributed 13%, 13% and 11% of our revenue in each of 2017, 2018 and the nine months ended September 30, 2019, respectively. On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K.’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the U.K. will cease to be an EU Member State either on the effective date of a withdrawal agreement (entry into such a withdrawal agreement will require approval of the U.K. Parliament (“Parliament”)) or, failing that, two years following the U.K.'s notification of its intention to leave the EU (the “Brexit Date”), unless the European Council (together with the U.K.) unanimously decides to extend the two year period. On March 29, 2017, the U.K. formally notified the European Council of its intention to leave the EU. It is unclear how long it will take to negotiate a withdrawal agreement, but it appears likely that Brexit will continue to involve a process of lengthy negotiations between the U.K. and EU Member States to determine the future terms of the U.K.’s relationship with the EU. Given that no formal withdrawal arrangements have been agreed, there have been several extensions to the Brexit Date and the U.K. has yet to formally leave the EU. On October 28, 2019, the EU granted the U.K. a further extension to the Brexit Date until January 31, 2020. Under the terms of the extension, the Brexit Date may be earlier than January 31, 2020, if a formal withdrawal agreement is ratified by Parliament. In addition, the U.K. will hold a general election on December 12, 2019. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the EU will be agreed, if at all.
The lack of clarity over which EU laws and regulations will continue to be implemented in the U.K. after Brexit (in any form) (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws) may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.

The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the Brexit Date.
These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.
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
Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations and customers. Our U.K. operations service customers in the U.K. as well as in other countries in the EU and European Economic Area, or EEA, and these operations could be disrupted by Brexit, particularly if there is a change in the U.K’s relationship to the single market.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the U.K’s withdrawal from the EU, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Even prior to any change to the U.K’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations and could adversely affect the market price of our common stock.
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
As of September 30, 2019, we had 423 employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be limited.
Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2018, we had U.S. federal and state NOLs of $249.8 million and $90.5 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act, or, the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, (or, the Code) and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced “ownership changes” under IRC Section 382 in the past, and future changes in ownership of our stock, including by reason of future offerings, as well as other changes that may be outside of our control, could result in future ownership changes under IRC Section 382. If we are or become subject to limitations on our use of NOLs under IRC Section 382, our NOLs could expire unutilized or underutilized, even if we earn taxable income against which our NOLs could otherwise be offset. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Future tax reform bills could adversely affect our business and financial condition.
On December 22, 2017, the Tax Act was signed into law, which significantly revised the Code. The Tax Act, among other things, (i) reduces the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limits the deductibility of interest expense to 30% of adjusted taxable income (except for certain small businesses), (iii)  eliminates U.S. tax on foreign earnings (subject to certain important exceptions), and (iv) imposed a one-time tax on offshore earnings at reduced rates. It is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisers with respect to any such legislation and the potential tax consequences of investing in our common stock.
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
As of September 30, 2019, we had direct contractual relationships with 19 of our FI partners. Our other FI partners became part of our network through bank processors and digital banking providers. While FI partners that were part of our network through our relationships with bank processors and digital banking providers contributed approximately 7% and 1%, respectively, of our total number of average FI MAUs for the nine months ended September 30, 2019, these indirect FI partners represented substantially all of our total FI partners as of September 30, 2019. These indirect FI partners may terminate their relationships with these bank processors or digital banking providers, thereby indirectly terminating their relationships with us, independent of the actual or perceived value of our solutions to them.
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

As of September 30, 2019, we had four issued patents and are pursuing five additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $42.19 through November 8, 2019. Factors that may affect the market price of our common stock include:

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates and to lock-up agreements that our directors, executive officers, certain of our significant stockholders and the selling stockholders entered into in connection with our September 2019 public offering. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock unit awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.
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
Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law. (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. However, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Issuances of Common Stock upon the Exercise of Warrants
On July 5, 2019, we issued 7,560 shares of our common stock upon the net exercise of warrants to purchase 38,062 shares of our common stock to one accredited investor. On August 29, 2019, we issued 114,625 shares of our common stock upon the exercise of warrants to purchase our common stock to one accredited investor. On September 9, 2019, we issued 644,365 shares of our common stock upon the exercise of warrants to purchase our common stock to one accredited investor. On September 23, 2019, we issued 54,075 shares of our common stock upon the net exercise of warrants to purchase 57,858 shares of our common stock to one accredited investor.
The issuances of the securities described in the preceding paragraph were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as a transaction by an issuer not involving a public offering.
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
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
10.1	Third Amendment to Loan and Security Agreement, dated September 24, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	November 12, 2019	By:	/s/ Scott D. Grimes
Scott D. Grimes
Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ David T. Evans
David T. Evans
Chief Financial Officer (Principal Financial and Accounting Officer)