Form 10-Q
period 2020-03-31
Cardlytics, Inc.
filed 2020-05-11
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020, there were 26,967,594 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2019	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$104,458	$102,174
Restricted cash	129	121
Accounts receivable, net	81,452	57,668
Other receivables	3,908	4,066
Prepaid expenses and other assets	5,783	6,013
Total current assets	195,730	170,042
Long-term assets:
Property and equipment, net	14,290	13,085
Right-of-use assets under operating leases, net	—	9,421
Intangible assets, net	389	404
Capitalized software development costs, net	3,815	3,789
Deferred FI implementation costs, net	8,383	7,375
Other long-term assets, net	1,706	1,962
Total assets	$224,313	$206,078
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,229	$1,146
Accrued liabilities:
Accrued compensation	8,186	5,023
Accrued expenses	6,018	3,003
FI Share liability	41,956	31,049
Consumer Incentive liability	19,861	14,223
Deferred revenue	1,127	603
Current operating lease liabilities	—	3,337
Current finance lease liabilities	24	24
Total current liabilities	78,401	58,408
Long-term liabilities:
Deferred liabilities	2,632	—
Long-term operating lease liabilities	—	9,305
Long-term finance lease liabilities	13	7
Total liabilities	81,046	67,720
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 26,547 and 26,824 shares issued and outstanding as of December 31, 2019 and March 31, 2020, respectively.	8	8
Additional paid-in capital	480,578	487,903
Accumulated other comprehensive income	1,312	2,609
Accumulated deficit	(338,631)	(352,162)
Total stockholders’ equity	143,267	138,358
Total liabilities and stockholders’ equity	$224,313	$206,078

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2020
Revenue	$35,988	$45,509
Costs and expenses:
FI Share and other third-party costs	19,004	26,138
Delivery costs	3,246	3,406
Sales and marketing expense	9,337	10,968
Research and development expense	2,941	3,851
General and administration expense	7,000	10,744
Depreciation and amortization expense	961	2,331
Total costs and expenses	42,489	57,438
Operating loss	(6,501)	(11,929)
Other income (expense):
Interest (expense) income, net	(304)	284
Foreign currency gain (loss)	491	(1,886)
Total other income (expense)	187	(1,602)
Loss before income taxes	(6,314)	(13,531)
Net loss	(6,314)	(13,531)
Net loss attributable to common stockholders	$(6,314)	$(13,531)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.51)
Weighted-average common shares outstanding, basic and diluted	22,503	26,725

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2020
Net loss	$(6,314)	$(13,531)
Other comprehensive income (loss):
Foreign currency translation adjustments	(372)	1,297
Total comprehensive loss	$(6,686)	$(12,234)

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Three Months Ended March 31, 2020:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2019	26,547	$8	$480,578	$1,312	$(338,631)	$143,267
Exercise of common stock options	161	—	3,145	—	—	3,145
Exercise of common stock warrants	9	—	—	—	—	—
Stock-based compensation	—	—	4,180	—	—	4,180
Settlement of restricted stock	107	—	—	—	—	—
Other comprehensive income	—	—	—	1,297	—	1,297
Net loss	—	—	—	—	(13,531)	(13,531)
Balance – March 31, 2020	26,824	$8	$487,903	$2,609	$(352,162)	$138,358

Three Months Ended March 31, 2019:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2018	22,466	$7	$371,463	$1,992	(321,487)	$51,975
Exercise of common stock options	31	—	173	—	—	173
Stock-based compensation	—	—	1,715	—	—	1,715
Settlement of restricted stock	73	—	—	—	—	—
Other comprehensive loss	—	—	—	(372)	—	(372)
Net loss	—	—	—	—	(6,314)	(6,314)
Balance – March 31, 2019	22,570	$7	$373,351	$1,620	$(327,801)	$47,177

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2020
Operating activities
Net loss	$(6,314)	$(13,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	250	1,477
Depreciation and amortization	961	2,331
Amortization of financing costs charged to interest expense	27	24
Amortization of right-of-use assets	—	879
Stock-based compensation expense	1,708	4,125
Other non-cash (income) expense, net	(485)	1,923
Amortization of deferred FI implementation costs	653	1,008
Change in operating assets and liabilities:
Accounts receivable	4,740	22,149
Prepaid expenses and other assets	(1,173)	(509)
Recovery of deferred FI implementation costs	1,157	—
Accounts payable	(691)	252
Other accrued expenses	(1,770)	(6,988)
FI Share liability	(4,287)	(10,908)
Customer Incentive liability	3,741	(5,638)
Net cash used in operating activities	(1,483)	(3,406)
Investing activities
Acquisition of property and equipment	(1,492)	(492)
Acquisition of patents	—	(23)
Capitalized software development costs	(489)	(922)
Net cash used in investing activities	(1,981)	(1,437)
Financing activities
Principal payments of debt	(5)	(6)
Proceeds from issuance of common stock	173	3,145
Debt issuance costs	(6)	—
Net cash from financing activities	162	3,139
Effect of exchange rates on cash, cash equivalents and restricted cash	120	(588)
Net decrease in cash, cash equivalents and restricted cash	(3,182)	(2,292)
Cash, cash equivalents, and restricted cash — Beginning of period	59,870	104,587
Cash, cash equivalents, and restricted cash — End of period	$56,688	$102,295

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2019	2020
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$36,428	$102,174
Restricted cash	20,260	121
Total cash, cash equivalents and restricted cash — End of period	$56,688	$102,295

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$463	$16
Amounts accrued for property and equipment	$1,146	$13

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
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business, which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, income taxes, stock-based compensation, allowance for doubtful accounts, income tax valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
Internal-Use Software Development Costs
During 2019, we began capitalizing costs related to the development of new technology for building and launching marketing campaigns. In March 2020, we redesigned certain elements of this project and wrote off development costs totaling $0.8 million recognized in depreciation and amortization expense on our condensed consolidated statement of operations.
Sales Force Restructuring
In March 2020, we executed a strategic shift within our sales organization to increase productivity and optimize performance. This plan resulted in $0.5 million of charges, consisting primarily of severance and medical benefits, recognized in the first quarter of 2020 when the extent of our action was determined and could be estimated. No severance and medical benefits were paid to former employees as of March 31, 2020. These charges are reflected in sales and marketing expense on our condensed consolidated statement of operations.
Impacts of COVID-19 Pandemic
The COVID–19 pandemic is expected to result in a global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services and consumer discretionary spending, including spending by consumers with our marketers. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Revenue growth for the three months ended March 31, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the three months ended March 31, 2020 we deferred $0.7 million of revenue and recorded bad debt expense of $1.5 million associated with billings to marketers that we believe are likely to be materially and adversely affected by the slowdown in economic activity resulting from the COVID-19 pandemic. We expect both a reduction in consumer spending and a reduction in marketing campaigns in the near term, which will result in a decline in our revenue and an increase in our net loss in future periods. The severity and duration of this decline is difficult to estimate given the uncertainty that the impacts of COVID-19 will continue to have on the global economy.
The following table summarizes changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended March 31,
	2019	2020
Beginning balance	$169	$255
Bad debt expense	250	1,477
Write-offs, net of recoveries	(22)	(349)
Ending balance	$397	$1,383

2.     RECENT ACCOUNTING STANDARDS
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) to increase the transparency and comparability among organizations as it relates to lease assets and lease liabilities, by requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months, with exceptions. Effective January 1, 2020, we early adopted this guidance using a modified retrospective approach, which was required for all leases that exist at or commence after the date of the initial application with an option to use certain practical expedients. We have elected to use these practical expedients, which allow us to treat all components of our leases as a single component, not to reassess lease classification or whether an arrangement is or contains a lease and not to reassess its initial accounting for direct lease costs. The adoption of the new lease standard at January 1, 2020 resulted in the recognition of right-of-use assets and lease liabilities of $10.3 million and $13.5 million, respectively, consisting primarily of operating leases related to the rental of office and data center space. The adoption of this guidance did not have a significant impact on our condensed consolidated statements of operations or cash flows.
On January 1, 2020, we adopted ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
Except for the adoption of ASU 2016-02 and ASU 2015-05, there have been no changes to our accounting policies, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2019, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
3.     REVENUE
Cardlytics Direct is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited online and mobile banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $22.6 million and $22.3 million during the three months ended March 31, 2019 and 2020, respectively. We generally pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to FIs’ customers and certain third-party data costs.

Cardlytics Direct is priced predominantly in two ways: (1) Cost per Served Sale (“CPS”), and (2) Cost per Redemption (“CPR”).

•
CPS. Our primary pricing model is CPS, which we created to meet the media buying preferences of marketers. We generate revenue by charging a percentage of all purchases from the marketer by consumers (1) who are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS rates for marketers based on our expectation of the marketer’s return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer.

•
CPR. Under our CPR pricing model, marketers specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee for each purchase that we generate. We generate revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign.

The following table summarizes revenue by pricing model (in thousands):

	Three Months Ended March 31,
	2019	2020
Cost per Served Sale	$21,009	$30,846
Cost per Redemption	13,964	14,068
Other	1,015	595
Revenue	$35,988	$45,509

4.     LEASES
Effective January 1, 2020, we early adopted ASU 2016-02, Leases (Topic 842). This standard requires us to recognize a right-of-use asset and a lease liability for all leases with an initial term in excess of twelve months. The asset reflects the present value of unpaid fixed lease payments coupled with initial direct costs, prepaid lease payments, and lease incentives. The amount of the lease liability is calculated as the present value of unpaid fixed lease payments. We evaluate each of our lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if we obtain substantially all of the economic benefits of and have the right to control the use of an asset for a period of time. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease agreement. Lease costs are recognized as expense on a straight-line basis over the lease term. We consider a termination or renewal option in the determination of the lease term when it is reasonably certain that we will exercise that option. We adopted ASU 2016-02 using a modified retrospective approach and did not restate comparative periods. We elected to take the package of practical expedients allowing us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We have elected to account for all components in a contract as part of the single lease component to which they are related. Significant assumptions and judgments in calculating the right-of-use assets and lease liability include the determination of the applicable borrowing rate for each lease. Because our leases generally do not provide a readily determinable implicit interest rate, we use an incremental borrowing rate to measure the lease liability and associated right-of-use asset at the lease commencement date. The incremental borrowing rate used is a fully collateralized rate that considers our credit rating, market conditions and the term of the lease at the lease commencement date.
Upon the adoption of ASU 2016-02, we recorded right-of-use assets of $10.3 million, lease liabilities of $13.5 million and eliminated deferred rent liabilities of $3.2 million. As of the adoption date, our office and data center leases have remaining lease terms ranging from 1 to 6 years.
The following table summarizes activity related to our leases (in thousands):

Three Months Ended March 31, 2020
Operating lease expense	$1,027
Variable lease expense	297
Short-term lease expense	112
Cash for amounts included in the measurement of operating liability	936

The following table presents our weighted average borrowing rate and weighted average lease term:

March 31, 2020
Weighted average borrowing rate	3.4%
Weighted average remaining lease term (years)	4.00

The following table summarizes future maturities of lease liabilities as of March 31, 2020 (in thousands):

Amount
2020 (remainder of year)	$2,805
2021	3,291
2022	3,189
2023	1,880
2024	1,807
Thereafter	611
Total lease payments	13,583
Imputed interest	(941)
Total operating lease liabilities	$12,642

The following table summarizes future payments for operating leases as of December 31, 2019 prior to our adoption of ASU 2016-02 (in thousands):

Minimum Lease Payments
2020	$3,040
2021	2,759
2022	2,808
2023	1,847
2024	1,807
Thereafter	611
Total	$12,872

5.     DEBT
2018 Loan Facility
On May 14, 2019, we amended our loan facility with Pacific Western Bank to increase the capacity of our asset-based revolving line of credit ("2018 Line of Credit") and decreased the capacity of our term loan ("2018 Term Loan"). This amendment also extended the maturity date of the term loan from May 21, 2020 to May 14, 2021. We repaid $10.0 million of the principal balance of the 2018 Term Loan upon the execution of the amendment in May 2019 and repaid the remaining $10.0 million principal balance in September 2019. As of March 31, 2020, we had $40.0 million of unused borrowings available under our 2018 Line of Credit and had no outstanding borrowings. Under the amended terms, we are able to borrow up to the lesser of $40.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of March 31, 2020. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $40.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019. We believe that we were in compliance with all financial covenants as of March 31, 2020.
6.     STOCK-BASED COMPENSATION
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
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2020
Delivery costs	$164	$175
Sales and marketing expense	707	1,269
Research and development expense	203	603
General and administration expense	634	2,078
Total stock-based compensation expense	$1,708	$4,125

During each of the three months ended March 31, 2019 and 2020, we capitalized less than $0.1 million of stock-based compensation expense for software development.
Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. The following table summarizes changes in common stock options:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2019	1,000	$22.99
Granted	—	—
Exercised	(161)	19.53		$9,706
Forfeited	(1)	21.62
Canceled	(1)	28.96
Options outstanding — March 31, 2020	837	23.66	6.33	$10,140
Exercisable — March 31, 2020	659	$23.25	6.15	$8,372

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value based on the $34.96 per share closing price of our common stock as reported on the Nasdaq Global Market on March 31, 2020, that would have been received by option holders had all in-the-money options been exercised on that date.

The total fair value of options vested during the three months ended March 31, 2020 was approximately $0.7 million. As of March 31, 2020, unamortized stock-based compensation expense related to unvested common stock options was $2.1 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 0.9 years.

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2019	1,741	$18.55
Granted	188	70.26
Vested	(107)	13.12
Forfeited	(92)	15.58
Unvested — March 31, 2020	1,730	$24.67	2.89	$29,629

During the three months ended March 31, 2020, we granted 188,422 RSUs to employees and non-employee directors, which have annual vesting periods ranging from one to four years.
Subsequent to March 31, 2020, we granted 844,224 RSUs to employees and executives, which have an annual vesting period of four years. The unamortized stock-based compensation expense related to these RSUs is $28.0 million.
Performance-based RSUs
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
The vesting conditions of each of the four tranches must be achieved within four years of the grant date. Upon a vesting event, 50% of the related tranche vests immediately, 25% of the related tranche vests six months after achievement date and 25% of the related tranche vests 12 months after the achievement date. Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In August and November 2019, the Compensation Committee of our Board of Directors certified that the target minimum trailing 30-day average closing price of our common stock and target minimum cumulative adjusted EBITDA target over a trailing 12-month period, respectively, were achieved resulting in the immediate vesting of 50% of the related PSU tranches. Additionally, in February 2020, 25% of the 30-day average closing price of our common stock PSU tranche vested, upon the six month anniversary of the tranche's achievement date.
In April 2020, we granted 476,608 performance-based restricted stock units ("2020 PSUs"), of which 443,276 units have a performance-based vesting condition based on a minimum average Cardlytics Direct revenue per user ("ARPU") target over a trailing 12-month period and 33,332 units have the same performance-based vesting conditions as those that remain unmet under the 2019 PSUs described above. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six-months after achievement date and 25% of the award vests 12-months after the achievement date. The unamortized stock-based compensation expense related to the 2020 PSUs is $14.4 million.
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

As of December 31, 2019, 267,823 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 265,470 shares on January 1, 2020. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP.
7.    COMMON STOCK WARRANTS
We have granted warrants to purchase shares of our common stock to a certain lender that include a time-based vesting condition. These warrants are accounted for under ASC Topic 505-50, Equity-Based Payments to Non-Employees.
The following table summarizes changes in our common stock warrants (in thousands, except per share amounts):

	Shares	Weighted-average exercise price per share
Warrants outstanding — December 31, 2019	12	$23.64
Exercised	(9)	23.64
Forfeited/canceled	(3)	23.64
Warrants outstanding — March 31, 2020	—	$—

8.     RELATED PARTIES
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
In September 2019, FIS exercised all of their warrants to purchase common stock, resulting in cash proceeds of $15.2 million and the issuance of 644,365 shares of our common stock. As of September 2019, FIS was no longer a related party.
9.     COMMITMENTS AND CONTINGENCIES
FI Implementation Costs
Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to FI partners are included in deferred FI implementation costs on our condensed consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in FI Share and other third-party costs on our condensed consolidated statements of operations and is presented in amortization of deferred FI implementation costs on our condensed consolidated statement of cash flows. Certain of these agreements provide for future reductions in FI Share due to the FI partner. These reductions in FI Share are recorded as a reduction to deferred FI implementation costs and also result in a cumulative adjustment to accumulated amortization. The scheduled FI Share payment reductions were completed in December 2019.

The following table summarizes changes in deferred FI implementation costs (in thousands):

	Three Months Ended March 31,
	2019	2020
Beginning balance	$15,877	$8,383
Recoveries through FI Share	(1,157)	—
Amortization	(653)	(1,008)
Ending balance	$14,067	$7,375

We have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of March 31, 2020. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
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
10.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2019 and 2020 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities as of March 31, 2019 and March 31, 2020 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	March 31,
	2019	2020
Common stock options	1,730	837
Common stock warrants	868	—
Unvested restricted stock units	343	1,730
Common stock issuable pursuant to the ESPP	75	34

11.     SEGMENTS
As of March 31, 2020, we have two operating segments: Cardlytics Direct in the U.S. and U.K., as determined by the information that both our Chief Executive Officer and our President and Chief Operating Officer, who we consider our chief operating decision makers, use to make strategic goals and operating decisions. Our Cardlytics Direct operating segments in the U.S. and U.K. represent our proprietary native bank advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution.
Our chief operating decision makers allocate resources to, and evaluate the performance of, our operating segment based on revenue and adjusted contribution.

The following table provides information regarding our Cardlytics Direct reportable segment (in thousands):

	Three Months Ended March 31,
	2019	2020
Adjusted contribution	$17,637	$20,379
Plus: Adjusted FI Share and other third-party costs(1)	18,351	25,130
Revenue	$35,988	$45,509

(1)
Adjusted FI Share and other third-party costs presented above represents GAAP FI Share and other third-party data costs less amortization of deferred FI implementation costs, which is detailed below in our reconciliation of GAAP loss before income taxes to adjusted contribution.

Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our FI partners. Adjusted contribution demonstrates how incremental marketing spend on our platform generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our FI Share and other third-party costs exclusive of amortization of deferred FI implementation costs, which is a non-cash cost. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended March 31,
	2019	2020
Adjusted contribution	$17,637	$20,379
Minus:
Amortization of deferred FI implementation costs(1)	653	1,008
Delivery costs	3,246	3,406
Sales and marketing expense	9,337	10,968
Research and development expense	2,941	3,851
General and administration expense	7,000	10,744
Depreciation and amortization expense	961	2,331
Total other (income) expense	(187)	1,602
Loss before income taxes	$(6,314)	$(13,531)

(1)	Amortization of deferred FI implementation costs is excluded from adjusted FI Share and other third party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.
The following tables provide geographical information (in thousands):

	Three Months Ended March 31,
	2019	2020
Revenue:
United States	$31,348	$40,028
United Kingdom	4,640	5,481
Total	$35,988	$45,509

	December 31, 2019	March 31, 2020
Property and equipment:
United States	$12,052	$11,022
United Kingdom	2,010	1,864
India	228	199
Total	$14,290	$13,085

Capital expenditures within the United Kingdom and India were less than $0.1 million during the three months ended March 31, 2019 and 2020, respectively.
Concentrations of Risk
Customers
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held with three financial institutions, which we believe are of high credit quality. Our accounts receivable are diversified among a large number of marketers segregated by both geography and industry. One marketer represented 11% of our accounts receivable as of March 31, 2020. Another marketer represented 11% or our accounts receivable as of March 31, 2020, and this marketer also represented 11% and 14% of our revenue during the three months ended March 31, 2019 and 2020, respectively. No other marketer accounted for over 10% of revenue or accounts receivable during the periods presented.
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
During the three months ended March 31, 2019 and 2020, Bank of America, National Association accounted for 45% and 31% of the total FI Share we paid to all FIs, respectively. JPMorgan Chase Bank, National Association accounted for 27% and 43% of the total FI Share we paid to all FIs during the three months ended March 31, 2019 and 2020, respectively. No other FI partners accounted for over 10% of FI Share during the three months ended March 31, 2019 and 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K, filed with the SEC on March 3, 2020.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; the continued phased launch of the Cardlytics Direct program by Wells Fargo; the anticipated continued decline in ARPU as a result of significant FI MAU growth due to Chase and Wells Fargo launching the Cardlytics Direct program; anticipated FI Share commitment shortfalls; and the uncertain negative impacts that COVID–19 may have on our business, financial condition, results of operations and changes in overall level of spending and volatility in the global economy. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Cardlytics operates an advertising platform within financial institutions’ (“FIs”) digital channels, which include online, mobile, email, and various real-time notifications. Our partnerships with FIs provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including national and regional restaurant and retail chains, large providers of cable satellite television and wireless services, and increasingly, travel and hospitality, grocery, e-commerce, and luxury brands. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
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

Revenue, which is reported net of Consumer Incentives and gross of FI Share and other third-party costs, was $36.0 million and $45.5 million during the three months ended March 31, 2019 and 2020, respectively, representing a growth rate of 26%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and FI Share, was $58.6 million and $67.8 million during the three months ended March 31, 2019 and 2020, respectively, representing a growth rate of 16%. Gross profit, which represents revenue less FI Share and other third-party costs and less delivery costs, was $13.7 million and $16.0 million during the three months ended March 31, 2019 and 2020, respectively, representing a growth rate of 16%. Adjusted contribution, a non GAAP measure that represents our revenue less our adjusted FI Share and other third-party costs, was $17.6 million and $20.4 million during the three months ended March 31, 2019 and 2020, respectively, representing a growth rate of 16%.
Billings and adjusted contribution are further defined under the heading "Non-GAAP Measures and Other Performance Metrics" below. We believe these non-GAAP measures, alongside our GAAP revenue and GAAP gross profit, provide useful information to investors for period-to-period comparisons of our core business and in understanding and evaluating our results of operations in the same manner as our management and board of directors.
The following table summarizes our results (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2020	$	%
Billings(1)	$58,550	$67,776	$9,226	16%
Consumer Incentives	22,562	22,267	(295)	(1)
Revenue	35,988	45,509	9,521	26
Adjusted FI Share and other third-party costs(1)	18,351	25,130	6,779	37
Adjusted contribution(1)	17,637	20,379	2,742	16
Delivery costs	3,246	3,406	160	5
Amortization of deferred FI implementation costs	653	1,008	355	54
Gross profit	$13,738	$15,965	$2,227	16%

(1)
Billings, adjusted FI Share and other third-party costs and adjusted contribution are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings and GAAP gross profit to adjusted contribution.

During the three months ended March 31, 2019 and 2020, our net loss was $6.3 million and $13.5 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. During the three months ended March 31, 2019 and 2020, our net loss included stock-based compensation expense of $1.7 million and $4.1 million, respectively.
FI Partners
Our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association (“Wells Fargo”) in the U.S. and Lloyds Bank plc (“Lloyds”) and Santander UK plc (“Santander”) in the U.K., as well as many other national and regional financial institutions, including several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Wells Fargo began a phased launch of our platform in the fourth quarter of 2019 that will continue into the second quarter of 2020. In March 2020, we entered into a five-year agreement with U.S. Bank, National Association to begin a phased launch of the Cardlytics Direct program.
For the three months ended March 31, 2019 and 2020, our average FI monthly active users ("FI MAUs") were approximately 108.5 million and 140.8 million and our average Cardlytics Direct revenue per user ("ARPU"), was $0.33 and $0.32, respectively. FI MAU and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below. The increase in FI MAUs is largely due to Chase launching our Cardlytics Direct program for its online banking channel in May 2019 and Wells Fargo beginning their phased launch in November 2019. We expect a continued increase in FI MAUs year over year as a result of the launch of Wells Fargo. We expect a continued decline in ARPU year over year as a result of significant FI MAU growth.

As the amount of revenue that we can generate from marketers with respect to Cardlytics Direct is primarily a function of the number of active users on our FI partners’ digital banking platforms, we believe that the number of FI MAUs contributed by any FI partner is indicative of our level of dependence on such FI partner. During the three months ended March 31, 2019 and 2020, Chase contributed 42% and 48% of our average FI MAUs, respectively. Bank of America contributed 29% and 24% of our average FI MAUs during the three months ended March 31, 2019 and 2020, respectively. We anticipate that Chase, Bank of America and, once the phased launch is complete, Wells Fargo will contribute a significant portion of our average FI MAUs for the foreseeable future.
FI Partner Commitments
Agreements with certain FI partners require us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Certain of these agreements provide for future reductions in FI Share due to the FI partner. During 2019, we recovered $4.6 million through FI Share payment reductions, $1.2 million of which had been recovered through March 31, 2019. The scheduled FI Share payment reductions were completed in December 2019.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of March 31, 2020. The timing of the completion of the milestones is uncertain; however we do not currently believe the FI partner will complete the milestones in 2020. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
Impacts of COVID-19 Pandemic
We remain focused on supporting our marketers, FIs partners, employees and communities during the COVID–19 pandemic. The impact of COVID-19 on the global economy and on our business continues to be a fluid situation. We responded quickly to adopt a virtual corporate strategy to enable all of our employees to work productively from home, guard the health and safety of our team, support our marketers and FI partners, mitigate risk and maximize our financial performance. We are focused on ensuring continuity for our marketers and FI partners.
The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on consumer spending, our marketers, FI partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel, employee work locations, and cancellation of marketing events. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, marketers, FI partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. See “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.
Revenue growth for the three months ended March 31, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the three months ended March 31, 2020 we deferred $0.7 million of revenue and recorded bad debt expense of $1.5 million associated with billings to marketers that we believe are likely to be materially and adversely affected by the slowdown in economic activity resulting from the COVID-19 pandemic. We expect both a reduction in consumer spending and a reduction in marketing campaigns in the near term, which will result in a decline in our revenue and an increase in our net loss in future periods. The severity and duration of this decline is difficult to estimate given the uncertainty that the impacts of COVID-19 will continue to have on the global economy.

Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended March 31,
	2019	2020
	(in thousands, except ARPU)
FI MAUs	108,468	140,779
ARPU	$0.33	$0.32
Billings	$58,550	$67,776
Adjusted contribution	$17,637	$20,379
Adjusted EBITDA	$(3,179)	$(3,982)
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
The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2019	2020
Revenue	$35,988	$45,509
Plus:
Consumer Incentives	22,562	22,267
Billings	$58,550	$67,776

Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our FI partners. Adjusted contribution demonstrates how incremental marketing spend on our platform generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our FI Share and other third-party costs exclusive of amortization of deferred FI implementation costs, which is a non-cash cost. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
We use adjusted contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. Adjusted contribution is also used to determine the vesting of performance-based equity awards and is used to determine the achievement of quarterly and annual bonuses across our entire global employee base, including executives. We view adjusted contribution as an important operating measure of our financial results. We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted contribution should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted contribution should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted contribution may not necessarily be comparable to similarly titled measures presented by other companies. Refer to Note 11—Segments to our condensed consolidated financial statements for further details on our adjusted contribution.
The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2020
Revenue	$35,988	$45,509
Minus:
FI Share and other third-party costs	19,004	26,138
Delivery costs(1)	3,246	3,406
Gross profit	13,738	15,965
Plus:
Delivery costs(1)	3,246	3,406
Amortization of deferred FI implementation costs(2)	653	1,008
Adjusted contribution	$17,637	$20,379

(1)	Stock-based compensation expense recognized in delivery costs totaled $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2020, respectively.

(2)	Amortization of deferred FI implementation costs is excluded from adjusted FI Share and other third party costs as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
FI Share and other third-party costs	$19,004	$26,138
Minus:
Amortization of deferred FI implementation costs	653	1,008
Adjusted FI Share and other third-party costs	$18,351	$25,130

Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest (expense) income, net; depreciation and amortization expense; stock-based compensation expense; foreign currency (gain) loss; amortization of deferred FI implementation costs; and restructuring costs. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency (gain) loss, amortization of deferred FI implementation costs, depreciation and amortization expense and stock-based compensation expense. Notably, any impacts related to minimum FI Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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
The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2019	2020
Net loss	$(6,314)	$(13,531)
Plus:
Interest expense (income), net	304	(284)
Depreciation and amortization expense	961	2,331
Stock-based compensation expense	1,708	4,126
Foreign currency (gain) loss	(491)	1,886
Amortization of deferred FI implementation costs	653	1,008
Restructuring costs	—	482
Adjusted EBITDA	$(3,179)	$(3,982)

Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2020
Revenue	$35,988	$45,509
Costs and expenses:
FI Share and other third-party costs	19,004	26,138
Delivery costs	3,246	3,406
Sales and marketing expense	9,337	10,968
Research and development expense	2,941	3,851
General and administrative expense	7,000	10,744
Depreciation and amortization expense	961	2,331
Total costs and expenses	42,489	57,438
Operating loss	(6,501)	(11,929)
Other income (expense):
Interest (expense) income, net	(304)	284
Foreign currency gain (loss)	491	(1,886)
Total other income (expense)	187	(1,602)
Loss before income taxes	(6,314)	(13,531)
Net loss	$(6,314)	$(13,531)
Comparison of Three Months Ended March 31, 2019 and 2020
Revenue

	Three Months Ended March 31,		Change
	2019	2020	$	%
Revenue	$35,988	$45,509	$9,521	26%
The $9.5 million increase in revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 comprised of a $8.9 million increase in sales to existing marketers and a $0.6 million increase in sales to new marketers. Revenue growth for the three months ended March 31, 2020 was unfavorably affected by the COVID-19 pandemic and its negative impact on both consumer spending and marketers' ability to spend advertising budgets on our solution. During the three months ended March 31, 2020 we deferred $0.7 million of revenue associated with billings to marketers that we believe are likely to be most affected by the slowdown in economic activity resulting from the COVID-19 pandemic. We expect both a reduction in consumer spending and a reduction in marketing campaigns in the near term, which we believe will result in a decline in our revenue in future periods. The severity and duration of this decline is difficult to estimate given the uncertainty that the impacts of COVID-19 will continue to have on the global economy.
Costs and Expenses
FI Share and Other Third-Party Costs

	Three Months Ended March 31,		Change
	2019	2020	$	%
	(dollars in thousands)
FI Share and other third-party costs:
Adjusted FI Share and other third-party costs	$18,351	$25,130	$6,779	37%
Amortization of deferred FI implementation costs	653	1,008	355	54
FI Share and other third-party costs	$19,004	$26,138	$7,134	38%
% of revenue	53%	57%

FI Share and other third-party costs increased by $6.8 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increased revenue from sales of Cardlytics Direct. Amortization of deferred FI implementation costs increased by $0.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in the value of enhancements placed in service by our FI partners.
We believe the expected near-term decline in revenue caused by the economic impact of COVID-19 would also result in a similar percentage decline in FI Share and other third-party costs in future periods.
Delivery Costs

	Three Months Ended March 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Delivery costs	$3,246	$3,406	$160	5%
% of revenue	9%	7%
Delivery costs increased by $0.2 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $0.2 million increase in costs associated with hosting Cardlytics Direct for certain FI partners.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Sales and marketing expense	$9,337	$10,968	$1,631	17%
% of revenue	26%	24%
Sales and marketing expense increased by $1.6 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a $0.6 million increase in stock-based compensation expense, a $0.5 million restructuring cost, a $0.3 million increase in personnel costs associated with additional headcount and a $0.2 million increase in marketing costs.
Research and Development Expense

	Three Months Ended March 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Research and development expense	$2,941	$3,851	$910	31%
% of revenue	8%	8%
Research and development expense increased by $0.9 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a $0.5 million increase in personnel costs associated with additional headcount, a $0.4 million increase in stock-based compensation expense, a $0.3 million increase in professional fees and a $0.3 million increase in capitalized software development costs.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2019	2020	$	%
	(dollars in thousands)
General and administration expense	$7,000	$10,744	$3,744	53%
% of revenue	19%	24%

General and administrative expense increased by $3.7 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a $1.4 million increase in stock-based compensation expense, a $1.2 million increase in bad debt expense, a $0.4 million increase in software licensing costs, a $0.4 million increase in personnel costs associated with additional headcount and a $0.3 million increase in other costs, such as facility costs and non-income based taxes.
During the three months ended March 31, 2020 we also recorded bad debt expense of $1.5 million. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may further adjust these reserves in the future.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Change
	2019	2020	$	%
Delivery costs	$164	$175	$11	7%
Sales and marketing expense	707	1,269	562	79%
Research and development expense	203	603	400	197%
General and administrative expense	634	2,078	1,444	228%
Total stock-based compensation expense	$1,708	$4,125	$2,417	142%
% of revenue	5%	9%
Stock-based compensation expense increased by $2.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in expense relating to the 2019 PSUs, which were granted in April 2019 and adjustments to the expected timing of the achievement of certain other performance-based vesting conditions.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Depreciation and amortization expense	$961	$2,331	$1,370	143%
% of revenue	3%	5%
Depreciation and amortization expense increased by $1.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the suspension of certain development efforts that resulted in a $0.8 million write off of capitalized internal-use software development costs.
Interest (Expense) Income, Net

	Three Months Ended March 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Interest expense	$(489)	$(40)	$449	(92)%
Interest income	185	324	139	75
Interest (expense) income, net	$(304)	$284	$588	(193)%
% of revenue	(1)%	1%
Interest expense, net decreased $0.6 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to higher cash balances and a decline in the amount of debt outstanding.

Foreign Currency Gain (Loss)

	Three Months Ended March 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Foreign currency gain (loss)	$491	$(1,886)	$(2,377)	(484)%
% of revenue	1%	(4)%
Foreign currency gain (loss) decreased by $2.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to a decrease in the value of the British pound relative to the U.S. dollar.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, restricted cash, accounts receivable and working capital (in thousands):

	December 31, 2019	March 31, 2020
Cash and cash equivalents	$104,458	$102,174
Accounts receivable, net	81,452	57,668
Working capital (1)	117,329	111,634
Unused available borrowings	40,000	40,000

(1)	We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, our cash and cash equivalents are held in fully FDIC-insured demand deposit accounts. As of March 31, 2020, our demand deposit accounts earned up to a 1.50% annual rate of interest. As of March 31, 2020, $5.0 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through March 31, 2020, we have incurred accumulated net losses of $352.2 million since inception, including net losses of $6.3 million and $13.5 million for the three months ended March 31, 2019 and 2020, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, public offerings of our common stock as well as lines of credit and term loans. Through March 31, 2020, we have received net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $127.1 million from public equity offerings. Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the enhancement of our platform, the introduction of new solutions, the continued market acceptance of our solutions and the extent of the impact of COVID-19 on our operational and financial performance. We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. Despite the economic impacts of COVID-19, we believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months following the date our consolidated financial statements were issued. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be materially and adversely impacted. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2019	2020
Cash, cash equivalents and restricted cash — Beginning of period	$59,870	$104,587
Net cash used in operating activities	(1,483)	(3,406)
Net cash used in investing activities	(1,981)	(1,437)
Net cash from financing activities	162	3,139
Effect of exchange rates on cash, cash equivalents and restricted cash	120	(588)
Cash, cash equivalents and restricted cash — End of period	$56,688	$102,295
Sources of Funds
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
2018 Loan Facility
On May 14, 2019, we amended our loan facility with Pacific Western Bank to increase the capacity of our asset-based revolving line of credit ("2018 Line of Credit") and decreased the capacity of our term loan ("2018 Term Loan"). This amendment also extended the maturity date of the term loan from May 21, 2020 to May 14, 2021. We repaid $10.0 million of the principal balance of the 2018 Term Loan upon the execution of the amendment in May 2019 and repaid the remaining $10.0 million principal balance in September 2019. As of March 31, 2020, we had $40.0 million of unused borrowings available under our 2018 Line of Credit and had no outstanding borrowings. Under the amended terms, we are able to borrow up to the lesser of $40.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of March 31, 2020. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $40.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019. We believe that we were in compliance with all financial covenants as of March 31, 2020.
Uses of Funds
Our collection cycles can vary from period to period based on the payment practices of our marketers and their agencies. We are generally obligated to pay Consumer Incentives with respect to our Cardlytics Direct solution between one and three months following redemption, regardless of whether we have collected payment from a marketer or its agency. We are generally obligated to pay our FI partners’ FI Share either three months following marketer billings, regardless of whether we have collected payment from a marketer or its agency, or by the end of the month following our collection of payment from the applicable marketer or its agency. As a result, timing of cash receipts from our marketers can significantly impact our operating cash flows for any period. Further, the timing of payment of commitments and implementation fees to our FI partners may also result in variability of our operating cash flows for any period.
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

Operating Activities
Cash used in operating activities is primarily driven by our operating losses. We expect that we will continue to use cash from operating activities in 2020 as we invest in our business.
Operating activities used $3.4 million of cash during the three months ended March 31, 2020, which reflected our net loss of $13.5 million and a $1.6 million change in our net operating assets and liabilities, partially offset by $11.7 million of non–cash charges. The non-cash charges primarily related to stock-based compensation expense and depreciation and amortization expense, which included $0.9 million amortization of right-of-use assets and a $0.8 million charge related to the write off of certain development costs previously capitalized related to the development of new technology for building and launching marketing campaigns. The change in our net operating assets and liabilities was primarily due to a $22.1 million decrease in accounts receivable, offset by a $10.9 million decrease in FI Share liability and a $5.6 million decrease in our Consumer Incentive liability as a result of seasonally lower sales during the first quarter of 2020 compared to the fourth quarter of 2019.
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
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2020 as we continue to invest in and grow our business.
Investing activities used $1.4 million in cash in the three months ended March 31, 2020. Our investing cash flows during this period primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
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
Financing activities provided $3.1 million in cash during the three months ended March 31, 2020. Our financing activities during this period primarily consisted of proceeds from the exercise of options to purchase shares of common stock.
Financing activities provided $0.2 million in cash during the three months ended March 31, 2019. Our financing activities during this period primarily consisted of proceeds from the exercise of options to purchase shares of common stock.
Contractual Obligations & Commitments
There have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 3, 2020.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. The future effects of the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear, however we believe we have used reasonable estimates and assumptions in preparing our condensed consolidated financial statements. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. Except for the adoption of ASU 2016-02, Leases (Topic 842) described in Note 2—Recent Accounting Standards to our condensed consolidated financial statements, which resulted in the recognition of right-of-use assets and lease liabilities of $9.0 million and $12.1 million, respectively, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 2.75%. As of March 31, 2020 the prime rate was 3.25% and a 10% increase in the current prime rate would, for example, result in a $0.3 million annual increase in interest expense if the maximum borrowable amount under the 2018 Line of Credit were outstanding for an entire year.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the three months ended March 31, 2019 and 2020, our operating expense would have increased by $0.3 million and $0.4 million, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our Business and Industry
The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our marketers, FI partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, marketers, FI partners and communities, our employees began working remotely in March 2020 and are still all working from home. In addition, many of our marketers and prospective marketers, as well as our FI partners, are working remotely. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs that we cannot fully mitigate through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of marketers to renew at all or to renew at a reduced scope their agreements with us, requests from marketers for payment term deferrals as well as pricing concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. Although such events did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, we expect that COVID-19 and its impact on the global economy will materially adversely impact various aspects of our financial results from billings to net loss in the second quarter of 2020 and may go beyond depending on the duration of the measures taken to contain the virus.
More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our solution and materially and adversely impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those marketers significantly impacted by COVID-19, which may be more pronounced in industry verticals more directly impacted by the COVID-19 pandemic. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our guidance, our marketers, our potential marketers, our market opportunity, renewals and sales cycle, among others. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.
Although we believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be materially and adversely impacted.

The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, a possible resurgences of the virus, its impact on capital and financial markets, the timing of an economic recovery and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the current uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of COVID-19 on our business, results of operations or financial condition.
Unfavorable conditions in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.
General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities, and could cause marketers to reduce or delay their marketing spending. For example, we believe there is likely to be some short-term impact from the COVID-19 pandemic on spending by our marketers. We have also seen disruption in consumer spending in our data and it is impossible to predict the duration of the disruption. At this time, the potential impact on marketer spend and consumer spending from the COVID-19 pandemic is difficult to predict and, therefore, it is not possible to fully determine the impact on our future results. Historically, economic downturns have resulted in overall reductions in marketing spending. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have an material and adverse impact on our business, financial condition and operating results.
In addition, our business may be materially and adversely affected by weak economic conditions in the industries that we serve. We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and hospitality, grocery, e-commerce and luxury brands. All of these industries have been negatively impacted by the precautions taken to control the pandemic. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, we cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot assure you that the market for services such as ours will experience growth or that we will experience growth.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of COVID-19 and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
Our quarterly operating results have fluctuated and may continue to vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.
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

Factors that may impact our quarterly operating results include the factors set forth in this “Risk Factors” section, as well as the following:

•	our ability to maintain and grow our business in light of the global COVD-19 pandemic and precautions taken to reduce the risk of this virus;

•	our ability to attract and retain marketers and FI partners;

•
the amount and timing of revenue, operating costs and capital expenditures related to the operations and expansion of our business, particularly with respect to our efforts to attract new marketers and FI partners to our network;

•	the revenue mix revenue generated from our operations in the U.S. and U.K.;

•	delays in the continued phased rollout of Wells Fargo;

•	decisions made by our FI partners to increase Consumer Incentives or use their FI share to fund their Consumer Incentives;

•	changes in the economic prospects of marketers, the industries that we primarily serve, or the economy generally, which could alter marketers’ spending priorities or budgets;

•	the termination or alteration of relationships with our FI partners in a manner that impacts ongoing or future marketing campaigns;

•	reputational harm;

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

•
quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the COVID-19 pandemic;

•	expenses associated with items such as litigation, regulatory changes, cyberattacks or security breaches;

•	the introduction of new technologies, products or solution offerings by competitors; and

•	costs related to acquisitions of other businesses or technologies.
Fluctuations in our quarterly operating results, non-GAAP metrics and other metrics and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Each factor above or discussed elsewhere in this "Risk Factors" section or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.
We may not be able to sustain our revenue and billings growth rate in the future.
Our revenue increased 26% from $36.0 million in the three months ended March 31, 2019 to $45.5 million in the three months ended March 31, 2020. Our billings increased 16% from $58.6 million in the three months ended March 31, 2019 to $67.8 million in the three months ended March 31, 2020. We may not be able to sustain revenue and billings growth consistent with our recent history or at all. We expect revenue and billings growth rates will be negatively impacted by the COVID-19 pandemic and you should not consider our revenue and billings growth in recent periods as indicative of our future performance. Our revenue and billings growth rates may slow in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or FI partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.

We are dependent upon Cardlytics Direct.
All of our revenue and billings during 2019 and the three months ended March 31, 2020 was derived from sales of Cardlytics Direct. We have historically derived substantially all of our revenue and billings from Cardlytics Direct and expect to continue to derive substantially all of our future revenue and billings from sales of Cardlytics Direct for the foreseeable future. Our operating results could suffer due to:

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
In addition, we are required to pay a majority of our the Consumer Incentives associated with Cardlytics Direct marketing campaigns regardless of whether the amount of such Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer. Further, we are often required to pay such Consumer Incentives before we receive payment from the applicable marketer. Accordingly, if the amount of Consumer Incentives that we are required to pay materially exceeds the billings that we receive or we encounter any significant failure to ultimately collect payment, our business, financial condition and operating results could be adversely affected.
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
During the three months ended March 31, 2019 and 2020, Chase contributed 42% and 48% of our average FI MAUs, respectively. Bank of America contributed 29% and 24% of our average FI MAUs during the three months ended March 31, 2019 and 2020, respectively. We anticipate that Chase, Bank of America and, once the phased launch is complete, Wells Fargo will contribute a significant portion of our average FI MAUs for the foreseeable future.
In addition, we pay most of our FI partners an FI Share, which is a negotiated and fixed percentage of our billings less certain costs. During three months ended March 31, 2019 and 2020, Bank of America accounted for 45% and 31% of the total FI Share we paid to our FI partners, respectively. Chase accounted for 27% and 43% of the total FI Share we paid to our FI partners during the three months ended March 31, 2019 and 2020, respectively. No other FI partners accounted for over 10% of FI Share during the three months ended March 31, 2019 and 2020. We anticipate that Bank of America, Chase and, once the phased launch is complete, Wells Fargo, will receive a significant portion of our FI Share for the foreseeable future.
Our agreements with a substantial majority of our FI partners have three- to seven-year terms but are generally terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers. Our FI partners may elect to withhold from us or limit the use of their purchase data for many reasons, including:

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
In August 2018, we signed a four-year agreement, with the initial term expiring on July 1, 2022, for a national launch of Cardlytics Direct with Wells Fargo. Wells Fargo began a phased launch of the Cardlytics Direct program in the fourth quarter of 2019 that we expect to continue into the second quarter of 2020. The remaining deployment at Wells Fargo may require significant investment in our systems and infrastructure, and we may encounter unforeseen "technological issues" or slowdowns related to the COVID-19 pandemic, which could cause delays in the continued phased rollout or limitations to the scope of the rollout. In addition, Wells Fargo may terminate the agreement at any time upon 180 days' written notice. If the remaining deployment at Wells Fargo is delayed, limited or terminated, our business, financial condition and operating results could be harmed.
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
Our ability to grow our revenue depends on our ability to maintain our relationships with current FI partners and attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 15 largest FIs in the U.S., six of which are currently part of our network, while the balance of card spending is spread across thousands of smaller FIs. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to maintain our relationships with the large FIs that are currently part of our network and establish relationships with the large FIs that are not currently part of our network. In addition, we must continue to maintain our relationships with our existing bank processor and digital banking provider partners and attract new such partners because these partners aggregate smaller FIs into our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large FIs. If we are unable to maintain our relationships with current FI partners and attract new FI partners, maintain our relationships with our existing bank processor and digital banking provider partners or attract new bank processor and digital provider partners, our business, results of operations and financial condition would be significantly harmed and we may fail to capture a material portion of the native bank advertising market opportunity.

Our future success will depend, in part, on our ability to expand into new industries.
We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and hospitality, grocery, e-commerce and luxury brands, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industries. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industries. Our success in expanding sales of our solutions to marketers in new industries will depend on a variety of factors, including our ability to:

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
Our marketer base is concentrated with our top five marketers representing 28% and 31% of revenue for the three months ended March 31, 2019 and 2020, respectively. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
Further, our top five marketers represented 27% and 26% of accounts receivable as of December 31, 2019 and March 31, 2020, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could materially and adversely affect our business, results of operations and financial conditions.
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

Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services could become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. In the event that our protection efforts are unsuccessful and our systems are compromised such that a third-party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. In addition, due to the COVID-19 pandemic, we have transitioned all of our employees to work remotely which may make us more vulnerable to cyberattacks. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, dealing with regulatory scrutiny, and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, a breach of the security of our systems or data could materially harm our business, financial condition and operating results.
If we fail to generate sufficient revenue to offset our contractual commitments to FIs, our business, results of operations and financial conditions could be harmed.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of March 31, 2020. The timing of the completion of the milestones is uncertain; however, we do not currently believe the FI partner will complete the milestones in 2020. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
To the extent that we are unable to generate revenue from marketers sufficient to offset our FI Share commitments and other obligations, our business, results of operations and financial conditions could be harmed.
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
Our ability to retain and increase sales of our solutions and attract new marketers and their agencies may be adversely affected by competitive offerings, marketing methods that are lower priced or perceived as more effective than our solutions, or a general decline in spending by marketers due to the global economic uncertainty and financial market conditions caused by the COVID–19 pandemic. Larger marketers may themselves have a substantial amount of purchase data and they may also seek to augment their own purchase data with additional purchase, impression and/or demographic data acquired from third-party data providers, which may allow them to develop, individually or with partners, internal targeting and measurement capabilities.
Because many of our agreements are not long-term with our marketers or their agencies, we may not be able to accurately predict future revenue streams, and we cannot guarantee that our current marketers will continue to use our solutions, or that we will be able to replace departing marketers with new marketers that provide us with comparable revenue. If we are unable to retain and increase sales of our solutions to existing marketers and their agencies or attract new marketers and their agencies for any of the reasons above or for other reasons, our business, financial condition and operating results would be adversely affected.
We have a history of losses and may not achieve profitability in the future.
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $6.3 million and $13.5 million in the three months ended March 31, 2019 and 2020, respectively. As of March 31, 2020, we had an accumulated deficit of $352.2 million. We have never achieved profitability on an annual basis and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Larger competitors are also often in a better position to withstand any significant reduction in capital spending and will therefore not be as susceptible to economic downturns. In addition, current or potential competitors may be acquired by third parties with greater available resources. As a result of such relationships and acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or future competitors.
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
Our business is heavily dependent upon highly complex data processing capabilities. We contract with our primary third-party data center, located in Atlanta, Georgia, and our redundancy data center, located in Suwanee, Georgia, pursuant to agreements that expire in 2020, subject to earlier termination upon material breach and a failure to cure. If for any reason our arrangements with our third-party data centers are terminated, or if we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer that portion of our operations to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Further, protection of our third-party data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is important to our continued success. Any damage to, or failure of, the systems of the data centers that we utilize, or of our own equipment located within such data centers, could result in interruptions to the availability or functionality of our solutions. In addition, the failure of the data centers that we utilize to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. Any damage to the data centers that we utilize, or to our own equipment located within such data centers, that causes loss of capacity or otherwise causes interruptions in our operations could materially adversely affect our ability to quickly and effectively respond to our marketers’ or FI partners’ requirements, which could result in loss of their confidence, adversely impact our ability to attract new marketers and/or FI partners and force us to expend significant resources. The occurrence of any such events could adversely affect our business, financial condition and operating results.
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
We currently have a loan facility with Pacific Western Bank (the "2018 Loan Facility") consisting of a $40.0 million asset-based revolving line of credit ("2018 Line of Credit"). As of March 31, 2020, we did not have any outstanding borrowings under the 2018 Line of Credit.
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
During the three months ended March 31, 2019 and 2020, we derived 13% and 12% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and a research and development office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
Our international operations subject us to a variety of risks and challenges, including:

•	localization of our solutions, including adaptation for local practices;

•	increased management, travel, infrastructure and legal compliance costs associated with having international operations;

•	fluctuations in currency exchange rates and related effect on our operating results;

•	longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•	increased financial accounting and reporting burdens and complexities;

•	general economic conditions in each country or region;

•	the global economic uncertainty and financial market conditions caused by the COVID–19 pandemic;

•	impact of Brexit;

•	reduction in billings, foreign currency exchange rates, and trade with the European Union;

•	contractual and legislative restrictions or changes;

•	economic uncertainty around the world;

•	compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

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
Legal, political and economic uncertainty surrounding the exit of the U.K. from the European Union may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition and results of operations.
On January 31, 2020, the U.K. withdrew from the EU. The U.K.’s withdrawal from the EU is commonly referred to as Brexit. Under the withdrawal agreement agreed between the U.K. and the EU, the U.K. will be subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules will continue to apply. During the Transition Period, negotiations between the U.K. and the EU are expected to continue in relation to the future customs and trading relationship between the U.K. and the EU following the expiration of the Transition Period. [Due to the current COVID-19 global pandemic, negotiations between the U.K. and the EU that were scheduled for March and April were either being postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended).
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
If the U.K. and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the U.K. and other EU Member States or among the European Economic Area ("EEA") overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets after the Transition Period.
Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU (referred to as the "single market"), and the wider commercial, legal and regulatory environment, will impact our U.K. operations and customers. Our U.K. operations service marketers in the U.K. as well as in other countries in the EU and European Economic Area (“EEA”), and these operations could be disrupted by Brexit, particularly if there is a change in the U.K.’s relationship to the single market following the Transition Period.
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
As of March 31, 2020, we had 446 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
We are dependent on the continued services and performance of our senior management and other key personnel, the loss of any of whom could adversely affect our business.
Our future success depends in large part on the continued contributions of our senior management and other key personnel, including our two founders, Scott Grimes and Lynne Laube. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our solutions and our strategic direction. We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID–19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
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
Due to our international operations, we may be exposed to the effects of fluctuations in currency exchange rates. We generate revenue and incur expenses for employee compensation and other operating expenses at our U.K. and Indian offices in the local currency. Fluctuations in the exchange rates between the U.S. dollar, British pound and Indian rupee could result in the dollar equivalent of such revenue and expenses being lower, which could have a negative net impact on our reported operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be limited.
Our net operating loss ("NOL"), carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2019, we had U.S. federal and state NOLs of $266.8 million and $98.4 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act ("the Tax Act"), as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.
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

Natural or man-made disasters, pandemics and other similar events may significantly disrupt our business, and negatively impact our business, financial condition and operating results.
A significant public health crisis, epidemic or pandemic (including the ongoing COVID–19 pandemic), or a natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. A significant portion of our employee base, operating facilities and infrastructure are centralized in Atlanta, Georgia. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business, financial condition and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and operating results. In addition, the facilities of significant marketers, FI partners or third-party data providers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.
We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all, which may in turn hamper our growth and adversely affect our business.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or equity-linked securities, including convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities that we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, including the ability to pay dividends or repurchase shares of our capital stock. This may make it more difficult for us to obtain additional capital, to pursue business opportunities, including potential acquisitions, or to return capital to our stockholders. We also may not be able to obtain additional financing on terms favorable to us, if at all. For example, while the potential impact and duration of the COVID–19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, service our indebtedness and respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
Our solution can be utilized by in-store and online marketers, however, a large majority of consumer purchases continue to be made in-store. For validation of certain of these limited online purchases, our solutions may use digital matching technologies, such as mobile advertising identifiers, pixels and cookies to match the Cardlytics IDs we have assigned to our FIs’ customers with their digital presence outside of the FI partners’ websites and mobile applications. In most cases, the matching technologies we use relate to mobile advertising identifiers that we use in limited cases to validate that we influenced an online purchase. If our access to matching technology data is reduced, our ability to validate certain online purchases in the current manner may be affected and thus undermine the effectiveness of our solutions.
On occasion, “third-party cookies” may be placed through an Internet browser to validate online purchases. Internet users may easily block and/or delete cookies (e.g., through their browsers or “ad blocking” software). The most commonly used Internet browsers allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers, or are set to block third-party cookies by default. Further, Google recently announced its plans to eliminate third-party cookies from its browser in 2022. If more browser providers and Internet users adopt these settings or delete their cookies more frequently than they currently do, our practices related to the validation of limited online purchases could be impacted, which could result in us needing to implement other available methodologies. Some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. If Internet users adopt a “Do Not Track” browser setting and the standard either gets imposed by state or federal legislation or agreed upon by standard-setting groups, it may curtail or prohibit us from using non-personal data as we currently do. This could hinder growth of marketing on the Internet generally and cause us to change our business practices and adversely affect our business, financial condition and operating results. In addition, browser manufacturers could replace cookies with their own product and require us to negotiate and pay them for use of such product to record information about Internet users’ interactions with our marketers, which may not be available on commercially reasonable terms, or at all.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $107.50 through April 30, 2020. Factors that may affect the market price of our common stock include:

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
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies due to, among other factors, the actions of market participants or other actions outside of our control, including general market volatility caused by the COVID–19 pandemic. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Issuances of Common Stock upon the Exercise of Warrants
On January 15, 2020, we issued 9,268 shares of our common stock upon the net exercise of warrants to purchase 12,687 shares of our common stock to one accredited investor.
The issuance of the securities described in the preceding paragraph was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as a transaction by an issuer not involving a public offering.
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Fourth Amendment to Loan and Security Agreement, dated February 27, 2020, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	May 11, 2020	By:	/s/ Scott D. Grimes
Scott D. Grimes
Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ Andrew Christiansen
Andrew Christiansen
Chief Financial Officer (Principal Financial and Accounting Officer)