Form 10-Q
period 2020-06-30
Cardlytics, Inc.
filed 2020-08-04
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, there were 27,286,104 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CARDLYTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Amounts in thousands, except par value amounts)

	December 31, 2019	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$104,458	$98,370
Restricted cash	129	105
Accounts receivable, net	81,452	36,566
Other receivables	3,908	5,007
Prepaid expenses and other assets	5,783	6,356
Total current assets	195,730	146,404
Long-term assets:
Property and equipment, net	14,290	12,983
Right-of-use assets under operating leases, net	—	10,422
Intangible assets, net	389	407
Capitalized software development costs, net	3,815	4,738
Deferred FI implementation costs, net	8,383	6,384
Other long-term assets, net	1,706	1,701
Total assets	$224,313	$183,039
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,229	$1,177
Accrued liabilities:
Accrued compensation	8,186	4,904
Accrued expenses	6,018	3,270
FI Share liability	41,956	19,291
Consumer Incentive liability	19,861	9,113
Deferred revenue	1,127	969
Current operating lease liabilities	—	3,712
Current finance lease liabilities	24	24
Total current liabilities	78,401	42,460
Long-term liabilities:
Deferred liabilities	2,632	—
Long-term operating lease liabilities	—	10,114
Long-term finance lease liabilities	13	—
Total liabilities	81,046	52,574
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 26,547 and 27,275 shares issued and outstanding as of December 31, 2019 and June 30, 2020, respectively.	8	8
Additional paid-in capital	480,578	499,663
Accumulated other comprehensive income	1,312	2,714
Accumulated deficit	(338,631)	(371,920)
Total stockholders’ equity	143,267	130,465
Total liabilities and stockholders’ equity	$224,313	$183,039

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Revenue	$48,730	$28,222	$84,718	$73,731
Costs and expenses:
FI Share and other third-party costs	27,620	16,811	46,624	42,949
Delivery costs	3,370	3,499	6,616	6,905
Sales and marketing expense	11,047	10,405	20,384	21,373
Research and development expense	2,782	3,966	5,723	7,817
General and administration expense	8,340	11,734	15,340	22,478
Depreciation and amortization expense	1,053	1,545	2,014	3,876
Total costs and expenses	54,212	47,960	96,701	105,398
Operating loss	(5,482)	(19,738)	(11,983)	(31,667)
Other expense:
Interest (expense) income, net	(338)	(10)	(642)	274
Foreign currency loss	(690)	(10)	(199)	(1,896)
Total other expense	(1,028)	(20)	(841)	(1,622)
Loss before income taxes	(6,510)	(19,758)	(12,824)	(33,289)
Income tax benefit	—	—	—	—
Net loss	(6,510)	(19,758)	(12,824)	(33,289)
Net loss attributable to common stockholders	$(6,510)	$(19,758)	$(12,824)	$(33,289)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.73)	$(0.57)	$(1.24)
Weighted-average common shares outstanding, basic and diluted	22,731	27,072	22,618	26,898

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net loss	$(6,510)	$(19,758)	$(12,824)	$(33,289)
Other comprehensive income:
Foreign currency translation adjustments	449	105	77	1,402
Total comprehensive loss	$(6,061)	$(19,653)	$(12,747)	$(31,887)

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Six Months Ended June 30, 2020:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2019	26,547	$8	$480,578	$1,312	$(338,631)	$143,267
Exercise of common stock options	275	—	5,426	—	—	5,426
Exercise of common stock warrants	9	—	—	—	—	—
Stock-based compensation	—	—	12,347	—	—	12,347
Settlement of restricted stock	416	—	—	—	—	—
Issuance of common stock pursuant to the ESPP	28	—	1,312	—	—	1,312
Other comprehensive income	—	—	—	1,402	—	1,402
Net loss	—	—	—	—	(33,289)	(33,289)
Balance – June 30, 2020	27,275	$8	$499,663	$2,714	$(371,920)	$130,465

Three Months Ended June 30, 2020:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2020	26,824	$8	$487,903	$2,609	$(352,162)	$138,358
Exercise of common stock options	114	—	2,281	—	—	2,281
Stock-based compensation	—	—	8,167	—	—	8,167
Settlement of restricted stock	309	—	—	—	—	—
Issuance of common stock pursuant to the ESPP	28	—	1,312	—	—	1,312
Other comprehensive income	—	—	—	105	—	105
Net loss	—	—	—	—	(19,758)	(19,758)
Balance – June 30, 2020	27,275	$8	$499,663	$2,714	$(371,920)	$130,465

See notes to the condensed consolidated financial statements

Six Months Ended June 30, 2019:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2018	22,466	$7	$371,463	$1,992	$(321,487)	$51,975
Exercise of common stock options	111	—	1,348	—	—	1,348
Stock-based compensation	—	—	4,797	—	—	4,797
Settlement of restricted stock	157	—	—	—	—	—
Issuance of common stock pursuant to the ESPP	94	—	1,165	—	—	1,165
Other comprehensive income	—	—	—	77	—	77
Net loss	—	—	—	—	(12,824)	(12,824)
Balance – June 30, 2019	22,828	$7	$378,773	$2,069	$(334,311)	$46,538

Three Months Ended June 30, 2019:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2019	22,570	$7	$373,351	$1,620	(327,801)	$47,177
Exercise of common stock options	80	—	1,175	—	—	1,175
Stock-based compensation	—	—	3,082	—	—	3,082
Settlement of restricted stock	84	—	—	—	—	—
Issuance of common stock pursuant to the ESPP	94	—	1,165	—	—	1,165
Other comprehensive income	—	—	—	449	—	449
Net loss	—	—	—	—	(6,510)	(6,510)
Balance – June 30, 2019	22,828	$7	$378,773	$2,069	(334,311)	$46,538

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2019	2020
Operating activities
Net loss	$(12,824)	$(33,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	652	1,326
Depreciation and amortization	2,014	3,876
Amortization of financing costs charged to interest expense	50	48
Amortization of right-of-use assets	—	1,731
Stock-based compensation expense	4,780	13,233
Other non-cash expense, net	351	2,073
Amortization of deferred FI implementation costs	1,384	1,999
Change in operating assets and liabilities:
Accounts receivable	(7,024)	42,460
Prepaid expenses and other assets	(1,622)	(603)
Recovery of deferred FI implementation costs	2,312	—
Accounts payable	(306)	(163)
Other accrued expenses	323	(6,922)
FI Share liability	2,932	(22,665)
Consumer Incentive liability	4,009	(10,748)
Net cash used in operating activities	(2,969)	(7,644)
Investing activities
Acquisition of property and equipment	(4,019)	(1,225)
Acquisition of patents	(5)	(30)
Capitalized software development costs	(1,139)	(2,132)
Net cash used in investing activities	(5,163)	(3,387)
Financing activities
Principal payments of debt	(10,010)	(11)
Proceeds from issuance of common stock	1,213	5,435
Debt issuance costs	(93)	(13)
Net cash (used in) received from financing activities	(8,890)	5,411
Effect of exchange rates on cash, cash equivalents and restricted cash	(99)	(492)
Net decrease in cash, cash equivalents and restricted cash	(17,121)	(6,112)
Cash, cash equivalents, and restricted cash — Beginning of period	59,870	104,587
Cash, cash equivalents, and restricted cash — End of period	$42,749	$98,475

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2019	2020
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$32,495	$98,370
Restricted cash	10,254	105
Total cash, cash equivalents and restricted cash — End of period	$42,749	$98,475

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$771	$32
Amounts accrued for property and equipment	$53	$452

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
Restructuring
During the first quarter of 2020, we began a strategic shift within our organization to increase productivity and optimize performance. This plan has resulted in severance and medical benefits totaling $0.4 million and $0.9 million during the three and six months ended June 30, 2020, respectively. We recognize these costs when the extent of our actions are determined and the costs can be estimated. These charges are reflected on our condensed consolidated statement of operations as follows: $0.7 million in sales and marketing expense, $0.1 million general and administrative expense and $0.1 million in research and development expense. Severance and medical benefits of $0.2 million were paid to former employees through June 30, 2020.
Impacts of COVID-19 Pandemic
The COVID–19 pandemic resulted in a global slowdown of economic activity that decreased demand for a broad variety of goods and services and consumer discretionary spending, including spending by consumers with our marketers, and such decreased demand is likely to continue. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Revenue growth for the three and six months ended June 30, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the six months ended June 30, 2020, we deferred $1.2 million of revenue and recorded bad debt expense of $1.3 million associated with billings to marketers that we believe are likely to be materially and adversely affected by the slowdown in economic activity resulting from the COVID-19 pandemic. We expect both a reduction in consumer spending and a reduction in marketing campaigns in the near term, which will result in a decline in our revenue and an increase in our net loss in future periods. The severity and duration of this decline is difficult to estimate given the uncertainty that the impacts of COVID-19 will continue to have on the global economy.
The following table summarizes changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Beginning balance	$397	$1,383	$169	$255
Bad debt expense (reversal)	402	(151)	652	1,326
Write-offs, net of recoveries	(227)	(212)	(249)	(561)
Ending balance	$572	$1,020	$572	$1,020

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
On January 1, 2020, we adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which addresses the accounting for implementation, setup and other upfront costs incurred in a hosting arrangement. The adoption of this guidance did not have a material effect on our condensed consolidated financial statements.
Except for the adoption of ASU 2016-02, ASU 2015-05 and ASU 2018-15, there have been no changes to our accounting policies, and these unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2019, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

3.     REVENUE
Cardlytics Direct is our bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited online and mobile banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $25.0 million and $11.3 million during the three months ended June 30, 2019 and 2020, respectively, and totaled $47.6 million and $33.6 million during the six months ended June 30, 2019 and 2020, respectively. We generally pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to FIs’ customers and certain third-party data costs. Revenue on our condensed consolidated statements of operation is presented net of Consumer Incentives and gross of FI Share.
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

The following table summarizes revenue by pricing model (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Cost per Served Sale	$33,549	$20,353	$54,558	$51,199
Cost per Redemption	14,276	7,339	28,240	21,407
Other	905	530	1,920	1,125
Revenue	$48,730	$28,222	$84,718	$73,731

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

Upon the adoption of ASU 2016-02, we recorded right-of-use assets of $10.3 million, lease liabilities of $13.5 million and eliminated deferred rent liabilities of $3.2 million. As of the adoption date, our office and data center leases have remaining lease terms ranging from one to six years.
During the three months ended June 30, 2020, we renewed certain data center lease agreements resulting in a lease modification and the recognition of additional right-of-use assets and lease liabilities of $2.1 million.
During the six months ended June 30, 2020, we made cash payments of $1.7 million for operating leases which are included in cash flows from operating activities in our consolidated statement of cash flows.
The following table summarizes activity related to our leases (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease expense	$886	$1,913
Variable lease expense	175	472
Short-term lease expense	45	157
The following table presents our weighted average borrowing rate and weighted average lease term:

June 30, 2020
Weighted average borrowing rate	3.4%
Weighted average remaining lease term (years)	3.81

The following table summarizes future maturities of lease liabilities as of June 30, 2020 (in thousands):

Amount
2020 (remainder of year)	$2,098
2021	3,969
2022	3,932
2023	2,348
2024	1,807
Thereafter	611
Total lease payments	14,765
Imputed interest	939
Total operating lease liabilities	$13,826

The following table summarizes future payments for operating leases as of December 31, 2019 prior to our adoption of ASU 2016-02 (in thousands):

Minimum Lease Payments
2020	$3,040
2021	2,759
2022	2,808
2023	1,847
2024	1,807
Thereafter	611
Total	$12,872

5.     DEBT
2018 Loan Facility
On May 14, 2019, we amended our loan facility with Pacific Western Bank to increase the capacity of our asset-based revolving line of credit ("2018 Line of Credit") and decreased the capacity of our term loan ("2018 Term Loan"). This amendment also extended the maturity date of the term loan from May 21, 2020 to May 14, 2021. We repaid $10.0 million of the principal balance of the 2018 Term Loan upon the execution of the amendment in May 2019 and repaid the remaining $10.0 million principal balance in September 2019. As of June 30, 2020, we had $26.4 million of unused borrowings available under our 2018 Line of Credit and had no outstanding borrowings. Under the amended terms, we are able to borrow up to the lesser of $40.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of June 30, 2020. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $40.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019. We believe that we were in compliance with all financial covenants as of June 30, 2020.
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
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Delivery costs	$199	$357	$363	$532
Sales and marketing expense	952	2,567	1,659	3,836
Research and development expense	363	1,401	566	2,004
General and administration expense	1,558	4,783	2,192	6,861
Total stock-based compensation expense	$3,072	$9,108	$4,780	$13,233

During the six months ended June 30, 2019 and 2020, we capitalized less than $0.1 million and $0.2 million of stock-based compensation expense for software development, respectively.
During the three months ended June 30, 2020, we accrued $1.1 million of stock-based compensation for bonus and commissions in lieu of cash compensation which has not been settled as of June 30, 2020. This amount is presented within accrued compensation on our condensed consolidated balance sheet.

Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. The following table summarizes changes in common stock options:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2019	1,000	$22.99
Granted	—	—
Exercised	(275)	19.71		$14,956
Forfeited	(9)	28.71
Canceled	(1)	28.96
Options outstanding — June 30, 2020	715	24.17	6.12	$32,752
Exercisable — June 30, 2020	607	$23.87	5.99	$27,983

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value based on the $69.98 per share closing price of our common stock as reported on the Nasdaq Global Market on June 30, 2020, that would have been received by option holders had all in-the-money options been exercised on that date.

The total fair value of options vested during the six months ended June 30, 2020 was approximately $1.4 million. As of June 30, 2020, unamortized stock-based compensation expense related to unvested common stock options was $1.3 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 0.7 years.
Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2019	1,741	$18.55
Granted	1,544	38.29
Vested	(416)	18.88
Forfeited	(242)	22.16
Unvested — June 30, 2020	2,627	$29.76	3.42	$64,036

During the six months ended June 30, 2020, we granted 1,057,978 RSUs to employees, executives and non-employee directors, which have annual vesting periods ranging from one to four years.
During the three months ended June 30, 2020, we granted 9,278 immediately vesting RSUs to employees for bonus in lieu of cash compensation. Stock-based compensation related to these grants totaled $0.6 million.
Subsequent to June 30, 2020, we granted 91,593 RSUs to employees and a new director, which have annual vesting periods ranging from one to four years. The unamortized stock-based compensation expense related to these RSUs is $6.1 million. In addition, we expect to recognize $2.0 million of stock-based compensation in the third quarter of 2020 related to the accelerated vesting of certain RSU and performance-based RSU awards for which the performance-based vesting condition has been met.
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

The vesting conditions of each of the four tranches must be achieved within four years of the grant date. Upon a vesting event, 50% of the related tranche vests immediately, 25% of the related tranche vests six months after achievement date and 25% of the related tranche vests 12 months after the achievement date. Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In August and November 2019, the compensation committee of our board of directors certified that the target minimum trailing 30-day average closing price of our common stock and target minimum cumulative adjusted EBITDA target over a trailing 12-month period, respectively, were achieved resulting in the immediate vesting of 50% of the related PSU tranches. In February 2020, 25% of the 30-day average closing price of our common stock PSU tranche vested upon the six-month anniversary of the tranche's achievement date. In May 2020, 25% of the adjusted EBITDA tranche vested upon the six-month anniversary of the tranche's achievement date.
In April 2020, we granted 476,608 performance-based restricted stock units ("2020 PSUs"), of which 443,276 units have a performance-based vesting condition based on a minimum average Cardlytics Direct revenue per user ("ARPU") target over a trailing 12-month period and 33,332 units have the same performance-based vesting conditions as those that remain unmet under the 2019 PSUs described above. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six months after achievement date and 25% of the award vests 12 months after the achievement date.
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
As of December 31, 2019, 267,823 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 265,470 shares on January 1, 2020. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. In May 2020, we issued 28,097 shares pursuant to our 2018 ESPP.
7.    COMMON STOCK WARRANTS
We have granted warrants to purchase shares of our common stock to a certain lender that include a time-based vesting condition. These warrants are accounted for under ASC Topic 505-50, Equity-Based Payments to Non-Employees.
The following table summarizes changes in our common stock warrants (in thousands, except per share amounts):

	Shares	Weighted-average exercise price per share
Warrants outstanding — December 31, 2019	12	$23.64
Exercised	(9)	23.64
Forfeited/canceled	(3)	23.64
Warrants outstanding — June 30, 2020	—	$—

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
The following table summarizes changes in deferred FI implementation costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Beginning balance	$14,067	$7,375	$15,877	$8,383
Recoveries through FI Share	(1,155)	—	(2,312)	—
Amortization	(731)	(991)	(1,384)	(1,999)
Ending balance	$12,181	$6,384	$12,181	$6,384

We have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of June 30, 2020. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
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

10.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the six months ended June 30, 2019 and 2020 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities as of June 30, 2019 and June 30, 2020 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	June 30,
	2019	2020
Common stock options	1,620	715
Common stock warrants	868	—
Unvested restricted stock units	1,846	2,627
Common stock issuable pursuant to the ESPP	22	9

11.     SEGMENTS
As of June 30, 2020, we have two operating segments: Cardlytics Direct in the U.S. and U.K., as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker, uses to make strategic goals and operating decisions. Our Cardlytics Direct operating segments in the U.S. and U.K. represent our proprietary native bank advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution.
Our chief operating decision maker allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution.
The following table provides information regarding our Cardlytics Direct reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Adjusted contribution	$21,841	$12,402	$39,478	$32,781
Plus: Adjusted FI Share and other third-party costs(1)	26,889	15,820	45,240	40,950
Revenue	$48,730	$28,222	$84,718	$73,731

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

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Adjusted contribution	$21,841	$12,402	$39,478	$32,781
Minus:
Amortization of deferred FI implementation costs(1)	731	991	1,384	1,999
Delivery costs	3,370	3,499	6,616	6,905
Sales and marketing expense	11,047	10,405	20,384	21,373
Research and development expense	2,782	3,966	5,723	7,817
General and administration expense	8,340	11,734	15,340	22,478
Depreciation and amortization expense	1,053	1,545	2,014	3,876
Total other expense	1,028	20	841	1,622
Loss before income taxes	$(6,510)	$(19,758)	$(12,824)	$(33,289)

(1)	Amortization of deferred FI implementation costs is excluded from adjusted FI Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.
The following tables provide geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Revenue:
United States	$43,123	$26,750	$74,471	$66,778
United Kingdom	5,607	1,472	10,247	6,953
Total	$48,730	$28,222	$84,718	$73,731

	December 31, 2019	June 30, 2020
Property and equipment, net:
United States	$12,052	$10,465
United Kingdom	2,010	2,338
India	228	180
Total	$14,290	$12,983

Capital expenditures within the United Kingdom and India were $0.3 million and $0.4 million during the six months ended June 30, 2019 and 2020, respectively.
Concentrations of Risk
Customers
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A substantial majority of our cash and cash equivalents are held in fully FDIC–insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held with three financial institutions, which we believe are of high credit quality. Our accounts receivable are diversified among a large number of marketers segregated by both geography and industry. One marketer represented 10% and 17% of our revenue during the six months ended June 30, 2019 and 2020, respectively. This marketer also represented 24% of our accounts receivable as of June 30, 2020. A different marketer represented 12% of our accounts receivable as of June 30, 2019.

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
During both the six months ended June 30, 2019 and 2020, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total FI Share we paid to all FIs, with each representing over 30%. No other FI partner accounted for over 10% of FI Share during these periods.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; the anticipated continued decline in ARPU as a result of significant FI MAU growth due to Chase and Wells Fargo launching the Cardlytics Direct program; anticipated FI Share commitment shortfalls; the timing of the phased launch of Cardlytics Direct by U.S. Bank; and the uncertain negative impacts that COVID–19 may have on our business, financial condition, results of operations and changes in overall level of spending and volatility in the global economy. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Revenue, which is reported net of Consumer Incentives and gross of FI Share and other third-party costs, was $48.7 million and $28.2 million during the three months ended June 30, 2019 and 2020, respectively, representing a decline of 42%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and FI Share, was $73.8 million and $39.5 million during the three months ended June 30, 2019 and 2020, respectively, representing a decline of 46%. Gross profit, which represents revenue less FI Share and other third-party costs and less delivery costs, was $17.7 million and $7.9 million during the three months ended June 30, 2019 and 2020, respectively, representing a decline of 55%. Adjusted contribution, a non GAAP measure that represents our revenue less our adjusted FI Share and other third-party costs, was $21.8 million and $12.4 million during the three months ended June 30, 2019 and 2020, respectively, representing a decline of 43%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
Billings(1)	$73,776	$39,521	$(34,255)	(46)%	$132,326	$107,297	$(25,029)	(19)%
Consumer Incentives	25,046	11,299	(13,747)	(55)	47,608	33,566	(14,042)	(29)
Revenue	48,730	28,222	(20,508)	(42)	84,718	73,731	(10,987)	(13)
Adjusted FI Share and other third-party costs(1)	26,889	15,820	(11,069)	(41)	45,240	40,950	(4,290)	(9)
Adjusted contribution(1)	21,841	12,402	(9,439)	(43)	39,478	32,781	(6,697)	(17)
Delivery costs	3,370	3,499	129	4	6,616	6,905	289	4
Amortization of deferred FI implementation costs	731	991	260	36	1,384	1,999	615	44
Gross profit	$17,740	$7,912	$(9,828)	(55)%	$31,478	$23,877	$(7,601)	(24)%

(1)
Billings, adjusted FI Share and other third-party costs and adjusted contribution are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings and GAAP gross profit to adjusted contribution.

During the three months ended June 30, 2019 and 2020, our net loss was $6.5 million and $19.8 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. During the three months ended June 30, 2019 and 2020, our net loss included stock-based compensation expense of $3.1 million and $9.1 million, respectively.
FI Partners
Our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association (“Wells Fargo”) in the U.S. and Lloyds Bank plc (“Lloyds”) and Santander UK plc (“Santander”) in the U.K., as well as many other national and regional financial institutions, including several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Wells Fargo began a phased launch of our platform in the fourth quarter of 2019 that was completed in the second quarter of 2020. Additionally, in the first quarter of 2020, we entered into an agreement with U.S. Bank, National Association (“U.S. Bank”), pursuant to which we have agreed to a national rollout of Cardlytics Direct to U.S. Bank. We expect U.S. Bank to begin a phased launch of the Cardlytics Direct program in the first half of 2021.
For the three months ended June 30, 2019 and 2020, our average FI monthly active users ("FI MAUs") were approximately 120.1 million and 157.2 million and our average Cardlytics Direct revenue per user ("ARPU"), was $0.40 and $0.18, respectively. FI MAU and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below. The increase in FI MAUs is largely due to Chase launching our Cardlytics Direct program for its online banking channel in the second quarter of 2019 and Wells Fargo completing their phased launch in the second quarter of 2020. We expect a continued increase in FI MAUs year over year as a result of the launch of Wells Fargo. We expect a continued decline in ARPU year over year as a result of significant FI MAU growth and a decline in revenue as a result of the COVID-19 pandemic.

FI Partner Commitments
Agreements with certain FI partners require us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Certain of these agreements provide for future reductions in FI Share due to the FI partner. During 2019, we recovered $4.6 million through FI Share payment reductions, $2.3 million of which had been recovered through June 30, 2019. The scheduled FI Share payment reductions were completed in December 2019.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of June 30, 2020. The timing of the completion of the milestones is uncertain; however, we do not currently believe the FI partner will complete the milestones in 2020. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
Impacts of COVID-19 Pandemic
We remain focused on supporting our marketers, FIs partners, employees and communities during the COVID-19 pandemic. The impact of COVID-19 on the global economy and on our business continues to be a fluid situation. We responded quickly to adopt a virtual corporate strategy to enable all of our employees to work productively from home, guard the health and safety of our team, support our marketers and FI partners, mitigate risk and maximize our financial performance. We are focused on ensuring continuity for our marketers and FI partners.
Revenue growth for the three and six months ended June 30, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the six months ended June 30, 2020, we deferred $1.2 million of revenue and recorded bad debt expense of $1.3 million associated with billings to marketers that we believe are likely to be materially and adversely affected by the slowdown in economic activity resulting from the COVID-19 pandemic. We expect both a reduction in consumer spending and a reduction in marketing campaigns on a year-over-year basis in the near term, which will result in a year-over-year decline in our revenue and a year-over-year increase in our net loss in future periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands, except ARPU)
FI MAUs	120,125	157,220	114,297	149,000
ARPU	$0.40	$0.18	$0.74	$0.49
Billings	$73,776	$39,521	$132,326	$107,297
Adjusted contribution	$21,841	$12,402	$39,478	$32,781
Adjusted EBITDA	$(626)	$(7,693)	$(3,805)	$(11,676)

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
We review billings for internal management purposes. We believe that billings provide useful information to investors for period-to-period comparisons of our core business and in understanding and evaluating our results of operations in the same manner as our management and board of directors. Nevertheless, our use of billings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Other companies, including companies in our industry that have similar business arrangements, may address the impact of Consumer Incentives differently. You should consider billings alongside our other GAAP financial results.
The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Revenue	$48,730	$28,222	$84,718	$73,731
Plus:
Consumer Incentives	25,046	11,299	47,608	33,566
Billings	$73,776	$39,521	$132,326	$107,297
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

The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Revenue	$48,730	$28,222	$84,718	$73,731
Minus:
FI Share and other third-party costs	27,620	16,811	46,624	42,949
Delivery costs(1)	3,370	3,499	6,616	6,905
Gross profit	17,740	7,912	31,478	23,877
Plus:
Delivery costs(1)	3,370	3,499	6,616	6,905
Amortization of deferred FI implementation costs(2)	731	991	1,384	1,999
Adjusted contribution	$21,841	$12,402	$39,478	$32,781

(1)
Stock-based compensation expense recognized in delivery costs totaled $0.2 million and $0.4 million for the three months ended June 30, 2019 and 2020, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2019 and 2020, respectively.

(2)	Amortization of deferred FI implementation costs is excluded from adjusted FI Share and other third-party costs as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
FI Share and other third-party costs	$27,620	$16,811	$46,624	$42,949
Minus:
Amortization of deferred FI implementation costs	731	991	1,384	1,999
Adjusted FI Share and other third-party costs	$26,889	$15,820	$45,240	$40,950
Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest (expense) income, net; depreciation and amortization expense; stock-based compensation expense; foreign currency loss; amortization of deferred FI implementation costs; restructuring costs and loss on extinguishment of debt . We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency loss, amortization of deferred FI implementation costs, depreciation and amortization expense and stock-based compensation expense. Notably, any impacts related to minimum FI Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net loss	$(6,510)	$(19,758)	$(12,824)	$(33,289)
Plus:
Income tax benefit	—	—	—	—
Interest expense (income), net	338	10	642	(274)
Depreciation and amortization expense	1,053	1,545	2,014	3,876
Stock-based compensation expense	3,072	9,108	4,780	13,233
Foreign currency loss	667	8	176	1,894
Amortization of deferred FI implementation costs	731	991	1,384	1,999
Restructuring costs	—	403	—	885
Loss on extinguishment of debt	23	—	23	—
Adjusted EBITDA	$(626)	$(7,693)	$(3,805)	$(11,676)
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Revenue	$48,730	$28,222	$84,718	$73,731
Costs and expenses:
FI Share and other third-party costs	27,620	16,811	46,624	42,949
Delivery costs	3,370	3,499	6,616	6,905
Sales and marketing expense	11,047	10,405	20,384	21,373
Research and development expense	2,782	3,966	5,723	7,817
General and administrative expense	8,340	11,734	15,340	22,478
Depreciation and amortization expense	1,053	1,545	2,014	3,876
Total costs and expenses	54,212	47,960	96,701	105,398
Operating loss	(5,482)	(19,738)	(11,983)	(31,667)
Other expense:
Interest (expense) income, net	(338)	(10)	(642)	274
Foreign currency loss	(690)	(10)	(199)	(1,896)
Total other expense	(1,028)	(20)	(841)	(1,622)
Loss before income taxes	(6,510)	(19,758)	(12,824)	(33,289)
Income tax benefit	—	—	—	—
Net loss	$(6,510)	$(19,758)	$(12,824)	$(33,289)

Comparison of Three and Six Months Ended June 30, 2019 and 2020
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
Revenue	$48,730	$28,222	$(20,508)	(42)%	$84,718	$73,731	$(10,987)	(13)%
The $20.5 million decrease in revenue during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 comprised of a $23.3 million decrease in sales to existing marketers, partially offset by a $2.8 million increase in sales to new marketers. Revenue growth for the three months ended June 30, 2020 was unfavorably affected by the COVID-19 pandemic and its negative impact on both consumer spending and marketers' ability to spend advertising budgets on our solution. During the three months ended June 30, 2020, we deferred $0.5 million of revenue associated with billings to marketers that we believe are likely to be most affected by the slowdown in economic activity resulting from the COVID-19 pandemic.
The $11.0 million decrease in revenue during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 comprised of a $14.5 million decrease in sales to existing marketers, partially offset with a $3.5 million increase in sales to new marketers. Revenue growth for the six months ended June 30, 2020 was unfavorably affected by the COVID-19 pandemic and its negative impact on both consumer spending and marketers' ability to spend advertising budgets on our solution. During the six months ended June 30, 2020, we deferred $1.2 million of revenue associated with billings to marketers that we believe are likely to be most affected by the slowdown in economic activity resulting from the COVID-19 pandemic.
We expect both a reduction in consumer spending and a reduction in marketing campaigns in the near term on a year-over-year basis, which we believe will result in a year-over-year decline in our revenue in future periods. The severity and duration of this decline is difficult to estimate given the uncertainty that the impacts of COVID–19 will continue to have on the global economy.
Costs and Expenses
FI Share and Other Third-Party Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
FI Share and other third-party costs:
Adjusted FI Share and other third-party costs	$26,889	$15,820	$(11,069)	(41)%	$45,240	$40,950	$(4,290)	(9)%
Amortization of deferred FI implementation costs	731	991	260	36	1,384	1,999	615	44
Total FI Share and other third-party costs	$27,620	$16,811	$(10,809)	(39)%	$46,624	$42,949	$(3,675)	(8)%
% of revenue	57%	60%			55%	58%
FI Share and other third-party costs decreased by $10.8 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to decreased revenue from sales of Cardlytics Direct. Amortization of deferred FI implementation costs increased by $0.3 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in the value of enhancements placed in service by our FI partners.
FI Share and other third-party costs decreased by $3.7 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to decreased revenue from sales of Cardlytics Direct. Amortization of deferred FI implementation costs increased by $0.6 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in the value of enhancements placed in service by our FI partners.
We believe the near–term fluctuations in revenue caused by the economic impact of COVID–19 would also result in a similar percentage fluctuations in FI Share and other third–party costs in future periods.

Delivery Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Delivery costs	$3,370	$3,499	$129	4%	$6,616	$6,905	$289	4%
% of revenue	7%	12%			8%	9%
Delivery costs increased by $0.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $0.1 million increase in costs associated with hosting Cardlytics Direct for certain FI partners.
Delivery costs increased by $0.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $0.2 million increase in costs associated with hosting Cardlytics Direct for certain FI partners.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Sales and marketing expense	$11,047	$10,405	$(642)	(6)%	$20,384	$21,373	$989	5%
% of revenue	23%	37%			24%	29%
Sales and marketing expense decreased by $0.6 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a decrease of $2.3 million in incentive compensation, a $0.3 million decrease in travel and entertainment and a $0.3 million decrease in marketing costs, partially offset by a $1.6 million increase in stock–based compensation expense and a $0.7 million increase in personnel costs associated with additional headcount.
Sales and marketing expense increased by $1.0 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a decrease of $2.2 million in incentive compensation, a $0.3 million decrease in travel and entertainment, and a $0.2 million decrease in marketing costs, offset with a $2.2 million increase in stock-based compensation expense, a $1.4 million increase in personnel costs associated with headcount and a $0.1 million increase in facility costs.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Research and development expense	$2,782	$3,966	$1,184	43%	$5,723	$7,817	$2,094	37%
% of revenue	6%	14%			7%	11%
Research and development expense increased by $1.2 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a $1.0 million increase in stock-based compensation expense, a $0.3 million increase in personnel costs associated with additional headcount and a $0.3 million increase in professional fees, partially offset by a $0.4 million decrease in incentive compensation.
Research and development expense increased by $2.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a $1.4 million increase in stock-based compensation expense, a $0.5 million increase in personnel costs associated with additional headcount and a $0.6 million increase in professional fees partially offset by a $0.4 million decrease in incentive compensation.

General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
General and administration expense	$8,340	$11,734	$3,394	41%	$15,340	$22,478	$7,138	47%
% of revenue	17%	42%			18%	30%
General and administrative expense increased by $3.4 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a $3.2 million increase in stock-based compensation expense, a $0.5 million increase in software licensing costs, a $0.5 million increase in personnel costs associated with additional headcount and a $0.5 million increase in professional fees partially offset by a $0.7 million decrease in incentive compensation and $0.6 million decrease in bad debt expense.
General and administrative expense increased by $7.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a $4.7 million increase in stock-based compensation expense, a $0.9 million increase in software licensing costs, a $0.9 million increase in personnel costs associated with additional headcount, a $0.7 million increase in bad debt, a $0.4 million increase in professional fees, a $0.2 million increase in facility costs and a $0.2 million increase in insurance premiums partially offset by a $0.8 million decrease in incentive compensation and a $0.1 million decrease in travel and entertainment.
We will continue to actively monitor the rapidly evolving situation related to COVID–19 and may further adjust our allowance for doubtful accounts in the future.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
Delivery costs	$199	$357	$158	79%	$363	$532	$169	47%
Sales and marketing expense	952	2,567	1,615	170%	1,659	3,836	2,177	131%
Research and development expense	363	1,401	1,038	286%	566	2,004	1,438	254%
General and administrative expense	1,558	4,783	3,225	207%	2,192	6,861	4,669	213%
Total stock-based compensation expense	$3,072	$9,108	$6,036	196%	$4,780	$13,233	$8,453	177%
% of revenue	6%	32%			6%	18%
Stock-based compensation expense increased by $6.0 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in expense relating to the 2019 PSUs, which were granted in April 2019 and adjustments to the expected timing of the achievement of certain other performance-based vesting conditions.
Stock-based compensation expense increased by $8.5 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in expense relating to the 2019 PSUs, which were granted in April 2019 and adjustments to the expected timing of the achievement of certain other performance-based vesting conditions.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Depreciation and amortization expense	$1,053	$1,545	$492	47%	$2,014	$3,876	$1,862	92%
% of revenue	2%	5%			2%	5%
Depreciation and amortization expense increased by $0.5 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to additional hardware and software purchased during the second quarter of 2020.
Depreciation and amortization expense increased by $1.9 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the suspension of certain development efforts that resulted in a $0.8 million write off of capitalized internal-use software development costs and additional hardware and software purchased during the six months ended June 30, 2020.
Interest (Expense) Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Interest expense	$(469)	$(40)	$429	(91)%	$(958)	$(80)	$878	(92)%
Interest income	131	30	(101)	(77)	316	354	38	12
Interest (expense) income, net	$(338)	$(10)	$328	(97)%	$(642)	$274	$916	(143)%
% of revenue	(1)%	—%			(1)%	—%
Interest expense decreased $0.4 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, driven by a decline in the amount of debt outstanding, and interest income decreased $0.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to a lower interest rate earned on the cash held in our fully FDIC-insured demand deposit accounts.
Interest expense decreased $0.9 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and interest income increased less than $0.1 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These changes are primarily due to higher cash balances and a decline in the amount of debt outstanding.
Foreign Currency Loss

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Foreign currency loss	$(667)	$(8)	$659	(99)%	$(176)	$(1,894)	$(1,718)	976%
Other	(23)	(2)	21	n/a	(23)	(2)	21	—
Total foreign currency loss	$(690)	$(10)	$680	(99)%	$(199)	$(1,896)	$(1,697)	853%
% of revenue	(1)%	—%			—%	(3)%
Foreign currency loss decreased by $0.7 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a increase in the value of the British pound relative to the U.S. dollar.
Foreign currency loss increased by $1.7 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a decrease in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2019	June 30, 2020
Cash and cash equivalents	$104,458	$98,370
Accounts receivable, net	81,452	36,566
Working capital (1)	117,329	103,944
Unused available borrowings	40,000	26,393

(1)	We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, our cash and cash equivalents are held in fully FDIC-insured demand deposit accounts. As of June 30, 2020, our demand deposit accounts earned up to a 1.50% annual rate of interest. As of June 30, 2020, $5.5 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through June 30, 2020, we have incurred accumulated net losses of $371.9 million since inception, including net losses of $12.8 million and $33.3 million for the six months ended June 30, 2019 and 2020, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, public offerings of our common stock as well as lines of credit and term loans. Through June 30, 2020, we have received net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $127.1 million from public equity offerings. Our historical uses of cash have primarily consisted of cash used in operating activities to fund our operating losses and working capital needs.
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
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2019	2020
Cash, cash equivalents and restricted cash — Beginning of period	$59,870	$104,587
Net cash used in operating activities	(2,969)	(7,644)
Net cash used in investing activities	(5,163)	(3,387)
Net cash (used in) received from financing activities	(8,890)	5,411
Effect of exchange rates on cash, cash equivalents and restricted cash	(99)	(492)
Cash, cash equivalents and restricted cash — End of period	$42,749	$98,475

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
2018 Loan Facility
On May 14, 2019, we amended our loan facility with Pacific Western Bank to increase the capacity of our asset-based revolving line of credit ("2018 Line of Credit") and decreased the capacity of our term loan ("2018 Term Loan"). This amendment also extended the maturity date of the term loan from May 21, 2020 to May 14, 2021. We repaid $10.0 million of the principal balance of the 2018 Term Loan upon the execution of the amendment in May 2019 and repaid the remaining $10.0 million principal balance in September 2019. As of June 30, 2020, we had $26.4 million of unused borrowings available under our 2018 Line of Credit and had no outstanding borrowings. Under the amended terms, we are able to borrow up to the lesser of $40.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of June 30, 2020. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $40.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019. We believe that we were in compliance with all financial covenants as of June 30, 2020.
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
Operating activities used $7.6 million of cash during the six months ended June 30, 2020, which reflected our net loss of $33.3 million and a $1.4 million change in our net operating assets and liabilities, partially offset by $24.3 million of non–cash charges.The non–cash charges primarily related to stock–based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, amortization of deferred FI implementation costs and bad debt expense. The change in our net operating assets and liabilities was primarily due to a $42.5 million decrease in accounts receivable, partially offset by a $22.7 million decrease in FI Share liability and a $10.7 million decrease in our Consumer Incentive liability. These decreases were primarily a result of significantly lower sales during the second quarter of 2020, primarily caused by the COVID–19 pandemic, compared to the fourth quarter of 2019.
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
Investing activities used $3.4 million in cash in the six months ended June 30, 2020. Our investing cash flows during this period primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
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
Financing activities provided $5.4 million in cash during the six months ended June 30, 2020. Our financing activities during this period primarily consisted of proceeds from the exercise of options to purchase shares of common stock.
Financing activities used $8.9 million in cash during the six months ended June 30, 2019. During the second quarter of 2019, we used $10.0 million of restricted cash and to partially repay the 2018 Term Loan. The remaining financing activities during this period primarily consisted of proceeds from the exercise of options to purchase shares of common stock.
Contractual Obligations & Commitments
As of June 30, 2020, we renewed certain data center lease agreements. Refer to Note 4—Leases to our condensed consolidated financial statements for a description of recent accounting pronouncements. Aside from the aforementioned data center lease agreements, there have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 3, 2020.
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
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. Except for the adoption of ASU 2016-02, Leases (Topic 842) described in Note 2—Recent Accounting Standards to our condensed consolidated financial statements, which resulted in the recognition of right-of-use assets and lease liabilities of $10.3 million and $13.5 million, respectively, there have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
Refer to Note 2—Recent Accounting Standards to our condensed consolidated financial statements for a description of recent accounting pronouncements.

Emerging Growth Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012 ("JOBS Act") was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we may not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We will lose "emerging growth company" status effective December 31, 2020.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 2.75%. As of June 30, 2020, the prime rate was 3.25% and a 10% increase in the current prime rate would, for example, result in a $0.1 million annual increase in interest expense if the maximum borrowable amount under the 2018 Line of Credit were outstanding for an entire year.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the six months ended June 30, 2019 and 2020, our operating expense would have increased by $0.6 million and $0.8 million, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In response to the COVID-19 pandemic, our teams have been working remotely since March 2020. We took precautionary measures to ensure our internal control over financial reporting addressed risks working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the design and operating effectiveness of our internal control over financial reporting.

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

The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, a possible resurgences of the virus, the potential development of a vaccine or effective therapeutics for the virus, the virus’ impact on capital and financial markets, the timing of an economic recovery and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the current uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of COVID-19 on our business, results of operations or financial condition.
Unfavorable conditions in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.
General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to continue to reduce or delay their marketing spending. For example, there has already been an impact from the COVID-19 pandemic on spending by our marketers. We have also seen disruption in consumer spending in our data and it is impossible to predict the duration of the disruption. At this time, the potential impact on marketer spend and consumer spending from the COVID-19 pandemic is difficult to predict and, therefore, it is not possible to fully determine the impact on our future results. Historically, economic downturns have resulted in overall reductions in marketing spending. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
In addition, our business may be materially and adversely affected by weak economic conditions in the industries that we serve. We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and hospitality, grocery, e-commerce and luxury brands. All of these industries have been negatively impacted by the pandemic and certain precautions taken to control the pandemic. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, we cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot assure you that the market for services such as ours will experience growth or that we will experience growth.

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
Our revenue decreased 42% from $48.7 million to $28.2 million in the three months ended June 30, 2019 and 2020, respectively. Our revenue decreased 13% from $84.7 million to $73.7 million in the six months ended June 30, 2019 and 2020, respectively. Our billings decreased 46% from $73.8 million to $39.5 million in the three months ended June 30, 2019 and 2020, respectively. Our billings decreased 19% from $132.3 million to $107.3 million in the six months ended June 30, 2019 and 2020, respectively. We may not be able to resume year-over-year revenue and billings growth in the near term or at all. We expect revenue and billings growth rates will be negatively impacted by the COVID-19 pandemic and you should not consider our revenue and billings growth in recent periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or FI partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon Cardlytics Direct.
All of our revenue and billings during 2019 and the six months ended June 30, 2020 was derived from sales of Cardlytics Direct. We have historically derived substantially all of our revenue and billings from Cardlytics Direct and expect to continue to derive substantially all of our future revenue and billings from sales of Cardlytics Direct for the foreseeable future. Our operating results could suffer due to:

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
In addition, we are required to pay a majority of Consumer Incentives associated with Cardlytics Direct marketing campaigns regardless of whether the amount of such Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer. Further, we are often required to pay such Consumer Incentives before we receive payment from the applicable marketer. Accordingly, if the amount of Consumer Incentives that we are required to pay materially exceeds the billings that we receive or we encounter any significant failure to ultimately collect payment, our business, financial condition and operating results could be adversely affected.
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
In addition, we pay most of our FI partners an FI Share, which is a negotiated and fixed percentage of our billings less certain costs. During both the six months ended June 30, 2019 and 2020, Bank of America and Chase combined to account for over 75% of the total FI Share we paid to all FIs, with each representing over 30%. No other FI partner accounted for over 10% of FI Share during these periods.
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
To the extent that we breach or are alleged to have breached the terms of our agreement with any FI partner, or a disagreement arises with an FI partner regarding the interpretation of our contractual arrangements, which has occurred in the past and may occur again in the future, such FI partner may be more likely to cease providing us data or to terminate its agreement with us. The loss of Bank of America, Chase or any other significant FI partner would significantly harm our business, results of operations and financial conditions.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of COVID-19 and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of any publicly announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
Our ability to grow our revenue depends on our ability to maintain our relationships with current FI partners and attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 10 largest FIs in the U.S., five of which are currently part of our network, while the balance of card spending is spread across thousands of smaller FIs. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to maintain our relationships with the large FIs that are currently part of our network and establish relationships with the large FIs that are not currently part of our network. In addition, we must continue to maintain our relationships with our existing bank processor and digital banking provider partners and attract new such partners because these partners aggregate smaller FIs into our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large FIs. If we are unable to maintain our relationships with current FI partners and attract new FI partners, maintain our relationships with our existing bank processor and digital banking provider partners or attract new bank processor and digital provider partners, our business, results of operations and financial condition would be significantly harmed and we may fail to capture a material portion of the native bank advertising market opportunity.

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
Our marketer base is concentrated with our top five marketers representing 30% and 38% of revenue for the three months ended June 30, 2019 and 2020. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
Further, our top five marketers represented 27% and 33% of accounts receivable as of December 31, 2019 and June 30, 2020, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could materially and adversely affect our business, results of operations and financial conditions.
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
Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services could become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. In the event that our protection efforts are unsuccessful, and our systems are compromised such that a third-party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. In addition, due to the COVID-19 pandemic, we have transitioned all of our employees to work remotely which may make us more vulnerable to cyberattacks. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, dealing with regulatory scrutiny, and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, a breach of the security of our systems or data could materially harm our business, financial condition and operating results.
If we fail to generate sufficient revenue to offset our contractual commitments to FIs, our business, results of operations and financial conditions could be harmed.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of June 30, 2020. The timing of the completion of the milestones is uncertain; however, we do not currently believe the FI partner will complete the milestones in 2020. Any expected shortfall will be accrued during the 12-month period following the completion of the milestones.
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
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. With respect to Cardlytics Direct, we rely on our Offer Management System ("OMS") to facilitate the creation of marketing campaigns and evaluate the results of campaigns, and our Offer Placement System ("OPS"), to track impressions, engagement, activation and redemptions and to target consumers and present offers. Any failure of, or delays in the performance of, our systems, including without limitation our OMS or OPS, could cause service interruptions or impaired system performance. Such failures in our systems could cause us to maximize our earning potential with respect to any given marketing campaign. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to higher redemptions, which may negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could adversely affect our business, financial condition or operating results, and further reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could also adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.
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

Our ability to retain and increase sales of our solutions and attract new marketers and their agencies may be adversely affected by competitive offerings, marketing methods that are lower priced or perceived as more effective than our solutions, or a general continued reduction or decline in spending by marketers due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. Larger marketers may themselves have a substantial amount of purchase data and they may also seek to augment their own purchase data with additional purchase, impression and/or demographic data acquired from third-party data providers, which may allow them to develop, individually or with partners, internal targeting and measurement capabilities.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $6.5 million and $19.8 million in the three months ended June 30, 2019 and 2020, respectively, and $12.8 million and $33.3 million in the six months ended June 30, 2019 and 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $371.9 million. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Our business is heavily dependent upon highly complex data processing capabilities. We contract with our primary third-party data center, located in Atlanta, Georgia, and our redundancy data center, located in Suwanee, Georgia, pursuant to agreements that expire in 2023, subject to earlier termination upon material breach and a failure to cure. If for any reason our arrangements with our third-party data centers are terminated, or if we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer that portion of our operations to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Further, protection of our third-party data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is important to our continued success. Any damage to, or failure of, the systems of the data centers that we utilize, or of our own equipment located within such data centers, could result in interruptions to the availability or functionality of our solutions. In addition, the failure of the data centers that we utilize to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. Any damage to the data centers that we utilize, or to our own equipment located within such data centers, that causes loss of capacity or otherwise causes interruptions in our operations could materially adversely affect our ability to quickly and effectively respond to our marketers’ or FI partners’ requirements, which could result in loss of their confidence, adversely impact our ability to attract new marketers and/or FI partners and force us to expend significant resources. The occurrence of any such events could adversely affect our business, financial condition and operating results.
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
We currently have a loan facility with Pacific Western Bank (the "2018 Loan Facility") consisting of a $40.0 million asset-based revolving line of credit ("2018 Line of Credit"). As of June 30, 2020, we did not have any outstanding borrowings under the 2018 Line of Credit and had $26.4 million available for borrowing.
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
During the six months ended June 30, 2019 and 2020, we derived 12% and 9% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and a research and development office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, or our corporate culture is negatively impacted by the COVID-19 pandemic, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
As of June 30, 2020, we had 472 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

We are dependent on the continued services and performance of our senior management and other key personnel, the loss of any of whom could adversely affect our business.
Our future success depends in large part on the continued contributions of our senior management and other key personnel, including our two founders, Lynne Laube and Scott Grimes. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our solutions and our strategic direction. We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID–19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
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
We believe that developing and maintaining awareness of the Cardlytics brand in a cost-effective manner is critical to achieving widespread acceptance of our existing solutions and future solutions and is an important element in attracting new marketers and FI partners. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to deliver valuable solutions for our marketers, their agencies and our FI partners. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue and billings, and even if they do, any increased revenue and billings may not offset the expenses that we incurred in building our brand. If we fail to successfully promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new marketers or FI partners or retain our existing marketers or FI partners and our business could suffer.
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
Our solution can be utilized by in-store and online marketers; however, a large majority of consumer purchases continue to be made in-store. For validation of certain of these limited online purchases, our solutions may use digital matching technologies, such as mobile advertising identifiers, pixels and cookies to match the Cardlytics IDs we have assigned to our FIs’ customers with their digital presence outside of the FI partners’ websites and mobile applications. In most cases, the matching technologies we use relate to mobile advertising identifiers that we use in limited cases to validate that we influenced an online purchase. If our access to matching technology data is reduced, our ability to validate certain online purchases in the current manner may be affected and thus undermine the effectiveness of our solutions.
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
As of June 30, 2020, we had four issued patents and are pursuing ten additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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

In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies or intellectual property rights.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $107.50 through July 31, 2020. Factors that may affect the market price of our common stock include:

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
As an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. We will lose "emerging growth company" status effective December 31, 2020.
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
We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Following our loss of "emerging growth company" status effective December 31, 2020, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our annual report for the year ending December 31, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1**	Second Amendment to Schedule #1, dated June 4, 2020, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
**Certain portions of this exhibit, indicated by asteriks, have been omitted pursuant to Item 601(b)(10) of Regulation S–K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.
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

Cardlytics, Inc.

Date:	August 4, 2020	By:	/s/ Lynne M. Laube
Lynne M. Laube
Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2020	By:	/s/ Andrew Christiansen
Andrew Christiansen
Chief Financial Officer (Principal Financial and Accounting Officer)