Form 10-Q
period 2020-09-30
Cardlytics, Inc.
filed 2020-11-02
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2020, there were 27,464,399 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	December 31, 2019	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$104,458	$287,639
Restricted cash	129	109
Accounts receivable, net	81,452	53,392
Other receivables	3,908	5,678
Prepaid expenses and other assets	5,783	7,125
Total current assets	195,730	353,943
Long-term assets:
Property and equipment, net	14,290	13,338
Right-of-use assets under operating leases, net	—	9,669
Intangible assets, net	389	424
Capitalized software development costs, net	3,815	5,585
Deferred FI implementation costs, net	8,383	4,743
Other long-term assets, net	1,706	1,720
Total assets	$224,313	$389,422
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,229	$1,738
Accrued liabilities:
Accrued compensation	8,186	8,305
Accrued expenses	6,018	3,203
FI Share liability	41,956	26,477
Consumer Incentive liability	19,861	14,293
Deferred revenue	1,127	542
Current operating lease liabilities	—	3,678
Current finance lease liabilities	24	19
Total current liabilities	78,401	58,255
Long-term liabilities:
Convertible senior notes, net	—	171,529
Deferred liabilities	2,632	—
Long-term operating lease liabilities	—	9,280
Long-term finance lease liabilities	13	—
Total liabilities	81,046	239,064
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 26,547 and 27,426 shares issued and outstanding as of December 31, 2019 and September 30, 2020, respectively.	8	8
Additional paid-in capital	480,578	535,863
Accumulated other comprehensive income	1,312	1,763
Accumulated deficit	(338,631)	(387,276)
Total stockholders’ equity	143,267	150,358
Total liabilities and stockholders’ equity	$224,313	$389,422
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Revenue	$56,419	$46,079	$141,137	$119,810
Costs and expenses:
FI Share and other third-party costs	32,470	27,971	79,094	70,920
Delivery costs	3,070	3,498	9,686	10,403
Sales and marketing expense	11,074	11,432	31,458	32,805
Research and development expense	3,018	4,627	8,741	12,444
General and administration expense	12,218	12,757	27,558	35,235
Depreciation and amortization expense	1,167	1,933	3,181	5,809
Total costs and expenses	63,017	62,218	159,718	167,616
Operating loss	(6,598)	(16,139)	(18,581)	(47,806)
Other (expense) income:
Interest expense, net	(218)	(283)	(860)	(9)
Foreign currency (loss) gain	(931)	1,066	(1,130)	(830)
Total other (expense) income	(1,149)	783	(1,990)	(839)
Loss before income taxes	(7,747)	(15,356)	(20,571)	(48,645)
Income tax benefit	—	—	—	—
Net loss	(7,747)	(15,356)	(20,571)	(48,645)
Net loss attributable to common stockholders	$(7,747)	$(15,356)	$(20,571)	$(48,645)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.56)	$(0.90)	$(1.80)
Weighted-average common shares outstanding, basic and diluted	23,561	27,343	22,936	27,048
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Net loss	$(7,747)	$(15,356)	$(20,571)	$(48,645)
Other comprehensive income (loss):
Foreign currency translation adjustments	565	(951)	642	451
Total comprehensive loss	$(7,182)	$(16,307)	$(19,929)	$(48,194)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2020:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2019	26,547	$8	$480,578	$1,312	$(338,631)	$143,267
Exercise of common stock options	324	—	6,371	—	—	6,371
Exercise of common stock warrants	9	—	—	—	—	—
Stock-based compensation	—	—	22,636	—	—	22,636
Settlement of restricted stock	518	—	—	—	—	—
Issuance of common stock pursuant to the ESPP	28	—	1,312	—	—	1,312
Equity component of convertible senior notes, net of issuance cost	—	—	51,416	—	—	51,416
Purchase of capped calls related to convertible senior notes	—	—	(26,450)	—	—	(26,450)
Other comprehensive income	—	—	—	451	—	451
Net loss	—	—	—	—	(48,645)	(48,645)
Balance – September 30, 2020	27,426	$8	$535,863	$1,763	$(387,276)	$150,358

Three Months Ended September 30, 2020:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2020	27,275	$8	$499,663	$2,714	$(371,920)	$130,465
Exercise of common stock options	49	—	945	—	—	945
Stock-based compensation	—	—	10,289	—	—	10,289
Settlement of restricted stock	102	—	—	—	—	—
Issuance of common stock pursuant to the ESPP	—	—	—	—	—	—
Equity component of convertible senior notes, net of issuance cost	—	—	51,416	—	—	51,416
Purchase of capped calls related to convertible senior notes	—	—	(26,450)	—	—	(26,450)
Other comprehensive loss	—	—	—	(951)	—	(951)
Net loss	—	—	—	—	(15,356)	(15,356)
Balance – September 30, 2020	27,426	$8	$535,863	$1,763	$(387,276)	$150,358
See notes to the condensed consolidated financial statements

Nine Months Ended September 30, 2019:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2018	22,466	$7	$371,463	$1,992	$(321,487)	$51,975
Exercise of common stock options	215	—	2,850	—	—	2,850
Exercise of common stock warrants	821	—	17,659	—	—	17,659
Stock-based compensation	—	—	12,292	—	—	12,292
Settlement of restricted stock	164	—	—	—	—	—
Issuance of Common Stock	1,904	1	61,308	—	—	61,309
Issuance of common stock pursuant to the ESPP	94	—	1,165	—	—	1,165
Other comprehensive income	—	—	—	642	—	642
Net loss	—	—	—	—	(20,571)	(20,571)
Balance – September 30, 2019	25,664	$8	$466,737	$2,634	$(342,058)	$127,321

Three Months Ended September 30, 2019:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2019	22,828	$7	$378,773	$2,069	$(334,311)	$46,538
Exercise of common stock options	104	—	1,502	—	—	1,502
Exercise of common stock warrants	821	—	17,659	—	—	17,659
Stock-based compensation	—	—	7,495	—	—	7,495
Settlement of restricted stock	7	—	—	—	—	—
Issuance of common stock	1,904	1	61,308	—	—	61,309
Other comprehensive income	—	—	—	565	—	565
Net loss	—	—	—	—	(7,747)	(7,747)
Balance – September 30, 2019	25,664	$8	$466,737	$2,634	$(342,058)	$127,321

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2020
Operating activities
Net loss	$(20,571)	$(48,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,066	1,281
Depreciation and amortization	3,181	5,809
Amortization of financing costs charged to interest expense	72	290
Amortization of right-of-use assets	—	2,639
Stock-based compensation expense	12,266	24,811
Other non-cash expense, net	1,368	1,166
Amortization and impairment of deferred FI implementation costs	2,173	3,640
Change in operating assets and liabilities:
Accounts receivable	(5,789)	25,010
Prepaid expenses and other assets	(1,368)	(1,412)
Recovery of deferred FI implementation costs	3,469	—
Accounts payable	(401)	115
Other accrued expenses	1,453	(6,871)
FI Share liability	6,041	(15,479)
Consumer Incentive liability	4,397	(5,568)
Net cash received from (used in) operating activities	7,357	(13,214)
Investing activities
Acquisition of property and equipment	(4,561)	(2,691)
Acquisition of patents	(14)	(50)
Capitalized software development costs	(1,836)	(3,519)
Net cash used in investing activities	(6,411)	(6,260)
Financing activities
Principal payments of debt	(46,692)	(17)
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $6,900	—	223,100
Purchase of capped calls related to convertible senior notes	—	(26,450)
Proceeds from issuance of common stock	81,922	6,380
Equity issuance costs	(38)	—
Debt issuance costs	(143)	—
Net cash received from financing activities	35,049	203,013
Effect of exchange rates on cash, cash equivalents and restricted cash	(435)	(378)
Net increase in cash, cash equivalents and restricted cash	35,560	183,161
Cash, cash equivalents, and restricted cash — Beginning of period	59,870	104,587
Cash, cash equivalents, and restricted cash — End of period	$95,430	$287,748

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2020
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$95,184	$287,639
Restricted cash	246	109
Total cash, cash equivalents and restricted cash — End of period	$95,430	$287,748

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$1,259	$48
Cash paid for income taxes	$—	$—
Amounts accrued for issuance costs of convertible senior notes	$—	$375
Amounts accrued for property and equipment	$991	$775

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
2020 Convertible Senior Notes
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the "Notes"). Refer to Note 5—Debt and Financing Arrangements for further details.
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
Internal-Use Software Development Costs
During 2019, we began capitalizing costs related to the development of new technology for building and launching marketing campaigns. During the nine months ended September 30, 2020, we redesigned certain elements of this project and wrote off development costs totaling $1.0 million recognized in depreciation and amortization expense on our condensed consolidated statement of operations.

Restructuring
During the first quarter of 2020, we began a strategic shift within our organization to increase productivity and optimize performance. This plan has resulted in severance and medical benefits totaling $0.4 million and $1.3 million during the three and nine months ended September 30, 2020, respectively. We recognize these costs when the extent of our actions is determined and the costs can be estimated. These charges are reflected on our condensed consolidated statement of operations for the nine months ended September 30, 2020, as follows: $1.1 million in sales and marketing expense, $0.1 million in general and administrative expense and $0.1 million in research and development expense. Severance and medical benefits of $0.5 million have been paid to former employees through September 30, 2020.
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
Revenue growth for the three and nine months ended September 30, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the nine months ended September 30, 2020, we deferred $0.3 million of revenue and recorded bad debt expense of $1.3 million associated with billings to marketers that we believe are likely to be materially and adversely affected by the slowdown in economic activity resulting from the COVID-19 pandemic. We expect both a reduction in consumer spending and a reduction in marketing campaigns in the near term, which will result in a decline in our revenue and an increase in our net loss in future periods. The severity and duration of this decline is difficult to estimate given the uncertainty that the impacts of COVID-19 will continue to have on the global economy.
The following table summarizes changes in the allowance for doubtful accounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Beginning balance	$572	$1,020	$169	$255
Bad debt expense (reversal)	414	(45)	1,066	1,281
Write-offs, net of recoveries	(537)	15	(786)	(546)
Ending balance	$449	$990	$449	$990
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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 will be effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted, but not before annual reporting periods beginning after December 15, 2020. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These ASUs provide supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently with the adoption of ASU 2016-13, cumulatively referred to as “Topic 326.” We will lose "emerging growth company" status effective December 31, 2020, and thus Topic 326 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. We are currently evaluating the impact of this guidance on our consolidated financial statements.

3.     REVENUE
Cardlytics Direct is our bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited online and mobile banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $26.3 million and $16.0 million during the three months ended September 30, 2019 and 2020, respectively, and totaled $73.9 million and $49.6 million during the nine months ended September 30, 2019 and 2020, respectively. We generally pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to FIs’ customers and certain third-party data costs. Revenue on our condensed consolidated statements of operation is presented net of Consumer Incentives and gross of FI Share.

Cardlytics Direct is priced predominantly in two ways: (1) Cost per Served Sale (“CPS”), and (2) Cost per Redemption (“CPR”).
•CPS. Our primary pricing model is CPS, which we created to meet the media buying preferences of marketers. We generate revenue by charging a percentage of all purchases from the marketer by consumers (1) who are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS rates for marketers based on our expectation of the marketer’s return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer.
•CPR. Under our CPR pricing model, marketers specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee for each purchase that we generate. We generate revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign.
The following table summarizes revenue by pricing model (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Cost per Served Sale	$40,000	$33,618	$94,558	$84,817
Cost per Redemption	15,611	12,004	43,851	33,411
Other	808	457	2,728	1,582
Revenue	$56,419	$46,079	$141,137	$119,810
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
During the second quarter of 2020, we renewed certain data center lease agreements resulting in a lease modification and the recognition of additional right-of-use assets and lease liabilities of $2.1 million.
During the nine months ended September 30, 2020, we made cash payments of $2.8 million for operating leases which are included in cash flows received from (used in) operating activities in our condensed consolidated statement of cash flows.

The following table summarizes activity related to our leases (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease expense	$1,012	$2,925
Variable lease expense	198	670
Short-term lease expense	29	186

The following table presents our weighted average borrowing rate and weighted average lease term:

September 30, 2020
Weighted average borrowing rate	3.4%
Weighted average remaining lease term (years)	3.62

The following table summarizes future maturities of lease liabilities as of September 30, 2020 (in thousands):

Amount
2020 (remainder of year)	$1,004
2021	4,025
2022	3,991
2023	2,352
2024	1,807
Thereafter	611
Total lease payments	13,790
Imputed interest	832
Total operating lease liabilities	$12,958

The following table summarizes future payments for operating leases as of December 31, 2019, prior to our adoption of ASU 2016-02 (in thousands):

Minimum Lease Payments
2020	$3,040
2021	2,759
2022	2,808
2023	1,847
2024	1,807
Thereafter	611
Total	$12,872
5.     DEBT AND FINANCING ARRANGEMENTS
2020 Convertible Senior Notes
On September 22, 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $30.0 million principal amount of the Notes. The Notes were issued pursuant to an indenture, dated September 22, 2020 (the “Indenture”), between us and U.S. Bank National Association, as trustee.

The Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We currently intend to settle the principal amount of the Notes with cash.
The conversion rate for the Notes will initially be 11.7457 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $85.14 per share of common stock. The conversion rate for the Notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the Notes or if we deliver a notice of redemption in respect of the Notes, we will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes in connection with such a corporate event or convert its notes called for redemption during the related redemption period (as defined in the Indenture), as the case may be.
We may not redeem the Notes prior to September 20, 2023. We may redeem for cash all or any portion of the Notes, at its option, on or after September 20, 2023 and prior to the 36th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes. If we elect to redeem less than all of the Notes, at least $75.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.
If we undergo a Fundamental Change (as defined in the Indenture), then, except as set forth in the Indenture, holders may require, subject to certain exceptions, us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the Notes become automatically due and payable. The following events are considered “events of default” under the Indenture:
•default in any payment of interest on any Note when due and payable and the default continues for a period of 30 days;
•default in the payment of principal of any Note when due and payable at its stated maturity, upon optional redemption, upon any required repurchase, upon declaration of acceleration or otherwise;
•failure by us to comply with our obligation to convert the Notes in accordance with the Indenture upon exercise of a holder’s conversion right, and such failure continues for three business days;
•failure by us to give a fundamental change notice, notice of a make-whole fundamental change or notice of a specified corporate event, in each case when due and such failure continues for one business day;
•failure by us to comply with its obligations in respect of any consolidation, merger or sale of assets;
•failure by us to comply with any of our other agreements in the Notes or the Indenture for 60 days after written notice of such failure from the trustee or the holders of at least 25% in principal amount of the Notes then outstanding;

•default by us or any of our significant subsidiaries (as defined in the Indenture) with respect to any mortgage, agreement or other instrument under which there may be outstanding, or by which there may be secured or evidenced, any indebtedness for money borrowed in excess of $35,000,000 (or its foreign currency equivalent), in the aggregate of us and/or any such significant subsidiary, whether such indebtedness now exists or shall hereafter be created, (i) resulting in such indebtedness becoming or being declared due and payable prior to its stated maturity date or (ii) constituting a failure to pay the principal of any such indebtedness when due and payable (after the expiration of all applicable grace periods) at its stated maturity, upon required repurchase, upon declaration of acceleration or otherwise, and in the cases of clauses (i) and (ii), such acceleration shall not have been rescinded or annulled or such failure to pay or default shall not have been cured or waived, or such indebtedness is not paid or discharged, as the case may be, within 30 days after written notice to us by the trustee or to us and the trustee by holders of at least 25% in aggregate principal amount of the Notes then outstanding in accordance with the Indenture; and
•certain events of bankruptcy, insolvency or reorganization of us or any of our significant subsidiaries.
If certain bankruptcy and insolvency-related events of default with respect to us occur, the principal of, and accrued and unpaid interest on, all of the then outstanding Notes shall automatically become due and payable. If an event of default with respect to the Notes, other than certain bankruptcy and insolvency-related events of default with respect to us, occurs and is continuing, the trustee by notice to us or the holders of at least 25% in principal amount of the outstanding Notes by notice to us and the trustee, may, and the trustee at the request of such holders shall, declare the principal of, and accrued and unpaid interest on, all of the then-outstanding Notes to be due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent we so elect, the sole remedy for an event of default relating to certain failures by us to comply with certain reporting covenants in the Indenture will, for the first 365 days after the occurrence of such event of default, consist exclusively of the right to receive additional interest on the Notes at a rate equal to 0.25% per annum of the principal amount of the Notes outstanding for each day during the first 180 days after the occurrence of such an event of default and 0.50% per annum of the principal amount of the Notes outstanding from the 181st day to, and including, the 365th day following the occurrence of such event of default, as long as such event of default is continuing (in addition to any additional interest that may accrue as a result of a registration default (as set forth in the Indenture).
The Indenture provides that we shall not consolidate with or merge with or into, or sell, convey, transfer or lease all or substantially all of the consolidated properties and assets of our subsidiaries, taken as a whole, to, another person (other than any such sale, conveyance, transfer or lease to one or more of our direct or indirect wholly owned subsidiaries), unless: (i) the resulting, surviving or transferee person (if not us) is a corporation organized and existing under the laws of the United States of America, any State thereof or the District of Columbia, and such corporation (if not us) expressly assumes by supplemental indenture all of our obligations under the Notes and the Indenture; and (ii) immediately after giving effect to such transaction, no default or event of default has occurred and is continuing under the Indenture.
The net proceeds from this offering were $222.7 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of the capped call transactions described below.
The Notes are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument was computed using a discount rate of 6.50%, which was determined by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
The net carrying amount of the liability component of the Notes was as follows (in thousands):

September 30, 2020
Principal	$230,000
Minus: Unamortized debt discount	(52,894)
Minus: Unamortized issuance costs	(5,577)
Net carrying amount of the liability component	$171,529

The net carrying amount of the equity component of the Notes was as follows (in thousands):

September 30, 2020
Proceeds allocated to the conversion options (debt discount)	$53,096
Minus: Issuance costs	(1,680)
Net carrying amount of the equity component	$51,416

Interest expense recognized related to the Notes is as follows (in thousands):

September 30, 2020
Contractual interest expense (due in cash)	$51
Amortization of debt discount	201
Amortization of debt issuance costs	17
Total interest expense related to the Notes	$269

Capped Call Transactions
In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions (the "Capped Calls") with an affiliate of one of the initial Note purchasers and certain other financial institutions. The Capped Calls are intended to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $26.5 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.
The Capped Calls each have an initial strike price of $85.14 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The Capped Calls have an initial cap price of $128.51 per share, subject to certain adjustments.
2018 Loan Facility
In September 2020, we amended our loan facility with Pacific Western Bank ("2018 Loan Facility") to allow for the issuance of the Notes. We have made no borrowings or repayments on our asset-based revolving line of credit ("2018 Line of Credit") during the nine months ended September 30, 2020. As of September 30, 2020, we had no outstanding borrowings on our 2018 Line of Credit and had $40.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $40.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of September 30, 2020. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $40.0 million revolving commitment.
On May 14, 2019, we amended our 2018 Loan Facility to increase the capacity of our 2018 Line of Credit and decrease the capacity of our term loan ("2018 Term Loan"). This amendment also extended the maturity date of the term loan from May 21, 2020 to May 14, 2021. We repaid $10.0 million of the principal balance of the 2018 Term Loan upon the execution of the amendment in May 2019 and repaid the remaining $10.0 million principal balance in September 2019. Interest accrued on the 2018 Term Loan at an annual interest rate equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019. We believe that we were in compliance with all financial covenants as of September 30, 2020.
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
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Delivery costs	$176	$365	$539	$897
Sales and marketing expense	1,432	3,791	3,091	7,627
Research and development expense	638	1,510	1,204	3,514
General and administration expense	5,240	5,912	7,432	12,773
Total stock-based compensation expense	$7,486	$11,578	$12,266	$24,811
During the nine months ended September 30, 2019 and 2020 we capitalized less than $0.1 million and $0.4 million of stock-based compensation expense for software development, respectively.
As of September 30, 2020, we have accrued $2.6 million of stock-based compensation for bonus and commissions in lieu of cash compensation which has not been settled. This amount is presented within accrued compensation on our condensed consolidated balance sheet.
During the three months ended September 30, 2020, we recognized $2.0 million of stock-based compensation expense in general and administrative expense on our condensed consolidated statements of operations related to the accelerated vesting of certain RSU and performance-based RSU awards for which the performance-based vesting condition was met.
Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. The following table summarizes changes in common stock options:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2019	1,000	$22.99
Granted	—	—
Exercised	(324)	19.66		$17,774
Forfeited	(17)	28.10
Canceled	(1)	20.67
Options outstanding — September 30, 2020	658	24.49	5.88	$30,321
Exercisable — September 30, 2020	595	$24.32	5.79	$27,516
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value based on the $70.57 per share closing price of our common stock as reported on the Nasdaq Global Market on September 30, 2020, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the nine months ended September 30, 2020 was $1.9 million. As of September 30, 2020, unamortized stock-based compensation expense related to unvested common stock options was $0.7 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 0.5 years.

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2019	1,741	$18.55
Granted	1,671	40.86
Vested(1)	(616)	24.41
Forfeited	(251)	22.88
Unvested — September 30, 2020	2,545	$31.35	3.40	$63,299
(1) Includes 98 RSUs that have vested but have not been settled.
During the nine months ended September 30, 2020, we granted 1,170,517 RSUs to employees, executives and non-employee directors, which have annual vesting periods ranging from one to four years.
During the nine months ended September 30, 2020, we granted 24,112 immediately vesting RSUs to employees in lieu of cash-based incentive compensation. Stock-based compensation expense related to these RSUs totaled $1.1 million.
Subsequent to September 30, 2020, we granted 63,100 RSUs to employees, which have annual vesting periods ranging from two to four years. Unamortized stock-based compensation expense related to these RSUs totaled $5.0 million.
Performance-based RSUs
In April 2019, we granted 1,252,500 performance-based restricted stock units (“2019 PSUs”). The 2019 PSUs are composed of four equal tranches, each of which have an independent performance-based vesting condition. The vesting criteria for the four tranches are as follows:
•a minimum growth rate in adjusted contribution over a trailing 12-month period,
•a minimum number of advertisers that are billed above a specified amount over a trailing 12-month period,
•a minimum cumulative adjusted EBITDA target over a trailing 12-month period, and
•a minimum trailing 30-day average closing price of our common stock.
The vesting conditions of each of the four tranches must be achieved within four years of the grant date. Upon a vesting event, 50% of the related tranche vests immediately, 25% of the related tranche vests six months after the achievement date and 25% of the related tranche vests 12 months after the achievement date. Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In August and November 2019, the compensation committee of our board of directors certified that the target minimum trailing 30-day average closing price of our common stock and target minimum cumulative adjusted EBITDA target over a trailing 12-month period, respectively, were achieved resulting in the immediate vesting of 50% of the related PSU tranches. In February 2020, 25% of the 30-day average closing price of our common stock PSU tranche vested upon the six-month anniversary of the tranche's achievement date and the remaining 25% of the tranche vested in August 2020 upon the twelve-month anniversary of the tranche's achievement date. In May 2020, 25% of the adjusted EBITDA tranche vested upon the six-month anniversary of the tranche's achievement date, and the remaining 25% of the tranche will vest in November 2020 upon the twelve-month anniversary of the tranche's achievement date.
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
As of December 31, 2019, 267,823 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 265,470 shares on January 1, 2020. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the nine months ended September 30, 2019 and 2020, 93,584 and 28,097 shares of common stock were purchased by employees under the 2018 ESPP, respectively.
7.    COMMON STOCK WARRANTS
We have granted warrants to purchase shares of our common stock to a certain lender that include a time-based vesting condition. These warrants are accounted for under ASC Topic 505-50, Equity-Based Payments to Non-Employees.
The following table summarizes changes in our common stock warrants (in thousands, except per share amounts):

	Shares	Weighted-average exercise price per share
Warrants outstanding — December 31, 2019	12	$23.64
Exercised	(9)	23.64
Forfeited/canceled	(3)	23.64
Warrants outstanding — September 30, 2020	—	$—
8.     RELATED PARTIES
Agreements with Fidelity Information Services, LLC
We are party to a reseller agreement with Fidelity Information Services, LLC ("FIS"). Pursuant to the reseller agreement, FIS markets and sells our services to financial institutions that are current or potential customers of FIS.
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
During the three months ended September 30, 2020, one of our FI partners notified us of plans to end the use of a certain user interface enhancements prior to the end of our contractual arrangement with the FI partner. As a result, we recognized a write off of deferred FI implementation costs totaling $0.7 million in FI Share and other third-party costs on our consolidated statements of operations.
The following table summarizes changes in deferred FI implementation costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Beginning balance	$12,181	$6,384	$15,877	$8,383
Recoveries through FI Share	(1,157)	—	(3,469)	—
Amortization	(789)	(958)	(2,173)	(2,957)
Impairment	—	(683)	—	(683)
Ending balance	$10,235	$4,743	$10,235	$4,743
We have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of September 30, 2020. Any expected shortfall penalty will be accrued during the 12-month period following the completion of the milestones.
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

10.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the nine months ended September 30, 2019 and 2020 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities as of September 30, 2019 and 2020 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	September 30,
	2019	2020
Common stock options	1,505	658
Convertible Senior Notes	—	2,701
Common stock warrants	13	—
Unvested restricted stock units	1,737	2,545
Common stock issuable pursuant to the ESPP	49	26

11.     SEGMENTS
As of September 30, 2020, we have two operating segments: Cardlytics Direct in the U.S. and U.K., as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker, uses to make strategic goals and operating decisions. Our Cardlytics Direct operating segments in the U.S. and U.K. represent our proprietary native bank advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution.
Our chief operating decision maker allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution.
The following table provides information regarding our Cardlytics Direct reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Adjusted contribution	$24,738	$19,749	$64,216	$52,530
Plus: Adjusted FI Share and other third-party costs(1)	31,681	26,330	76,921	67,280
Revenue	$56,419	$46,079	$141,137	$119,810
(1)Adjusted FI Share and other third-party costs presented above represents GAAP FI Share and other third-party data costs less amortization and impairment of deferred FI implementation costs, which is detailed below in our reconciliation of GAAP loss before income taxes to adjusted contribution.
Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our FI partners. Adjusted contribution demonstrates how incremental marketing spend on our platform generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our FI Share and other third-party costs exclusive of amortization and impairment of deferred FI implementation costs, which is a non-cash cost. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Adjusted contribution	$24,738	$19,749	$64,216	$52,530
Minus:
Amortization and impairment of deferred FI implementation costs(1)(2)	789	1,641	2,173	3,640
Delivery costs	3,070	3,498	9,686	10,403
Sales and marketing expense	11,074	11,432	31,458	32,805
Research and development expense	3,018	4,627	8,741	12,444
General and administration expense	12,218	12,757	27,558	35,235
Depreciation and amortization expense	1,167	1,933	3,181	5,809
Total other expense (income)	1,149	(783)	1,990	839
Loss before income taxes	$(7,747)	$(15,356)	$(20,571)	$(48,645)
(1)Amortization and impairment of deferred FI implementation costs is excluded from adjusted FI Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.
(2)Amortization and impairment of deferred FI implementation costs for the three and nine months ended September 30, 2020 includes the impact of a $0.7 million write off related to certain user interface enhancements.
The following tables provide geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Revenue:
United States	$50,997	$43,462	$125,468	$110,240
United Kingdom	5,422	2,617	15,669	9,570
Total	$56,419	$46,079	$141,137	$119,810

	December 31, 2019	September 30, 2020
Property and equipment, net:
United States	$12,052	$10,044
United Kingdom	2,010	3,130
India	228	164
Total	$14,290	$13,338
Capital expenditures within the United Kingdom and India totaled $0.3 million and $1.3 million during the nine months ended September 30, 2019 and 2020, respectively.

Concentrations of Risk
Cash and Cash Equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A majority of our cash and cash equivalents are held in fully FDIC–insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held with three financial institutions, which we believe are of high credit quality.
Customers
Our accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the nine months ended September 30, 2019 and 2020, our top five marketers accounted for 29% and 40% of our revenue, respectively, with one customer accounting for over 10% during each period. As of September 30, 2019 and 2020 our top five marketers accounted for 26% and 45% of our accounts receivable, respectively, with one marketer representing over 10% as of September 30, 2020.
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
During both the nine months ended September 30, 2019 and 2020, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total FI Share we paid to all FIs, with each representing over 30%. No other FI partner accounted for over 10% of FI Share during these periods.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; the anticipated continued decline in ARPU as a result of significant FI MAU growth due to Wells Fargo and Chase launching the Cardlytics Direct program; anticipated FI Share commitment shortfall penalty; the timing of the phased launch of Cardlytics Direct by U.S. Bank; and the uncertain negative impacts that COVID–19 may have on our business, financial condition, results of operations and changes in overall level of spending and volatility in the global economy. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Revenue, which is reported net of Consumer Incentives and gross of FI Share and other third-party costs, was $56.4 million and $46.1 million during the three months ended September 30, 2019 and 2020, respectively, representing a decline of 18%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and FI Share, was $82.8 million and $62.1 million during the three months ended September 30, 2019 and 2020, respectively, representing a decline of 25%. Gross profit, which represents revenue less FI Share and other third-party costs and less delivery costs, was $20.9 million and $14.6 million during the three months ended September 30, 2019 and 2020, respectively, representing a decline of 30%. Adjusted contribution, a non GAAP measure that represents our revenue less our adjusted FI Share and other third-party costs, was $24.7 million and $19.7 million during the three months ended September 30, 2019 and 2020, respectively, representing a decline of 20%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
Billings(1)	$82,792	$62,093	$(20,699)	(25)%	$215,118	$169,390	$(45,728)	(21)%
Consumer Incentives	26,373	16,014	(10,359)	(39)	73,981	49,580	(24,401)	(33)
Revenue	56,419	46,079	(10,340)	(18)	141,137	119,810	(21,327)	(15)
Adjusted FI Share and other third-party costs(1)	31,681	26,330	(5,351)	(17)	76,921	67,280	(9,641)	(13)
Adjusted contribution(1)	24,738	19,749	(4,989)	(20)	64,216	52,530	(11,686)	(18)
Delivery costs	3,070	3,498	428	14	9,686	10,403	717	7
Amortization and impairment of deferred FI implementation costs(2)	789	1,641	852	108	2,173	3,640	1,467	68
Gross profit	$20,879	$14,610	$(6,269)	(30)%	$52,357	$38,487	$(13,870)	(26)%
(1)Billings, adjusted FI Share and other third-party costs and adjusted contribution are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings and GAAP gross profit to adjusted contribution.
(2)Amortization and impairment of deferred FI implementation costs for the three and nine months ended September 30, 2020 includes the impact of a $0.7 million write off related to certain user interface enhancements.
During the three months ended September 30, 2019 and 2020, our net loss was $7.7 million and $15.4 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. During the three months ended September 30, 2019 and 2020, our net loss included stock-based compensation expense of $7.5 million and $11.6 million, respectively.
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
For the three months ended September 30, 2019 and 2020, our average FI monthly active users ("FI MAUs") were 128.3 million and 161.6 million and our average Cardlytics Direct revenue per user ("ARPU"), was $0.44 and $0.29, respectively. FI MAU and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below. The increase in FI MAUs is largely due to Wells Fargo completing their phased launch in the second quarter of 2020 and Chase launching our Cardlytics Direct program for its online banking channel in the second quarter of 2019. We expect a continued increase in FI MAUs year over year as a result of the launch of Wells Fargo. We expect a continued decline in ARPU year over year as a result of significant FI MAU growth and a decline in revenue as a result of the COVID-19 pandemic.

FI Partner Commitments
Agreements with certain FI partners require us to fund the development of user interface enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Certain of these agreements provide for future reductions in FI Share due to the FI partner. During 2019, we recovered $4.6 million through FI Share payment reductions, $3.5 million of which had been recovered through September 30, 2019. The scheduled FI Share payment reductions were completed in December 2019.
During the three months ended September 30, 2020, one of our FI partners notified us of plans to end the use of a certain user interface enhancement prior to the end of our contractual arrangement with the FI partner. As a result, we wrote off deferred FI implementation costs totaling $0.7 million to FI Share and other third-party costs on our consolidated statements of operation.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of September 30, 2020. The timing of the completion of the milestones is uncertain; however, we do not currently believe the FI partner will complete the milestones in 2020. Any expected shortfall penalty will be accrued during the 12-month period following the completion of the milestones.
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
Revenue growth for the three and nine months ended September 30, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the nine months ended September 30, 2020, we deferred $0.3 million of revenue and recorded bad debt expense of $1.3 million associated with billings to marketers that we believe are likely to be materially and adversely affected by the slowdown in economic activity resulting from the COVID-19 pandemic. We expect both a reduction in consumer spending and a reduction in marketing campaigns on a year-over-year basis in the near term, which will result in a year-over-year decline in our revenue and a year-over-year increase in our net loss in future periods.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands, except ARPU)
FI MAUs	128,315	161,570	118,969	153,190
ARPU	$0.44	$0.29	$1.19	$0.78
Billings	$82,792	$62,093	$215,118	$169,390
Adjusted contribution	$24,738	$19,749	$64,216	$52,530
Adjusted EBITDA	$2,967	$(596)	$(838)	$(12,273)

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
The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Revenue	$56,419	$46,079	$141,137	$119,810
Plus:
Consumer Incentives	26,373	16,014	73,981	49,580
Billings	$82,792	$62,093	$215,118	$169,390
Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our FI partners. Adjusted contribution demonstrates how incremental marketing spend on our platform generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our FI Share and other third-party costs exclusive of amortization and impairment of deferred FI implementation costs, which is a non-cash cost. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
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

The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Revenue	$56,419	$46,079	$141,137	$119,810
Minus:
FI Share and other third-party costs	32,470	27,971	79,094	70,920
Delivery costs(1)	3,070	3,498	9,686	10,403
Gross profit	20,879	14,610	52,357	38,487
Plus:
Delivery costs(1)	3,070	3,498	9,686	10,403
Amortization and impairment of deferred FI implementation costs(2)	789	1,641	2,173	3,640
Adjusted contribution	$24,738	$19,749	$64,216	$52,530
(1)Stock-based compensation expense recognized in delivery costs totaled $0.2 million and $0.4 million for the three months ended September 30, 2019 and 2020, respectively, and $0.5 million and $0.9 million for the nine months ended September 30, 2019 and 2020, respectively.
(2)Amortization and impairment of deferred FI implementation costs is excluded from adjusted FI Share and other third-party costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
FI Share and other third-party costs	$32,470	$27,971	$79,094	$70,920
Minus:
Amortization and impairment of deferred FI implementation costs(1)	789	1,641	2,173	3,640
Adjusted FI Share and other third-party costs	$31,681	$26,330	$76,921	$67,280
(1) Amortization and impairment of deferred FI implementation costs for the three and nine months ended September 30, 2020 includes the impact of a $0.7 million write off related to certain user interface enhancements.
Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency (loss) gain; amortization and impairment of deferred FI implementation costs; restructuring costs and loss on extinguishment of debt . We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency loss, amortization and impairment of deferred FI implementation costs, depreciation and amortization expense and stock-based compensation expense. Notably, any impacts related to minimum FI Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Net loss	$(7,747)	$(15,356)	$(20,571)	$(48,645)
Plus:
Income tax benefit	—	—	—	—
Interest expense, net	218	283	860	8
Depreciation and amortization expense	1,167	1,933	3,181	5,809
Stock-based compensation expense	7,486	11,578	12,266	24,811
Foreign currency loss (gain)	903	(1,066)	1,079	828
Amortization and impairment of deferred FI implementation costs	789	1,641	2,173	3,640
Restructuring costs	—	391	—	1,276
Loss on extinguishment of debt	28	—	51	—
Costs associated with financing events	123	—	123	—
Adjusted EBITDA	$2,967	$(596)	$(838)	$(12,273)
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Revenue	$56,419	$46,079	$141,137	$119,810
Costs and expenses:
FI Share and other third-party costs	32,470	27,971	79,094	70,920
Delivery costs	3,070	3,498	9,686	10,403
Sales and marketing expense	11,074	11,432	31,458	32,805
Research and development expense	3,018	4,627	8,741	12,444
General and administrative expense	12,218	12,757	27,558	35,235
Depreciation and amortization expense	1,167	1,933	3,181	5,809
Total costs and expenses	63,017	62,218	159,718	167,616
Operating loss	(6,598)	(16,139)	(18,581)	(47,806)
Other (expense) income:
Interest expense, net	(218)	(283)	(860)	(9)
Foreign currency (loss) gain	(931)	1,066	(1,130)	(830)
Total other (expense) income	(1,149)	783	(1,990)	(839)
Loss before income taxes	(7,747)	(15,356)	(20,571)	(48,645)
Income tax benefit	—	—	—	—
Net loss	$(7,747)	$(15,356)	$(20,571)	$(48,645)

Comparison of Three and Nine Months Ended September 30, 2019 and 2020
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
Revenue	$56,419	$46,079	$(10,340)	(18)%	$141,137	$119,810	$(21,327)	(15)%
The $10.3 million decrease in revenue during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was comprised of a $14.9 million decrease in sales to existing marketers, partially offset by a $4.5 million increase in sales to new marketers. Revenue for the three months ended September 30, 2020 was unfavorably affected by the COVID-19 pandemic and its negative impact on both consumer spending and marketers' ability to spend advertising budgets on our solution.
The $21.3 million decrease in revenue during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 comprised of a $30.0 million decrease in sales to existing marketers, partially offset with a $8.6 million increase in sales to new marketers. Revenue for the nine months ended September 30, 2020 was unfavorably affected by the COVID-19 pandemic and its negative impact on both consumer spending and marketers' ability to spend advertising budgets on our solution. During the nine months ended September 30, 2020, we deferred $0.3 million of revenue associated with billings to marketers that we believe are likely to be most affected by the slowdown in economic activity resulting from the COVID-19 pandemic.
We expect both a reduction in consumer spending and a reduction in marketing campaigns in the near term on a year-over-year basis, which we believe will result in a year-over-year decline in our revenue in future periods. The severity and duration of this decline is difficult to estimate given the uncertainty that the impacts of COVID–19 will continue to have on the global economy.
Costs and Expenses
FI Share and Other Third-Party Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
FI Share and other third-party costs:
Adjusted FI Share and other third-party costs	$31,681	$26,330	$(5,351)	(17)%	$76,921	$67,280	$(9,641)	(13)%
Amortization and impairment of deferred FI implementation costs	789	1,641	852	108	2,173	3,640	1,467	68
Total FI Share and other third-party costs	$32,470	$27,971	$(4,499)	(14)%	$79,094	$70,920	$(8,174)	(10)%
% of revenue	58%	61%			56%	59%

Adjusted FI Share and other third-party costs decreased by $4.5 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to decreased revenue from sales of Cardlytics Direct. Amortization and impairment of deferred FI implementation costs increased by $0.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a write off of deferred FI implementation costs totaling $0.7 million relating to the discontinued use of certain user interface enhancements.

Adjusted FI Share and other third-party costs decreased by $8.2 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to decreased revenue from sales of Cardlytics Direct. Amortization and impairment of deferred FI implementation costs increased by $1.5 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in the value of enhancements placed in service by our FI partners and a write off of deferred FI implementation costs totaling $0.7 million relating to the discontinued use of certain user interface enhancements.
We believe the near-term fluctuations in revenue caused by the economic impact of COVID–19 would also result in similar percentage fluctuations in adjusted FI Share and other third-party costs in future periods.
Delivery Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Delivery costs	$3,070	$3,498	$428	14%	$9,686	$10,403	$717	7%
% of revenue	5%	8%			7%	9%
Delivery costs increased by $0.4 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a $0.3 million increase in personnel costs associated with headcount and a $0.1 million increase in costs associated with hosting Cardlytics Direct for certain FI partners.
Delivery costs increased by $0.7 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $0.3 million increase in costs associated with hosting Cardlytics Direct for certain FI partners and a $0.4 million increase in stock-based compensation expense.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Sales and marketing expense	$11,074	$11,432	$358	3%	$31,458	$32,805	$1,347	4%
% of revenue	20%	25%			22%	27%
Sales and marketing expense increased by $0.4 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a $2.4 million increase in stock-based compensation expense and a $1.0 million increase in personnel costs associated with additional headcount, partially offset by a decrease of $2.7 million in incentive compensation and a $0.3 million decrease in travel and entertainment.
Sales and marketing expense increased by $1.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a $4.5 million increase in stock-based compensation expense and a $2.3 million increase in personnel costs associated with headcount, partially offset by a decrease of $4.9 million in incentive compensation and a $0.6 million decrease in travel and entertainment.

Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Research and development expense	$3,018	$4,627	$1,609	53%	$8,741	$12,444	$3,703	42%
% of revenue	5%	10%			6%	10%
Research and development expense increased by $1.6 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a $0.9 million increase in stock-based compensation expense, a $1.0 million increase in personnel due to headcount partially offset by a $0.3 million decrease in personnel costs due to higher capitalization and a $0.2 million increase in professional fees, partially offset by a $0.2 million decrease in incentive compensation.
Research and development expense increased by $3.7 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a $2.3 million increase in stock-based compensation expense, a $2.3 million increase in personnel due to headcount partially offset by a $1.0 million decrease in personnel costs due to higher capitalization and a $0.9 million increase in professional fees, partially offset by a $0.7 million decrease in incentive compensation and a $0.1 million decrease in travel and entertainment.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
General and administrative expense	$12,218	$12,757	$539	4%	$27,558	$35,235	$7,677	28%
% of revenue	22%	28%			20%	29%
General and administrative expense increased by $0.5 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a $0.7 million increase in stock-based compensation expense, a $0.3 million increase in software licensing costs, a $0.3 million increase in personnel costs associated with additional headcount and a $0.2 million increase in professional fees, partially offset by a $0.5 million decrease in incentive compensation and $0.5 million decrease in bad debt expense.
General and administrative expense increased by $7.7 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a $5.4 million increase in stock-based compensation expense, a $1.2 million increase in software licensing costs, a $1.4 million increase in personnel costs associated with additional headcount, a $0.5 million increase in professional fees, a $0.3 million increase in bad debt, a $0.3 million increase in facility costs and a $0.3 million increase in insurance premiums partially offset by a $1.2 million decrease in incentive compensation and a $0.5 million decrease in travel and entertainment.
We will continue to actively monitor the rapidly evolving situation related to COVID–19 and may further adjust our allowance for doubtful accounts in the future.

Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
Delivery costs	$176	$365	$189	107%	$539	$897	$358	66%
Sales and marketing expense	1,432	3,791	2,359	165	3,091	7,627	4,536	147
Research and development expense	638	1,510	872	137	1,204	3,514	2,310	192
General and administrative expense	5,240	5,912	672	13	7,432	12,773	5,341	72
Total stock-based compensation expense	$7,486	$11,578	$4,092	55%	$12,266	$24,811	$12,545	102%
% of revenue	13%	25%			9%	21%
Stock-based compensation expense increased by $4.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to a strategic shift of incentive compensation to stock based compensation as well as the accelerated vesting of certain restricted stock unit awards. As of September 30, 2020, we have accrued $2.6 million of stock-based compensation for bonus and commissions in lieu of cash incentive compensation which has not been settled.
Stock-based compensation expense increased by $12.5 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to an increase in expense relating to the 2020 performance stock units, which were granted in April 2020, a strategic shift of incentive compensation to stock based compensation as well as the accelerated vesting of certain restricted stock unit awards. As of September 30, 2020, we have accrued $2.6 million of stock-based compensation for bonus and commissions in lieu of cash incentive compensation which has not been settled.
Depreciation and Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Depreciation and amortization expense	$1,167	$1,933	$766	66%	$3,181	$5,809	$2,628	83%
% of revenue	2%	4%			2%	5%
Depreciation and amortization expense increased by $0.8 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to additional hardware and software purchased in 2020.
Depreciation and amortization expense increased by $2.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to additional hardware and software purchased in 2020 and the suspension of certain development efforts that resulted in a $1.0 million write off of capitalized internal-use software development costs.

Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Interest expense	$(379)	$(311)	$68	(18)%	$(1,337)	$(391)	$946	(71)%
Interest income	161	27	(134)	(83)	477	381	(96)	(20)
Interest expense, net	$(218)	$(283)	$(65)	30%	$(860)	$(9)	$851	(99)%
% of revenue	—%	(1)%			(1)%	—%
Interest expense decreased $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, driven by a decrease in the amount outstanding on our 2018 Line of Credit and 2018 Term Loan partially offset by an increase in interest expense related to the Notes, and interest income decreased $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to a lower interest rate earned on the cash held in our fully FDIC-insured demand deposit accounts.
Interest expense decreased $0.9 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 driven by a decrease in the amount outstanding on our 2018 Line of Credit and 2018 Term Loan partially offset by an increase in interest expense related to the Notes, and interest income decreased $0.1 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019., due to a lower interest rate earned on the cash held in our fully FDIC-insured demand deposit accounts.
Foreign Currency (Loss) Gain

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2020	$	%	2019	2020	$	%
	(dollars in thousands)
Foreign currency (loss) gain	$(903)	$1,066	$1,969	(218)%	$(1,079)	$(830)	$249	(23)%
Other	(28)	—	28	n/a	(51)	—	51	—
Total foreign currency (loss) gain	$(931)	$1,066	$1,997	(215)%	$(1,130)	$(830)	$300	(27)%
% of revenue	(2)%	2%			(1)%	(1)%
Foreign currency (loss) gain increased by $2.0 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in the value of the British pound relative to the U.S. dollar.
Foreign currency loss increased by $0.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in the value of the British pound relative to the U.S. dollar.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2019	September 30, 2020
Cash and cash equivalents	$104,458	$287,639
Accounts receivable, net	81,452	53,392
Working capital(1)	117,329	295,688
Unused available borrowings	40,000	40,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.

Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, the majority of our cash and cash equivalents are held in money market accounts and fully FDIC-insured demand deposit accounts. As of September 30, 2020, our demand deposit accounts earned up to a 0.25% annual rate of interest. As of September 30, 2020, $5.5 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through September 30, 2020, we have incurred accumulated net losses of $387.3 million since inception, including net losses of $20.6 million and $48.6 million for the nine months ended September 30, 2019 and 2020, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, public offerings of our common stock, lines of credit and term loans and convertible senior notes. Through September 30, 2020, we have received net proceeds of $222.7 million from the issuance of convertible senior notes, net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $127.1 million from public equity offerings.
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
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2020
Cash, cash equivalents and restricted cash — Beginning of period	$59,870	$104,587
Net cash received from (used in) operating activities	7,357	(13,214)
Net cash used in investing activities	(6,411)	(6,260)
Net cash received from financing activities	35,049	203,013
Effect of exchange rates on cash, cash equivalents and restricted cash	(435)	(378)
Cash, cash equivalents and restricted cash — End of period	$95,430	$287,748
Sources of Funds
2020 Convertible Senior Notes
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the "Notes"). The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of capped call transactions (the "Capped Calls") described under the Financing Activities section below. We intend to use the remainder of the net proceeds for working capital or other general corporate purposes, which may include potential acquisitions and strategic transactions.
Proceeds from Issuance of Common Stock
On September 13, 2019, we closed a public equity offering in which we sold 1,904,154 shares of common stock, which included 404,154 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $34.00 per share. We received total net proceeds of $61.3 million after deducting underwriting discounts and commissions of $3.2 million and offering costs of $0.2 million. Selling stockholders, including certain of our executive officers and entities affiliated with certain of our directors, sold 1,194,365 shares of common stock in the offering at a public offering price of $34.00. We did not receive any proceeds from the sale of common stock by the selling stockholders. In addition to public offerings of stock, we received $20.4 million and $6.4 million from the exercise of stock options and warrants during the nine months ended September 30, 2019 and 2020, respectively.

2018 Loan Facility
On May 14, 2019, we amended our loan facility with Pacific Western Bank to increase the capacity of our asset-based revolving line of credit ("2018 Line of Credit") and decreased the capacity of our term loan ("2018 Term Loan"). This amendment also extended the maturity date of the term loan from May 21, 2020 to May 14, 2021. We repaid $10.0 million of the principal balance of the 2018 Term Loan upon the execution of the amendment in May 2019 and repaid the remaining $10.0 million principal balance in September 2019. As of September 30, 2020, we had $40.0 million of unused borrowings available under our 2018 Line of Credit and had no outstanding borrowings. Under the amended terms, we are able to borrow up to the lesser of $40.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of September 30, 2020. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $40.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019. We believe that we were in compliance with all financial covenants as of September 30, 2020.
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
Operating Activities
Cash received from (used in) operating activities is primarily driven by our operating losses and changes in working capital. We expect that we will continue to use cash from operating activities in 2020 as we invest in our business.
Operating activities used $13.2 million of cash during the nine months ended September 30, 2020, which reflected our net loss of $48.6 million and a $4.2 million change in our net operating assets and liabilities, partially offset by $39.6 million of non-cash charges. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, amortization and impairment of deferred FI implementation costs and bad debt expense. The change in our net operating assets and liabilities was primarily due to a $25.0 million decrease in accounts receivable, partially offset by a $15.5 million decrease in FI Share liability and a $5.6 million decrease in our Consumer Incentive liability. These decreases were primarily a result of significantly lower sales during the third quarter of 2020, primarily caused by the COVID–19 pandemic, compared to the fourth quarter of 2019.
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

Investing activities used $6.4 million and $6.3 million in cash during the nine months ended September 30, 2019 and 2020, respectively. Our investing cash flows during these periods primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
Financing Activities
Our cash flows from financing activities have primarily been composed of net proceeds from our borrowings under our debt facilities, the issuance of the Notes and the issuance of common and preferred stock.
Financing activities provided $203.0 million in cash during the nine months ended September 30, 2020. Our financing activities during this period primarily consisted of $223.1 million of net proceeds from our issuance of the Notes, of which we used $26.5 million to purchase the Capped Calls and proceeds from the exercise of options to purchase shares of common stock. The Capped Calls are intended to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be.
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
Contractual Obligations & Commitments
In the second quarter of 2020, we renewed certain data center lease agreements. Refer to Note 4—Leases to our condensed consolidated financial statements for a description of the impact.
In September 2020, we issued $230.0 million aggregate principal amount of our Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. For more information on the Notes, refer to Note 5—Debt and Financing Arrangements to our condensed consolidated financial statements.
Aside from the aforementioned data center lease agreements and Notes, there have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 3, 2020.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 2.75%. As of September 30, 2020, the prime rate was 3.25% and a 10% increase in the current prime rate would, for example, result in a $0.1 million annual increase in interest expense if the maximum borrowable amount under the 2018 Line of Credit were outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2019 and 2020, our operating expense would have increased by $0.5 million and $0.7 million, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In response to the COVID-19 pandemic, our teams have been working remotely since March 2020. We took precautionary measures to ensure our internal control over financial reporting addressed risks working in a remote environment. We are continually monitoring and assessing the potential effects of COVID-19 on the design and operating effectiveness of our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report, including our condensed consolidated financial statements and related notes. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
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
General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to continue to reduce or delay their marketing spending. For example, there has been an impact from the COVID-19 pandemic on spending by our marketers. We have also seen disruption in consumer spending in our data and it is impossible to predict the duration of the disruption. At this time, the potential impact on marketer spend and consumer spending from the COVID-19 pandemic is difficult to predict and, therefore, it is not possible to fully determine the impact on our future results. Historically, economic downturns have resulted in overall reductions in marketing spending. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
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
Factors that may impact our quarterly operating results include the factors set forth in this “Risk Factors” section, as well as the following:
•our ability to maintain and grow our business in light of the global COVID-19 pandemic and precautions taken to reduce the risk of this virus;
•our ability to attract and retain marketers and FI partners;
•the amount and timing of revenue, operating costs and capital expenditures related to the operations and expansion of our business, particularly with respect to our efforts to attract new marketers and FI partners to our network;
•the revenue mix revenue generated from our operations in the U.S. and U.K.;
•decisions made by our FI partners to increase Consumer Incentives or use their FI share to fund their Consumer Incentives;
•changes in the economic prospects of marketers, the industries that we primarily serve, or the economy generally, which could alter marketers’ spending priorities or budgets;
•the termination or alteration of relationships with our FI partners in a manner that impacts ongoing or future marketing campaigns;
•reputational harm;
•the amount and timing of expenses required to grow our business, including the timing of our payments of FI Share and FI Share commitments as compared to the timing of our receipt of payments from our marketers;
•changes in demand for our solutions or similar solutions;
•seasonal trends in the marketing industry, including concentration of marketer spend in the fourth quarter of the calendar year and declines in marketer spend in the first quarter of the calendar year;
•competitive market position, including changes in the pricing policies of our competitors;
•exposure related to our international operations and foreign currency exchange rates;
•quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the COVID-19 pandemic;
•expenses associated with items such as litigation, regulatory changes, cyberattacks or security breaches;
•the introduction of new technologies, products or solution offerings by competitors; and
•costs related to acquisitions of other businesses or technologies.
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

We may not be able to return to or sustain our revenue and billings growth rate in the future.
Our revenue decreased 18% from $56.4 million to $46.1 million in the three months ended September 30, 2019 and 2020, respectively. Our revenue decreased 15% from $141.1 million to $119.8 million in the nine months ended September 30, 2019 and 2020, respectively. Our billings decreased 25% from $82.8 million to $62.1 million in the three months ended September 30, 2019 and 2020, respectively. Our billings decreased 21% from $215.1 million to $169.4 million in the nine months ended September 30, 2019 and 2020, respectively. We may not be able to resume year-over-year revenue and billings growth in the near term or at all. We expect revenue and billings growth rates will be negatively impacted by the COVID-19 pandemic and you should not consider our revenue and billings growth in recent periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or FI partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon Cardlytics Direct.
All of our revenue and billings during 2019 and the nine months ended September 30, 2020 was derived from sales of Cardlytics Direct. We have historically derived substantially all of our revenue and billings from Cardlytics Direct and expect to continue to derive substantially all of our future revenue and billings from sales of Cardlytics Direct for the foreseeable future. Our operating results could suffer due to:
•lack of continued participation by FI partners in our network or our failure to attract new FI partners;
•any decline in demand for Cardlytics Direct by marketers or their agencies;
•failure by our FI partners to increase engagement with our solutions within their customer bases, improve their customers’ user experience, increase customer awareness, leverage additional customer outreach channels like email or otherwise promote our incentive programs on their websites and mobile applications, including by making the programs difficult to access or otherwise diminishing their prominence;
•our failure to offer compelling incentives to our FIs’ customers;
•FI partners may elect to use their FI share to fund their Consumer Incentives;
•the introduction by competitors of products and technologies that serve as a replacement or substitute for, or represent an improvement over, Cardlytics Direct;
•FIs developing their own technology to support purchase intelligence marketing or other incentive programs;
•technological innovations or new standards that Cardlytics Direct does not address; and
•sensitivity to current or future prices offered by us or competing solutions.
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
In addition, we pay most of our FI partners an FI Share, which is a negotiated and fixed percentage of our billings less certain costs. During both the nine months ended September 30, 2019 and 2020, Bank of America and Chase combined to account for over 75% of the total FI Share we paid to all FIs, with each representing over 30%. No other FI partner accounted for over 10% of FI Share during these periods.

Our agreements with a substantial majority of our FI partners have three- to seven-year terms but are generally terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers. Our FI partners may elect to withhold from us or limit the use of their purchase data for many reasons, including:
•a change in the business strategy;
•if there is a competitive reason to do so;
•if new technical requirements arise;
•consumer concern over use of purchase data;
•if they choose to develop and use in-house solutions or use a competitive solution in lieu of our solutions; and
•if legislation is passed restricting the dissemination, or our use, of the data that is currently provided to us or if judicial interpretations result in similar limitations.
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
We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and hospitality, grocery, e-commerce and luxury brands, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industries. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industries. Our success in expanding sales of our solutions to marketers in new industries will depend on a variety of factors, including our ability to:
•tailor our solutions so that they that are attractive to businesses in such industries;
•hire personnel with relevant industry-vertical experience to lead sales and services teams; and
•develop sufficient expertise in such industries so that we can provide effective and meaningful marketing programs and analytics.
If we are unable to successfully market our solutions to appeal to marketers and their agencies in new industries, we may not be able to achieve our growth or business objectives.
We derive a material portion of our revenue from a limited number of marketers, and the loss of one or more of these marketers could adversely impact our business, results of operations and financial conditions.
Our marketer base is concentrated with our top five marketers representing 29% and 40% of revenue for the nine months ended September 30, 2019 and 2020. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
Further, our top five marketers represented 26% and 45% of accounts receivable as of December 31, 2019 and September 30, 2020, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could materially and adversely affect our business, results of operations and financial conditions.
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
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of September 30, 2020. The timing of the completion of the milestones is uncertain; however, we do not currently believe the FI partner will complete the milestones in 2020. Any expected shortfall penalty will be accrued during the 12-month period following the completion of the milestones.
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
We have a relatively short operating history, which limits our ability to forecast our future operating results and subjects us to a number of uncertainties, including with respect to our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in developing industries. If our assumptions regarding these uncertainties, which we use to manage our business, are incorrect or change in response to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and our stock price could decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:
•maintain and expand our network of FI partners.
•build and maintain long-term relationships with marketers and their agencies;
•develop and offer competitive solutions that meet the evolving needs of marketers;
•expand our relationships with FI partners to enable us to use their purchase data for new solutions;
•improve the performance and capabilities of our solutions;
•successfully expand our business;
•successfully compete with other companies that are currently in, or may in the future enter, the markets for our solutions;
•increase market awareness of our solutions and enhance our brand;
•manage increased operating expenses as we continue to invest in our infrastructure to scale our business and operate as a public company; and
•attract, hire, train, integrate and retain qualified and motivated employees.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $7.7 million and $15.4 million in the three months ended September 30, 2019 and 2020, respectively, and $20.6 million and $48.6 million in the nine months ended September 30, 2019 and 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $387.3 million. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Our ability to collect and use data may be restricted or prevented by a number of other factors, including:
•the failure of our network or software systems, or the network or software systems of our FI partners;
•decisions by our FI partners to restrict our ability to collect data from them (which decision they may make at their discretion) or to refuse to implement the mechanisms that we request to ensure compliance with our legal obligations or technical requirements;
•decisions by our FI partners to limit our ability to use their purchase data outside of the applicable banking channel;
•decisions by our FIs’ customers to opt out of the incentive program or to use technology, such as browser settings, that reduces our ability to deliver relevant advertisements;
•interruptions, failures or defects in our or our FI partners’ data collection, mining, analysis and storage systems;
•changes in regulations impacting the collection and use of data;
•changes in browser or device functionality and settings, and other new technologies, which impact our FI partners’ ability to collect and/or share data about their customers; and
•changes in international laws, rules, regulations and industry standards or increased enforcement of international laws, rules, regulations, and industry standards.
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
During the nine months ended September 30, 2019 and 2020, we derived 12% and 8% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and a research and development and support office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
Our international operations subject us to a variety of risks and challenges, including:
•localization of our solutions, including adaptation for local practices;
•increased management, travel, infrastructure and legal compliance costs associated with having international operations;
•fluctuations in currency exchange rates and related effect on our operating results;
•longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;
•increased financial accounting and reporting burdens and complexities;
•general economic conditions in each country or region;
•the global economic uncertainty and financial market conditions caused by the COVID–19 pandemic;
•impact of Brexit;
•reduction in billings, foreign currency exchange rates, and trade with the European Union;
•contractual and legislative restrictions or changes;
•economic uncertainty around the world;
•compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of financial statements and irregularities in financial statements;
•difficulties in repatriating or transferring funds from or converting currencies in certain countries;
•cultural differences inhibiting foreign employees from adopting our corporate culture;
•reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and
•compliance with the laws of foreign taxing jurisdictions and overlapping of different tax regimes.
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
Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU (referred to as the "single market"), and the wider commercial, legal and regulatory environment, will impact our U.K. operations and customers. Our U.K. operations service marketers in the U.K. as well as in other countries in the EU and EEA, and these operations could be disrupted by Brexit, particularly if there is a change in the U.K.’s relationship to the single market following the Transition Period.
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
As of September 30, 2020, we had 486 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
We may choose to expand by making acquisitions that could be material to our business, financial condition or operating results. Our ability as an organization to successfully acquire and integrate technologies or businesses is unproven. Acquisitions involve many risks, including the following:
•an acquisition may negatively affect our business, financial condition, operating results or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition, whether or not consummated, may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition may result in a delay or reduction of purchases for both us and the company that we acquired due to uncertainty about continuity and effectiveness of solution from either company;
•we may encounter difficulties in, or may be unable to, successfully sell any acquired products or solutions;
•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•challenges inherent in effectively managing an increased number of employees in diverse locations;
•the potential strain on our financial and managerial controls and reporting systems and procedures;
•potential known and unknown liabilities associated with an acquired company;
•our use of cash to pay for acquisitions would limit other potential uses for our cash;
•if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants;
•the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions; and
•to the extent that we issue a significant amount of equity or convertible debt securities in connection with future acquisitions, existing stockholders may be diluted and earnings (loss) per share may decrease (increase).
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
A significant public health crisis, epidemic or pandemic (including the ongoing COVID-19 pandemic), or a natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. A significant portion of our employee base, operating facilities and infrastructure are centralized in Atlanta, Georgia. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business, financial condition and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and operating results. In addition, the facilities of significant marketers, FI partners or third-party data providers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

We may require additional capital to support growth, and such capital might not be available on terms acceptable to us, if at all, which may in turn hamper our growth and adversely affect our business.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or equity-linked securities, including convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities that we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, including the ability to pay dividends or repurchase shares of our capital stock. This may make it more difficult for us to obtain additional capital, to pursue business opportunities, including potential acquisitions, or to return capital to our stockholders. We also may not be able to obtain additional financing on terms favorable to us, if at all. For example, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, service our indebtedness and respond to business challenges could be significantly impaired, and our business may be adversely affected. Regulatory, legislative or self-regulatory developments regarding Internet privacy matters could adversely affect our ability to conduct our business.
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
Risks Related to our Outstanding Convertible Senior Notes
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the "Notes"). The interest rate is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our existing and future indebtedness. Our failure to repurchase the

Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and
•competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to borrow additional amounts for funding acquisitions, for working capital, and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our Notes may affect the value of our common stock.
The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.
In addition, in connection with the pricing of the Notes, we entered into capped call transactions (the "Capped Calls") with certain financial institutions (the "Option Counterparties"). The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the Notes.
From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so following any conversion of the Notes, any repurchase of the Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the Notes are retired by us, in each case, if we exercise our option to terminate the relevant portion of the Capped Calls). This activity could cause a decrease and/or increased volatility in the market price of our common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or our common stock. In addition, we do not make any representation that the Option Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the Capped Calls.
The Option Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Calls with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
The accounting method for reflecting the notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. We expect that, under applicable accounting principles, the initial liability carrying amount of the notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We expect to reflect the difference between the net proceeds from this offering and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we expect to recognize for the notes for accounting purposes will be greater than the cash interest payments we will pay on the notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock and the notes. However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update ("ASU") 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. When effective, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the notes for accounting purposes.
If accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, the Financial Accounting Standards Board’s ASU described above amends these accounting standards, effective as of the dates referred to above, to eliminate the treasury stock method for convertible instruments that can be settled in whole or in part with equity and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our reported working capital.
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
As of September 30, 2020, we had four issued patents and are pursuing ten additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
An adverse outcome of a dispute may require us to:
•pay substantial damages, including treble damages, if we are found to have willfully infringed a third-party’s patents or copyrights;
•cease developing or selling solutions that rely on technology that is alleged to infringe or misappropriate the intellectual property of others;
•expend additional development resources to attempt to redesign our solutions or otherwise develop non-infringing technology, which may not be successful;
•enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and
•indemnify our FI partners and other third parties.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $107.50 through October 31, 2020. Factors that may affect the market price of our common stock include:
•actual or anticipated fluctuations in our financial condition and operating results;
•variance in our financial performance from expectations of securities analysts or investors;
•changes in the prices of our solutions;
•changes in laws or regulations applicable to our solutions;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•our involvement in litigation;
•our sale of our common stock or other securities in the future;
•changes in senior management or key personnel;
•trading volume of our common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic, regulatory and market conditions.

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
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
We will no longer qualify as an “emerging growth company” as of December 31, 2020 and as a result we will no longer be able to avail ourselves from certain reduced reporting and disclosure requirements.
We are currently an “emerging growth company,” as defined in the JOBS Act and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue preferred stock without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;
•establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;
•require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;
•prohibit cumulative voting in the election of directors; and
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Fifth Amendment to Loan and Security Agreement, dated September 17, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender					X
10.2	Separation and Release Agreement between David T. Evans and Cardlytics, Inc.					X
10.3	Indenture, dated as of September 22, 2020, by and between Cardlytics, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-38386	4.1	9-22-2020
10.4	Form of Global Note, representing Cardlytics, Inc.'s 1.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38386	4.2	9-22-2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	November 2, 2020	By:	/s/ Lynne M. Laube
Lynne M. Laube
Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2020	By:	/s/ Andrew Christiansen
Andrew Christiansen
Chief Financial Officer (Principal Financial and Accounting Officer)