Form 10-K
period 2020-12-31
Cardlytics, Inc.
filed 2021-03-01
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1.8 billion based upon the closing sale price of our common stock on that date.
As of February 28, 2021, there were 27,903,828 shares outstanding of the registrant’s common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10–K.

CARDLYTICS, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Annual Report"), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:
•our ability to continue to add new financial institution ("FI") partners and marketers and maintain existing FI partners and marketers;
•with respect to the Cardlytics platform, our ability to increase FI partner customer engagement from new and existing FI partners;
•our ability to increase revenue from new and existing marketers in both new and existing industries;
•the effects of increased competition as well as innovations by new and existing competitors in our market;
•our ability to adapt to technological change and effectively enhance, innovate and scale our solutions;
•our ability to effectively manage or sustain our growth and to sustain profitability;
•potential acquisitions and integration of complementary business and technologies;
•our ability to maintain, or strengthen awareness of, our brand;
•perceived or actual integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime or outages;
•future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;
•our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;
•our ability to grow our business;
•our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•our ability to maintain, protect and enhance our intellectual property;
•costs associated with defending intellectual property infringement and other claims;
•the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;
•the closing of our acquisition of DOSH Holdings, Inc.;
•the potential impact of the worldwide COVID-19 pandemic and related global economic uncertainty on our business, results of operations and financial condition; and
•other risks detailed below in Item 1A. “Risk Factors.”
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

RISK FACTORS SUMMARY
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length in the section below titled “Risk Factors.” These risks include, among others, the following:
Risks Related to our Business and Industry
•The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.
•Unfavorable conditions in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.
•Our quarterly operating results have fluctuated and may continue to vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline
•We may not be able to return to or sustain our revenue and billings growth rate in the future.
•We are dependent upon the Cardlytics platform.
•We are substantially dependent on Chase, Bank of America and a limited number of other FI partners.
•The market in which we participate is competitive and we may not be able to compete successfully with our current or future competitors.
Risks Related to our Outstanding Convertible Senior Notes
•Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
•We are subject to counterparty risk with respect to the Capped Calls.
Risks Related to Regulatory and Intellectual Property Matters
•Regulatory, legislative or self-regulatory developments regarding Internet privacy matters could adversely affect our ability to conduct our business.
•Legislation and regulation of online businesses, including privacy and data protection regimes, is expansive, not clearly defined and rapidly evolving. Such regulation could create unexpected costs, subject us to enforcement actions for compliance failures, or restrict portions of our business or cause us to change our business model.
•Failure to protect our proprietary technology and intellectual property rights could substantially harm our business, financial condition and operating results.
Risks Related to Ownership of our Common Stock
•The market price of our common stock has been and is likely to continue to be volatile.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

PART I.
ITEM 1. BUSINESS
Overview
Cardlytics operates an advertising platform within financial institutions’ (“FIs”) digital channels, which include online, mobile, email and various real-time notifications. Our partnerships with FIs provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct to consumer, and grocery.
Our purchase intelligence, coupled with our access to customers using FIs’ online, mobile, and email channels, enables us to help solve fundamental problems for marketers. Marketers increasingly have access to data on the purchase behavior of their customers in their own stores and websites. However, they lack insight into their customers’ purchase behavior outside of their stores and websites, as well as the purchase behavior of individuals who are not yet customers. The reality is, no matter how robust their own customer data, marketers only see a small portion of their customers’ overall spend. As a result, it is very difficult for businesses to focus their marketing investments on the most valuable customers. By consolidating the largely untapped, high growth mobile and online banking channels of FIs, we enable marketers to reach potential customers across our network of FI partners through their digital banking accounts and present them relevant offers to save money at a time when they are thinking of their finances. Marketers are also challenged to measure the performance of their marketing. This issue is particularly acute with respect to measuring the impact of marketing on in-store sales, where the vast majority of consumer spending occurs. We believe purchase intelligence is a disruptive opportunity in marketing and can comprehensively address these challenges by enabling marketers to precisely measure how marketing drives sales by “closing the loop”—both digital and in-store.
Our platform also helps solve fundamental problems for FIs. Leveraging our powerful predictive analytics, we are able to create compelling cash back offers that have the potential to drive deeper and sustained use of the FI channels, which we believe reduces customer attrition and increases use of the FIs’ credit and debit cards. Today, our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association (“Wells Fargo”), as well as many other national and regional financial institutions, including several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Wells Fargo began a phased launch of our platform in the fourth quarter of 2019 that was completed in the second quarter of 2020.
Revenue from the Cardlytics platform, which is net of Consumer Incentives, was $149.3 million, $210.4 million and $186.9 million for 2018, 2019 and 2020, respectively. During 2018, 2019 and 2020, our average monthly active users ("FI MAUs") were approximately 65.0 million, 122.6 million and 155.8 million, respectively, and our average revenue per user ("ARPU") was $2.30, $1.72 and $1.20, respectively. FI MAU and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" within Item 7 of this Annual Report.
During 2018, 2019 and 2020, our net loss was $53.0 million, $17.1 million and $55.4 million, respectively. Our historical losses have been driven by our substantial investments to expand the use of our platform by both FIs and marketers and include significant non-cash charges. During 2018, 2019 and 2020, our net loss includes stock-based compensation expense of $26.8 million, $15.9 million and $32.4 million, respectively. In 2018, our net loss also includes a $6.8 million non-cash expense related to the change in fair value of our warrant liabilities and a $2.5 million non-cash expense related to the vesting of warrants issued to an FI partner that accelerated upon our IPO.

Purchase Intelligence
Data Asset
Purchase data from FIs provides a secure view into where and when consumers are spending their money. Our technology aggregates and analyzes purchase data without any personally identifiable information ("PII") leaving the FI or otherwise being made available to us. The data from the FI is anonymized so that it cannot be associated with any one individual. Our platform analyzes online and in-store transactions across the United States ("U.S"). and United Kingdom ("U.K."), including one in two debit and credit card transactions in the U.S. as of December 31, 2020. We believe that access to both debit and credit card purchase data at scale can only be obtained by partnering directly with FIs. This data allows us to serve relevant advertisements to our FIs’ customers through our native bank advertising channel. We also leverage the power of purchase intelligence to provide marketers utilizing the Cardlytics platform with valuable insights into the preferences of their actual or potential customers wherever they shop.
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
We analyze the impact marketing campaigns have on in-store and online sales. Since we are able to measure sales impact, marketers can use our purchase intelligence to optimize their advertising efforts, increase their investment in the Cardlytics platform and enhance future campaigns. Given our granular view into consumer spending across all categories, we can also help marketers identify share shift against their competition, and learn more about where else their customers spend their money.
For FIs, we use our analytics to optimize the offers we display to FI customers within our channel. By assigning relevancy scores to each offer based on what customers are most likely to buy, our platform can present the most relevant offers earlier in customers’ mobile and online banking sessions. This increases the likelihood that customers activate, redeem, and earn more cash back on the things they care about most. At the same time, marketers gain more opportunities to get valuable content in front of the right audience.
Distributed Architecture
A crucial aspect of our platform is our patented distributed architecture, which helps to facilitate both the effective delivery of our solutions and the protection of customer PII, which is not shared by FIs to Cardlytics. Our Offer Placement System ("OPS") and Offer Management System ("OMS") form the core of our advertising platform.
Each FIs' OPS is either hosted at the FI partner’s data center behind the FI partner’s firewall or hosted by us on behalf of the FI partner. The OPS tracks impressions, engagement, activation and redemptions and is responsible for targeting and presenting offers, which are developed and designed within the OMS. The OPS interfaces with FI systems to receive anonymized purchase data, assign a unique consumer ID to each FI customer, which we call a Cardlytics ID, and aggregate this purchase data. The Cardlytics ID is then used to assign offers, measure redemptions, and in limited cases, validate certain online purchases via anonymously linking to a consumer’s digital media presence.
The OMS is hosted in our data centers behind our firewall and is used to create, manage and publish marketing campaigns to each FI partner's OPS. OMS also provides a majority of the functionality for managing configuration settings within each OPS and the transfer of data between Cardlytics and our FI partners.

Solutions
The Cardlytics Platform
Through our platform, marketers can deliver advertising content to FI customers in the form of an opportunity to earn rewards, which are funded with a portion of the fees we collect from marketers. Additionally, Cardlytics benefits FI customers by enhancing their experiences by showing them relevant advertisements tailored to their specific needs based on their specific purchase history. We maintain similar platforms in both the U.S. and the U.K.
Cardlytics helps marketers find potential new customers that are active in their category but not currently shopping with them, or to grow their business with existing customers. Our marketing is targeted and measured based on actual spending information at a customer level. However, all reporting is aggregated across consumers in our FI network. Unlike many other measurement solutions on which the marketing industry has historically relied, our measurements are not probabilistic or based on models, but are based on actual in-store and online purchases.
The breadth of our FI partners means that we are able to offer marketers the ability to optimize their marketing efforts to reach a large number of consumers through a single point of contact. The Cardlytics platform also provides FIs a scalable solution for driving customer loyalty and engagement whereby Cardlytics handles everything from contracting with marketers and creating, managing and reporting performance of their campaigns to attributing incentives to each FIs' customers. Prior to the year ended December 31, 2020, we referred to the Cardlytics platform as Cardlytics Direct.
Other Platform Solutions
Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. During 2018, Other Platform Solutions revenue was $1.4 million, before shifting the majority of our efforts and resources to support the growth of the Cardlytics platform. We no longer generate revenue from Other Platform Solutions and do not expect to generate revenue from Other Platform Solutions for the foreseeable future.
Privacy and Security
We have architected privacy and security into our systems and practices. A critical part of our strategy involves a design focused on gathering data without collecting, maintaining or using sensitive information, such as social security numbers, credit card numbers, financial account information or medical records. Our platform is currently designed so that we do not receive or have access to any PII from our FI partners. We only target marketing against anonymized data. This approach to privacy is intended to protect consumers. Our privacy and security standards have also been designed and implemented to meet the requirements and safeguard the reputations of our FI partners and marketers, many of which are large, multinational corporations. These customers frequently audit our practices and engage in detailed assessments of our infrastructure.
Despite the fact that we do not receive or have access to any PII from FIs, privacy and security are among our highest priorities and we commit significant resources to protecting the data that we receive. We have implemented, assess on an ongoing basis, and, when necessary, upgrade our physical, procedural and technical controls. We also take steps to impose compliance with these controls on our service providers via contract and regular audits.
We have implemented a number of security controls. Our security controls have been audited and certified by third parties using standards which include SSAE 18, SQCS and SAS. Sensitive data is subject to encryption, anonymization, or de-identification depending on the use case and risk profile. We enhance network security through measures such as network segmentation, firewalls and network and host-based intrusion detection at critical network aggregation and ingress/egress points.
A cornerstone of our practices is transparency in data use and consumer choice. Our privacy policy outlines the types of data we collect and how we use it. Most of our FI partners maintain different types of "opt-out” features for any consumer wishing to opt out of the FI rewards program on the Cardlytics platform.
Outside of the U.S., our privacy and data handling practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business, which may be more restrictive than the requirements that we are subject to in the U.S.

Acquisition of Dosh
On March 1, 2020, we announced the entry into an Agreement and Plan of Reorganization (the “Merger Agreement”) to acquire DOSH Holdings, Inc. (“Dosh”), a personalized cash-back offers platform, for approximately $275.0 million, including $150.0 million in cash, subject to adjustments and escrows, and $125.0 million of our common stock at an agreed upon price of $136.33 per share. The acquisition will be accounted for under the acquisition method of accounting with the operations of the newly acquired entity included in our operating results from the date of acquisition.
Competitive Strengths
We have the ability to reach and influence real buyers at scale and measure the true impact of our campaigns on in-store and online sales. We believe that the following strengths provide us with competitive advantages:
•Deeply Embedded with FIs. Our founders were bankers who understood the power of historical purchase data and the needs of marketers. Our platform was architected with our FI partners in mind and is designed to ensure that no PII ever leaves the FI or is otherwise made available to us. The data is anonymized so that it cannot be associated with any one individual. No FI partner with which we contract directly has unilaterally terminated its use of our platform. We are generally the exclusive provider of native bank channel advertising to our FI partners as mobile and online banking portals are typically not conducive to supporting marketing content from different vendors. Further, advertising within banks' digital channels requires deep technological integrations, which we believe increases the cost of switching vendors and therefore increases FI partner loyalty to us.
•Valuable Consumer Touchpoints. With all of our FI partners, we enable marketers to reach consumers in a captive, largely untapped, and digitally engaging environment, when they are thinking about their finances. Given FI requirements, we reach real people in a secured, brand-safe environment. We have access to consumers through both online and mobile channels, and are increasingly reaching them through various other channels, including emails and real-time notifications.
•Massive Reach Informed by Purchase Intelligence. During 2020, our platform analyzed approximately $3.4 trillion in purchases across stores, retail categories, and geographies, both online and in-store. We have access to purchase data on our platform in the form of credit, debit, ACH and bill pay transactions. We provide marketers with the opportunity to leverage this unique data set to precisely reach millions of consumers.
•Significant Scale with Marketers and Compelling Return on Advertising Spend ("ROAS"). We work with marketers across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct to consumer, and grocery. By serving these marketers at scale, we have developed deep insight into consumer behavior, which has allowed us to optimize how we reach and influence likely buyers.
•Powerful, Self-Reinforcing Network Effects. We see significant network effects within our platform. By adding new marketers and increasing the potential incentives provided to our FIs’ customers, we are able to increase engagement within our FIs’ digital banking channels. This, in turn, attracts more FIs to our platform, adding to our scale, and making our platform more valuable to marketers.
•Ability to Improve Marketing. Even in the global pandemic, consumers spend a vast majority of their purchase dollars in physical stores and online marketers have long sought efficient and effective ways to understand online-to-offline attribution. Likewise, although marketers may have access to data on the purchase behavior of their customers in their stores and on their websites, they lack visibility about these customers’ overall purchasing patterns and the purchasing behavior of other likely buyers. Through our proprietary purchase intelligence platform, we reach and influence real buyers at scale and measure the true, incremental impact marketers’ campaigns have on in-store and online sales. Our targeting capabilities allow us to tailor the campaigns on our platform to the growth strategies of marketers.

•Proprietary Technology Architecture and Advanced Analytics Capabilities. We have designed our platform to protect highly sensitive first-party data. Our proprietary, distributed architecture helps facilitate both the effective delivery of our solution and the protection of our FI customers’ PII. No PII is shared by the FIs with Cardlytics and the data is anonymized so that it cannot be associated with any one individual. Our technologies leverage proprietary algorithms, to process raw purchase data into normalized purchase history useful for marketing and analytics. Our platform also supports integration of data from third-party sources to enrich the intelligence that we are able to provide. Further, we apply advanced analytics to continuously increase our intelligence capabilities and identify actionable behavior patterns for our marketers. Our advanced analytics capabilities are what transforms our unique purchase dataset into valuable purchase intelligence. We use sophisticated quantitative methods to quickly access our massive volumes of data and make sense of what has happened—and, importantly, what is likely to happen. Our analytics makes our data actionable, enabling us to develop insights that marketers and FIs rely on to make more informed business decisions and more meaningful customer connections.
•World-Class Management Team with Unique Combination of Backgrounds and Experiences. Our team’s extensive experience across banking, technology and marketing is invaluable in our ability to forge relationships with financial and marketing partners, and understand the technical complexities inherent in building a platform that is transforming and disrupting the marketing industry.
Growth Strategies
The principal components of our strategy include the following:
•Grow our Business with Marketers. While we already work with many large marketers, our platform currently captures only a small portion of their overall marketing spend. We intend to continue to expand our sales and marketing efforts to grow our share of advertising budgets from existing marketers and attract new brands, retailers and service providers. We also intend to grow our business with new marketers in new industry verticals such as travel and entertainment, direct to consumer, and grocery. We plan to increase sales to marketers through advertising agencies by leveraging our platform’s new self-service capabilities.
•Drive Growth through Existing FI Partners. We intend to drive revenue growth by continuing to increase customer adoption by improving the effectiveness of FIs’ digital channels. The amount of revenue that we generate from the incentive programs of each of our FI partners varies. This variance is typically a result of how long the program has been active, the user interface for the program and the FI’s efforts to promote the program. We continually work with FIs to improve their customers’ user experience, increase customer awareness and leverage additional customer outreach channels like email.
•Expand the Network of FI Partners. We will continue to focus on growing our network of FI partners by integrating directly with large national and regional banks and by opportunistically reselling our solution through financial processors and payment networks. Each new FI partner increases the size of our data asset, increasing the value of our platform to both marketers and FIs that are already part of our FI network.
•Continue to Innovate and Evolve our Platform. As we continue to grow our data asset and enhance our platform through the option of self-service, we are developing new solutions, greater automation and increasingly sophisticated analytical capabilities. Our platform’s new self-service capabilities will provide existing and new marketers with the ability to build their own campaigns directly on our platform and enhance their experience with our product. As we have in the past, we plan to continue to work in close collaboration with our FI partners to develop new purchase intelligence-based analytic solutions to enable marketers to make more informed business decisions.
•Grow the Platform Through Integrations with Partners. We intend to continue to partner with other media platforms, marketing technology providers and agencies that can utilize our platform to serve a broad array of customers. To facilitate these partnerships, we intend to focus on continued technological integration of our platform with those of complementary market participants.
FI Partners
We define an FI partner as a separate contracting entity from which we access purchase data to empower our platform either directly or through a third-party intermediary, such as a bank processor, digital banking provider or payment network operator. We generally pay our FI partners an FI Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs.

As of December 31, 2020, we had direct contractual relationships with 20 of our FI partners. From inception to date, no FI partner with which we contract directly has unilaterally terminated its use of our solution. FI partners that become part of our network through bank processors and digital banking providers may terminate their relationships with these bank processors and digital banking providers and thereby indirectly terminate their relationships with us.
Agreements with Bank of America
Since November 2010, our relationship with Bank of America has been governed by a General Services Agreement ("GSA") pursuant to which we provide Bank of America with access to the Cardlytics platform and certain other related services, and a related Software License, Customization and Maintenance Agreement, which grants Bank of America the right to use the software underlying the Cardlytics platform. The GSA terminates in December 2021 and may be extended by Bank of America for additional one-year periods.
Pursuant to the GSA with Bank of America, we provide the Cardlytics platform to Bank of America customers which includes forming relationships with participating marketers; obtaining and publishing marketer offers to customers after screening both the marketer and specific advertising content; and monitoring redemption rates with respect to Consumer Incentives offered in Cardlytics campaigns. Although we are primarily responsible for securing marketers to advertise on our platform, Bank of America may likewise secure marketers and has the right to approve all marketer offers to be presented to Bank of America customers on the Cardlytics platform.
Under the GSA, we share the revenue that we generate from the sale of advertising within the Bank of America channel with Bank of America, subject to certain exceptions. The amounts that we pay to Bank of America are reflected as FI Share. The specific FI Share percentage that we pay is based on whether we or Bank of America have secured the relevant marketer account and other marketer- and transaction-specific factors, provided that we are entitled to retain a minimum percentage of the monthly revenue subject to the GSA.
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
Agreements with Chase
In May 2018, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the “Master Agreement”) with Chase, pursuant to which we provide Chase with access to the Cardlytics platform. Under the Master Agreement, we provide Chase with access to the Cardlytics platform through November 2025. Chase may terminate the Master Agreement at any time upon 90 days’ written notice.
Under the Master Agreement, we share billings that we generate from the sale of advertising within the Chase channel with Chase, subject to certain exceptions. The amounts that we pay to Chase in excess of Consumer Incentives are reflected as FI Share. The specific billing share percentage that we pay is based on whether we or Chase have secured the relevant marketer account and other marketer- and transaction-specific factors, provided that we are entitled to retain a minimum percentage of the monthly revenue subject to the Master Agreement.
Marketers
We enable marketers and their agencies to efficiently and effectively market to our FIs’ customers through the Cardlytics platform. We work with companies across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct to consumer, and grocery. During 2018, 2019 and 2020, our top five marketers accounted for 23%, 27% and 35% of our revenue. No marketer represented a significant concentration of our accounts receivable as of December 31, 2018. As of December 31, 2019 and December 31, 2020 our top five marketers accounted for 26% and 31% of our accounts receivable, respectively, with one marketer representing over 10% as of December 31, 2019 and December 31, 2020, respectively.

Sales and Marketing
Our sales teams are focused on growth with our marketer and agency customers and our marketing efforts are focused on increasing market awareness for Cardlytics through partnerships, public relations, industry events and publications. Our FI-focused account management team is focused on deepening relationships with existing FI partners and expanding our FI network. During 2018, 2019 and 2020, our total sales and marketing expenses were $41.9 million, $43.8 million and $45.3 million, respectively, representing approximately 28%, 21% and 24% of revenue, respectively.
Marketers
We have dedicated sales teams responsible for establishing relationships with marketers and their agencies. Our sales teams are organized by industry, which include retail, restaurant, travel and entertainment, telecommunications, subscription services, direct to consumer, and grocery. Each industry team is led by an experienced sales manager and staffed with sales, sales support and service specialists who have deep domain knowledge and industry operating experience. We also have account managers that manage our customer relationships within each industry.
Financial Institution Partners
Our efforts to expand our FI network are focused on both nurturing our existing banking relationships and cultivating new relationships. Our FI partner sales team is focused on driving FIs to enhance their user interface for our platform, otherwise drive increased consumer engagement and encourage adoption of our solution offerings.
Competition
The market for the utilization of purchase intelligence is nascent and we believe we are one of the only companies that can provide purchase intelligence with the scale and the level of granularity that is equivalent to ours. We believe that we are the only company that enables marketing through FI channels at scale. In the future, we may face greater competition from online retailers, credit card companies, digital publishers and mobile pay providers with access to a substantial amount of consumer purchase data. While we may successfully partner with a wide range of companies that are, to some extent, currently competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and services, we are likely to face additional competition.
We believe the principal competitive factors in our industry include the following:
•ability to leverage purchase data to inform marketing;
•depth and breadth of relationships with FIs, marketers and their agencies;
•depth and breadth of, and access to, purchase data;
•effectiveness in increasing return on advertising spend ("ROAS") for marketers;
•effectiveness in increasing marketing campaign performance for marketers and their agencies;
•effectiveness in increasing FI customer engagement;
•ability to maintain confidentiality and security of FI transaction data;
•transparency into and measurement of marketing performance;
•multi-channel capabilities;
•pricing;
•brand awareness and reputation;
•ability to continue to innovate; and
•ability to attract, retain and develop leading-edge analytical and technical talent.
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

As of December 31, 2020, we had four issued patents and are pursuing ten additional patents relating to our software. Our issued patents relate to a distributed system for inserting offers into online banking and expire in October 2028. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.
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
In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, financial institution partners, marketers, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, which would prevent us from being able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop solutions and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platform infringes their proprietary rights.
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
Employees
As of December 31, 2020, we had 471 full-time employees, including 88 in delivery, 192 in sales and marketing, 140 in research and development and 51 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Human Capital Resources and Management
We are focused on building a revolutionary company, and we know this starts with investing in each of our employees. Headquartered in Atlanta, GA with additional offices in New York, NY; San Francisco, CA; London, U.K. and Visakhapatnam, India, our employees are a big part of what drives our exceptional desire to win and help our advertisers and FI partners win.
Diversity, Equity, and Inclusion (“DEI”) is integrated in everything we do. This mindset starts at the top. Our CEO and other senior leaders have DEI objectives in their performance goals. This focus is embedded in each aspect of the talent lifecycle: attraction, recruitment, onboarding, development and retention efforts. We build external relationships to ensure our talent pipelines are filled with candidates of diverse backgrounds. At the foundation of our DEI focus is our employee-led Special Interest Groups (“SIGs”). These groups facilitate learning and development, holistic wellness, professional connections, philanthropy, and raising awareness internally and externally for meaningful causes. Each group is sponsored by senior leaders in the organization. Cardlytics Connect, our newest SIG, focuses on our black employees across the globe and has a focused curriculum led by senior leaders. As of December 31, 2020, approximately 39% of our global workforce is made up of women and 40% people of color.
A key component to our sustainability and success is learning and development. We are intentional in our efforts to provide all employees opportunities to grow. Cardlytics University is a resource for both new hires as well as longer tenured employees, and we have specialized curriculum for emerging leaders, managers and mentors.
Our use of equity compensation allows all employees to operate as owners and is a key component of our total rewards strategy to retain, motivate and attract the best talent. All employees are shareholders and are invested, figuratively and literally, in our success. Employee equity is the cornerstone in our compensation philosophy along with comprehensive medical benefits, a positive work/life ratio, unlimited paid time off, health and wellness programs, and learning and development opportunities. Each year, with the help of outside experts, we evaluate each aspect of compensation and benefits to ensure they are in alignment with the market and our peers.
Our values reflect what drives our success. Our people and culture are our most valuable assets and greatest differentiators. We GSD, take initiative, are hungry to win, value transparency, and make it a priority to create a place where people want to be.
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

Risks Related to our Business and Industry
The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our marketers, FI partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, marketers, FI partners and communities, our employees began working remotely in March 2020 and are still working from home. In addition, many of our marketers and prospective marketers, as well as our FI partners, are working remotely. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs that we cannot fully mitigate through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of marketers to renew at all or to renew at a reduced scope their agreements with us, requests from marketers for payment term deferrals as well as pricing concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on consumer spending, our marketers, FI partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel, employee work locations, and cancellation of marketing events. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, marketers, FI partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain.
More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our solution and materially and adversely impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those marketers significantly impacted by COVID-19, which may be more pronounced in each industry more directly impacted by the COVID-19 pandemic. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our guidance, our marketers, our potential marketers, our market opportunity, renewals and sales cycle, among others. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.
The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, a possible resurgence or mutations of the virus, the effectiveness and rollout of a vaccine or effective therapeutics for the virus, the virus’ impact on capital and financial markets, the timing of an economic recovery and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the current uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of COVID-19 on our business, results of operations or financial condition.

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
Our revenue increased 40% from $150.7 million in 2018 to $210.4 million in 2019. Our revenue decreased 11% from $210.4 million in 2019 to $186.9 million in 2020. Our billings increased 44% from $219.0 million in 2018 to $316.1 million in 2019. Our billings decreased 17% from $316.1 million in 2019 to $263.4 million in 2020. We may not be able to resume year-over-year revenue and billings growth in the near term or at all. We expect revenue and billings growth rates will be negatively impacted by the COVID-19 pandemic, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or FI partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
All of our revenue and billings during 2020 was derived from sales of advertising via the Cardlytics platform. We have historically derived substantially all of our revenue and billings from the Cardlytics platform and expect to continue to derive substantially all of our future revenue and billings from sales of the Cardlytics platform for the foreseeable future. Our operating results could suffer due to:
•lack of continued participation by FI partners in our network or our failure to attract new FI partners;
•any decline in demand for the Cardlytics platform by marketers or their agencies;
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

•the introduction by competitors of products and technologies that serve as a replacement or substitute for, or represent an improvement over, the Cardlytics platform;
•FIs developing their own technology to support purchase intelligence marketing or other incentive programs;
•technological innovations or new standards that the Cardlytics platform does not address; and
•sensitivity to current or future prices offered by us or competing solutions.
In addition, we are required to pay a majority of Consumer Incentives associated with the Cardlytics platform marketing campaigns regardless of whether the amount of such Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer. Further, we are often required to pay such Consumer Incentives before we receive payment from the applicable marketer. Accordingly, if the amount of Consumer Incentives that we are required to pay materially exceeds the billings that we receive or we encounter any significant failure to ultimately collect payment, our business, financial condition and operating results could be adversely affected.
If we are unable to grow our revenue and billings from sales of the Cardlytics platform, our business and operating results would be harmed.
We are substantially dependent on Chase, Bank of America and a limited number of other FI partners.
We require participation from our FI partners in the Cardlytics platform and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers.
In addition, we pay most of our FI partners an FI Share, which is a negotiated and fixed percentage of our billings less certain costs. During 2018, Bank of America, National Association (“Bank of America”) accounted for over 60% of the total FI Share we paid to all FIs. No other FI partner accounted for over 10% of FI Share during this period. For each year during 2019 and 2020, Bank of America and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total FI Share we paid to all FIs, with each representing over 25%. No other FI partner accounted for over 10% of FI Share during these periods.
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
To the extent that we breach or are alleged to have breached the terms of our agreement with any FI partner, or a disagreement arises with an FI partner regarding the interpretation of our contractual arrangements, which has occurred in the past and may occur again in the future, such an FI partner may be more likely to cease providing us data or to terminate its agreement with us. The loss of Bank of America, Chase or any other significant FI partner would significantly harm our business, results of operations and financial conditions.

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
We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and entertainment, direct to consumer, and grocery, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industries. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industries. Our success in expanding sales of our solutions to marketers in new industries will depend on a variety of factors, including our ability to:
•tailor our solutions so that they that are attractive to businesses in such industries;
•hire personnel with relevant industry experience to lead sales and services teams; and
•develop sufficient expertise in such industries so that we can provide effective and meaningful marketing programs and analytics.
If we are unable to successfully market our solutions to appeal to marketers and their agencies in new industries, we may not be able to achieve our growth or business objectives.
We derive a material portion of our revenue from a limited number of marketers, and the loss of one or more of these marketers could adversely impact our business, results of operations and financial conditions.
Our marketer base is concentrated with our top five marketers representing 23%, 27% and 35% of revenue for 2018, 2019 and 2020, respectively. We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.

Further, our top five marketers represented 23%, 26% and 31% of accounts receivable as of December 31, 2018, 2019 and 2020, respectively. Accordingly, our credit risk is concentrated among a limited number of marketers and the failure of any significant marketer to satisfy its obligations to us, on a timely basis or at all, could materially and adversely affect our business, results of operations and financial conditions.
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
We leverage our FI partners’ purchase data and infrastructures to deliver our solutions. We do not currently receive or have access to any personally identifiable information ("PII") from our FI partners, although we may obtain or have access to PII in the future as our business evolves. However, because of the interconnected nature of our infrastructure with that of our FI partners, there is a risk that third parties may attempt to gain access to our systems, or our FI partners’ systems through our systems, for the purpose of stealing sensitive or proprietary data, accessing sensitive information on our network, or disrupting our or their respective operations. In turn, we may be a more visible target for cyberattacks and/or physical breaches of our databases or data centers, and we may in the future suffer from such attacks or breaches.
Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services could become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. In the event that our protection efforts are unsuccessful, and our systems are compromised such that a third-party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. In addition, due to the COVID-19 pandemic, we have transitioned all of our employees to work remotely, which may make us more vulnerable to cyberattacks. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, dealing with regulatory scrutiny, and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, a breach of the security of our systems or data could materially harm our business, financial condition and operating results.
We cannot assure you that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security lapse or breach. While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

If we fail to generate sufficient revenue to offset our contractual commitments to FIs, our business, results of operations and financial conditions could be harmed.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of December 31, 2020. Any expected shortfall penalty will be accrued during the 12-month period following the completion of the milestones.
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

Any failure of our FI partners to effectively deliver and promote the online incentive programs that comprise the Cardlytics platform could materially and adversely affect our business.
We have spent the last several years and significant resources building out technology integrations with our FI partners to facilitate the delivery of incentive programs to our FIs’ customers and measuring those customers subsequent in-store or digital spending. We are also reliant on our network of FI partners to promote their digital incentive programs, increase customer awareness and leverage additional customer outreach channels like email, all of which can increase customer engagement, as well as expand our network of FI partners. We believe that key factors in the success and effectiveness of our incentive program include the level of accessibility and prominence of the program on the FI partners’ website and mobile applications, as well as the user interface through which a customer is presented with marketing content. In certain cases, we have little control over the prominence of the incentive program and design of the user interface that our FI partners choose to use. To the extent that our FI partners deemphasize incentive programs, make incentive programs difficult to locate on their website and/or mobile applications and/or fail to provide a user interface that is appealing to FIs' customers, FIs' customers may be less likely to engage with the incentive programs, which could negatively impact the amount of fees that we are able to charge our marketer customers in connection with marketing campaigns, and, therefore, our revenue. In addition, a failure by FIs to properly deliver or sufficiently promote marketing campaigns would reduce the efficacy of our solutions and impair our ability to attract and retain marketers and their agencies. As a result, the revenue we generate from our Cardlytics platform solution may be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.
Our business could be adversely affected if marketers or their agencies are not satisfied with our solutions or our systems and infrastructure fail to meet their needs.
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. With respect to the Cardlytics platform, we rely on our Offer Management System ("OMS") to facilitate the creation of marketing campaigns and evaluate the results of campaigns, and our Offer Placement System ("OPS"), to track impressions, engagement, activation and redemptions and to target consumers and present offers. Further, we are in the process of updating our platform with a self-service tool. Any failure of, or delays in the performance (or in the case of the self-service tool, the rollout) of, our systems, including without limitation our OMS, OPS, or self-service tool, could cause service interruptions or impaired system performance. Such failures in our systems could cause us to maximize our earning potential with respect to any given marketing campaign. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to higher redemptions, which may negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could adversely affect our business, financial condition or operating results, and further reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could also adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.
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
Most marketers do business with us by placing insertion orders for particular marketing campaigns, either directly or through marketing agencies that act on their behalf. We often do not have any commitment from a marketer beyond the campaign governed by a particular insertion order, and we frequently must compete to win further business from a marketer. In most circumstances, our insertion orders may be canceled by marketers or their marketing agencies prior to the completion of all the campaigns contemplated in the insertion orders; provided that marketers or their agencies are required to pay us for services performed prior to cancellation. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing marketers, while continually expanding the number of marketers for which we provide services. To maintain and increase our revenue, we must encourage existing marketers and their agencies to increase their use of our solutions and add new marketers. Many marketers and marketing agencies, however, have only just begun using our solutions for a limited number of marketing campaigns, and our future revenue growth will depend heavily on these marketers and marketing agencies expanding their use of our solutions across campaigns and otherwise increasing their spending with us. Even if we are successful in convincing marketers and their agencies to use our solutions, it may take several months or years for them to meaningfully increase the amount that they spend with us. Further, larger marketers with multiple brands typically have individual marketing budgets and marketing decision makers for each of their brands, and we may not be able to leverage our success in securing a portion of the marketing budget of one or more of a marketer’s brands into additional business with other brands. Moreover, marketers may place internal limits on the allocation of their marketing budgets to digital marketing, to particular campaigns, to a particular provider or for other reasons. In addition, we are reliant on our FI network to have sufficient marketing inventory within the Cardlytics platform to place the full volume of advertisements contracted for by our marketers and their agencies. Any failure to meet these demands may hamper the growth of our business and the attractiveness of our solutions.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $53.0 million, $17.1 million and 55.4 million in 2018, 2019 and 2020, respectively. As of December 31, 2020, we had an accumulated deficit of $394.1 million. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
The market for purchase intelligence is nascent and we believe that there is no one company with which we compete directly across our range of solutions. With respect to the Cardlytics platform, we believe that we are the only company that enables marketing through FI channels at scale. In the future, we may face competition from online retailers, credit card companies, established enterprise software companies, advertising and marketing agencies, digital publishers and mobile pay providers with access to a substantial amount of consumer purchase data. While we may successfully partner with a wide range of companies that are to some extent currently competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and solutions, we are likely to face additional competition.
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
The technology underlying our solutions may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data that we leverage and process. In addition, with regard to the Cardlytics platform, if we are unable to attribute Consumer Incentives to our FIs’ customers in a timely manner, our FI partners may limit or discontinue their use of our solutions. Any such error, failure, malfunction, disruption or delay could result in damage to our reputation and could harm our business, financial condition and operating results.
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
During each of 2018, 2019 and 2020, we derived 13%, 11% and 8% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and a research and development and support office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
Our international operations subject us to a variety of risks and challenges, including:
•localization of our solutions, including adaptation for local practices;
•increased management, travel, infrastructure and legal compliance costs associated with having international operations;
•fluctuations in currency exchange rates and related effect on our operating results;
•longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria;
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
The recent growth in our business has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources, as well as our infrastructure. We rely heavily on information technology ("IT") systems to manage critical functions such as data storage, data processing, matching and retrieval, revenue recognition, budgeting, forecasting and financial reporting. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls. In particular, we may need to significantly expand our IT infrastructure as the amount of data we store and transmit increases over time, which will require that we both utilize existing IT products and adopt new technologies. If we are not able to scale our IT infrastructure in a cost-effective and secure manner, our ability to offer competitive solutions will be harmed and our business, financial condition and operating results may suffer.

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
As of December 31, 2020, we had 471 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
We are dependent on the continued services and performance of our senior management and other key personnel, the loss of any of whom could adversely affect our business.
Our future success depends in large part on the continued contributions of our senior management and other key personnel, including our cofounder and chief executive officer, Lynne Laube. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our solutions and our strategic direction. We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID–19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
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
Our net operating loss ("NOL"), carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2020, we had U.S. federal and state NOLs of $371.2 million and $155.8 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act ("the Tax Act"), as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.
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
If our proposed acquisition of Dosh is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock.
If our acquisition of Dosh is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the acquisition will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed acquisition. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. In addition, we diverted significant management resources in an effort to complete the acquisition and are subject to restrictions contained in the Merger Agreement on the conduct of our business during the pendency of the acquisition. If the acquisition is not completed, we will have received little or no benefit in respect of such costs incurred. Also, if the acquisition is not completed under certain circumstances that resulted in litigation, we may be exposed to monetary damages.
Further, if the acquisition is not completed, we may experience negative reactions from the financial markets and our FIs, marketers, and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.
If we are unable to successfully integrate Dosh’s business and employees, it could have an adverse effect on our future results and the market price of our common stock.
The success of our acquisition of Dosh will depend, in part, on our ability to integrate Dosh’s operations and to realize the anticipated benefits, including annual net operating synergies and cost reductions from combining the businesses. This integration may be complex and time-consuming.
The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the acquisition. Potential difficulties that may be encountered in the integration process include the following:
•complexities associated with managing the larger combined company;
•integrating personnel from the two companies;
•current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retrain, recruit and motivate key personnel;
•potential lost sales and customer if Dosh's FI or advertising clients decide not to do business with the combined company;
•potential lost sales and customers if our FI or advertising clients decide not to do business with the combined company;
•potential unknown liabilities and unforeseen expenses associated with the acquisition; and
•performance shortfalls as a result of the diversion of management's attention caused by integrating the companies' operations.
In addition, acquisitions are inherently risky, and our due diligence processes in connection with the acquisition may fail to identify significant problems, liabilities or other shortcomings or challenges of Dosh’s business.
If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the acquisition could be adversely affected or could reduce our future earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common stock.

We may in the future may become involved in securities class action litigation that could divert management's attention and harm our business and insurance coverage may not be sufficient to cover all costs and damages.
It is common for securities class-action litigation to follow an acquisition. Responding to any litigation could divert management's attention and harm our business. Moreover, insurance coverage may not be sufficient to cover all costs and damages we incur in connection with the litigation.
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
Bringing new FI partners into our network may impede our ability to accurately predict how certain marketing campaigns will perform, and thus may impede our ability to accurately forecast the performance of our network. Such inaccurate predictions could result in marketing campaigns underperforming, which impact the total fees we can collect from marketers, or over performing, which may result is us paying certain Consumer Incentives to consumers without adequate compensation from the marketers. The amount of time it will take us to be able to understand the impact of a new FI partner on our network is uncertain and difficult to predict. Additionally, our understanding of the impact of any given FI is subject to change at any time, as such understanding can be impacted by factors such as changes to an FI’s business strategy, changes to an FI’s user interface, or changes in the behavior or makeup of an FI's consumer base.
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
We, our FI partners and our marketers are subject to a number of domestic and international privacy and security laws, rules and regulations that apply to online services and the Internet generally. These laws, rules and regulations often include restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of personal data.
In the U.S., the rules and regulations to which we, directly or contractually through our FI partners, or our marketers may be subject include those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act and state cybersecurity and breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, directly or contractually through our FI partners, or our marketers may be required to comply.

For example, in the U.S., the California Consumer Privacy Act (“CCPA”), took effect on January 1, 2020. The CCPA creates privacy rights for individual California consumers and increases the privacy and security obligations on entities handling broadly defined personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.
Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts
In the EU, the European Commission adopted the European General Data Protection Regulation ("GDPR"), which went into effect in May 2018. The GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non–compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. These existing and proposed laws, regulations and industry standards can be costly to comply with and can delay or impede the development of new solutions, result in negative publicity and reputational harm, increase our operating costs, require significant management time and attention, increase our risk of non-compliance and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.
Further, the Court of Justice of the European Union ruled in July 2020 that the Privacy Shield, used by thousands of companies to transfer data between the European Union and United States, was invalid and could no longer be used. In September 2020, Switzerland concluded that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. Alternative transfer mechanisms may be used, including the standard contractual clauses (“SCCs”), while the authorities interpret the decisions and scope of the invalidated Privacy Shield, but the SCCs have also been called into question in the same ruling that invalidated Privacy Shield. At present, there are few if any viable alternatives to the SCCs, so future developments may necessitate further expenditures on local infrastructure, changes to internal business processes, or may otherwise affect or restrict sales and operations.
Additionally, Brexit took effect in January 2020, which will lead to further legislative and regulatory changes. While the Data Protection Act of 2018, which “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful in the long term under the GDPR. With the expiry of the transition period on December 31, 2020, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and under privacy laws of applicable EU Member States and the United Kingdom in connection with any measures we take to comply with them.
Complying with these numerous, complex and often changing laws and regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third-party, could adversely affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief. Further, many federal, state and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. If passed, we will likely incur additional expenses and costs associated with complying with such laws. The costs of compliance with, and other burdens imposed by, the laws, rules, regulations and policies that are applicable to the businesses of our FI partners or marketers may limit the use and adoption of, and reduce the overall demand for, our solutions.

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
Although we do not believe we have collected or retained data that is traditionally considered PII under U.S. law, such as names, email addresses, addresses, phone numbers, social security numbers, credit card numbers, financial data or health data, we typically do collect and store Internet Protocol addresses and other device identifiers, which are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Furthermore, we may elect to use PII in the future for our current solutions or solutions we may introduce. In addition, certain U.S. laws impose requirements on the collection and use of information from or about users or their devices. Other existing laws may in the future be revised, or new laws may be passed, to impose more stringent requirements on the use of identifiers to collect user information, including information of the type that we collect. Changes in regulations could affect the type of data that we may collect; restrict our ability to use identifiers to collect information, and, thus, affect our ability to actually collect that information; the costs of doing business online, and, therefore, the demand for our solutions; the ability to expand or operate our business; and harm our business. For instance, California enacted the California Consumer Privacy Act ("CCPA") on June 28, 2018, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches includes statutorily defined damages of up to $750 per citizen and that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. In the event that we are subject to or affected by the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additionally, our FI partners may choose to alter or discontinue our program in light of the CCPA, which could adversely affect our financial condition.
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
As of December 31, 2020, we had four issued patents and are pursuing ten additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. Bank of America also has a right to purchase some of the source code underlying the Cardlytics platform upon the occurrence of specified events, which could compromise the proprietary nature of our platform and/or allow Bank of America to discontinue the use of our solutions. Additionally, other FIs have a right to obtain the source code underlying Cardlytics OPS through the release of source code held in escrow upon the occurrence of specified events, which could compromise the proprietary nature of our platform and/or allow these FIs to discontinue the use of our solutions.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $161.47 through February 28, 2021. Factors that may affect the market price of our common stock include:
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
General Risk Factors
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
The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our stock or change their opinion of our business or market value, our share price would likely decline. If one or more of these analysts cease providing coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
We have incurred and will continue to incur increased costs as a result of being a public company.
As a public company, and particularly as we are no longer an “emerging growth company,” we have incurred and we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies. We expect that compliance with these requirements will continue to increase certain of our expenses and make some activities more time-consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively affect our financial results.
As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in our annual report.
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
Holders of Record
As of February 28, 2021, there were approximately 45 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

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
Overview
Cardlytics operates an advertising platform within financial institutions’ (“FIs”) digital channels, which include online, mobile, email, and various real-time notifications. Our partnerships with FIs provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct to consumer, and grocery. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
Working with a marketer, we design a campaign that targets consumers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). We report our revenue on our consolidated statements of operations net of Consumer Incentives since we do not provide the goods or services that are purchased by our FIs’ customers from the marketers to which the Consumer Incentives relate.
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
Revenue, which is reported net of Consumer Incentives and gross of FI Share and other third-party costs, was $210.4 million and $186.9 million for December 31, 2019 and 2020, respectively, representing a decline of 11%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and FI Share, was $316.1 million and $263.4 million for December 31, 2019 and 2020, respectively, representing a decline of 17%. Gross profit, which represents revenue less FI Share and other third-party costs and less delivery costs, was $79.5 million and $63.3 million for December 31, 2019 and 2020, respectively, representing a decline of 20%. Adjusted contribution, a non-GAAP measure that represents our revenue less our adjusted FI Share and other third-party costs, was $95.2 million and $82.2 million for December 31, 2019 and 2020, respectively, representing a decline of 14%.
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

The following table summarizes our results (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2019	$	%	2019	2020	$	%
Billings	$218,980	$316,053	$97,073	44%	$316,053	$263,355	$(52,698)	(17)%
Consumer Incentives	68,296	105,623	37,327	55	105,623	76,463	(29,160)	(28)
Revenue	150,684	210,430	59,746	40	210,430	186,892	(23,538)	(11)
Adjusted FI Share and other third-party costs(1)(2)	81,234	115,211	33,977	42	115,211	104,710	(10,501)	(9)
Adjusted contribution(2)	69,450	95,219	25,769	37	95,219	82,182	(13,037)	(14)
Delivery costs	10,632	12,893	2,261	21	12,893	14,310	1,417	11
Non-cash equity expense included in FI Share	2,519	—	(2,519)	n/a	—	—	—	n/a
Deferred FI implementation costs(3)	1,618	2,869	1,251	77	2,869	4,598	1,729	60
Gross profit	$54,681	$79,457	$24,776	45%	$79,457	$63,274	$(16,183)	(20)%
(1)Adjusted FI Share and other third-party costs excludes a non-cash equity expense included in FI Share and deferred FI implementation costs, as detailed below in our reconciliation of GAAP gross profit to adjusted contribution.
(2)Adjusted FI Share and other third-party costs and adjusted contribution include the impact of a $0.8 million gain during 2018 related to the renewal of our agreement with an FI partner, which contains certain amendments that are retroactively applied as of January 1, 2018.
(3)Deferred FI implementation costs for the year ended December 31, 2020 includes the impact of a $0.7 million write off related to certain platform features.
During 2018, 2019 and 2020, our net loss was $53.0 million, $17.1 million and $55.4 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both FIs and marketers. During 2018, 2019 and 2020, our net loss includes stock-based compensation expense of $26.8 million, $15.9 million and $32.4 million, respectively. In 2018, our net loss also includes a $6.8 million non-cash expense related to the change in fair value of our warrant liabilities and a $2.5 million non-cash expense related to the vesting of warrants issued to an FI partner that accelerated upon our IPO.
Acquisition of Dosh
On February 26, 2021, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with DOSH Holdings, Inc., a Delaware corporation (“Dosh”), BSPEARS MERGER SUB I, INC., a Delaware corporation and our wholly owned subsidiary (“Merger Sub 1”), BSPEARS MERGER SUB II, LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub 2”), and certain other parties named therein. The Merger Agreement provides for Merger Sub 1 to merge with and into Dosh ( “Merger 1”), with Dosh surviving Merger 1 as our wholly owned subsidiary, immediately followed by the merger of Dosh with and into Merger Sub 2, with Merger Sub 2 surviving Merger 2 as our wholly owned subsidiary, subject to the terms and conditions set forth in the Merger Agreement.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the closing, we are required to pay the former equityholders of Dosh (other than former holders of unvested options to purchase Dosh’s common stock) (collectively, the “Dosh Equityholders”) consideration of $275.0 million, consisting of, and subject to adjustment with respect to, the following: (A) an amount in cash equal to $150.0 million, subject to adjustments and subject to escrows; and (B) $125.0 million million of shares of our common stock at an agreed-upon price of $136.33 per share. In addition, we will assume the unvested options held by the holders of unvested options to purchase Dosh’s common stock and issue up to $8.0 million in our performance stock units to certain key Dosh executives.
The Merger Agreement contains customary representations, warranties, covenants and indemnities of each of us and Dosh. During the period from the date of the Merger Agreement to the closing, we and Dosh have agreed to carry on their respective businesses in the ordinary course and consistent with past practices and have agreed to certain other operating covenants.
The closing of the Mergers is subject to the satisfaction or waiver of a number of customary closing conditions in the Merger Agreement, including, among others, the absence of certain governmental restraints and the absence of a material adverse effect on Dosh.

The Merger Agreement may be terminated prior to the closing date by mutual written agreement of us and Dosh. In addition, the Merger Agreement may be terminated by either we or Dosh in certain circumstances, including if the Acquisition has not been closed on or before May 31, 2021, or if the other party has materially breached any representation, warranty, covenant, obligation or agreement such that certain of the conditions to closing cannot be satisfied.
FI Partners
Our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association (“Wells Fargo”), as well as many other national and regional financial institutions, including several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Wells Fargo began a phased launch of our platform in the fourth quarter of 2019 that was completed in the second quarter of 2020.
For December 31, 2019 and 2020, our average FI monthly active users ("FI MAUs") were 122.6 million and 155.8 million and our average Cardlytics platform revenue per user ("ARPU") was 1.72 and 1.20, respectively. FI MAU and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below. The increase in FI MAUs is largely due to Wells Fargo completing their phased launch in the second quarter of 2020 and Chase launching our Cardlytics platform for its online banking channel in the second quarter of 2019. We expect U.S. Bank to begin a phased launch of the Cardlytics platform in the first half of 2021, which will also impact FI MAU growth. We expect a continued increase in FI MAUs year over year as a result of the launch of Wells Fargo and U.S. Bank. Over time, we expect year-over-year increases in ARPU as both consumer spending and the advertising budgets of our clients recover from the negative impacts of the COVID-19 pandemic.
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
During 2020, one of our FI partners notified us of plans to end the use of certain platform features prior to the end of our contractual arrangement with the FI partner. As a result, we wrote off deferred FI implementation costs totaling $0.7 million to FI Share and other third-party costs on our consolidated statements of operation.
We have an FI Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of December 31, 2020. Any expected shortfall penalty will be accrued during the 12-month period following the completion of the milestones.
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
Revenue for the year ended December 31, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. Revenue during the second quarter of 2020 was significantly affected by the COVID-19 pandemic and its negative impact on both consumer spending and marketers' ability to spend advertising budgets on our solution. During the third and fourth quarters of 2020, we saw a recovery of both consumer spending as well as the advertising budgets of our clients. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.

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

	Year Ended December 31,
	2018	2019	2020
	(Amounts in thousands, except ARPU)
FI MAUs	65,012	122,586	155,784
ARPU	$2.30	$1.72	$1.20
Billings	$218,980	$316,053	$263,355
Adjusted contribution(1)	$69,450	$95,219	$82,182
Adjusted EBITDA(1)	$(6,595)	$6,052	$(7,780)
(1)Adjusted contribution and Adjusted EBITDA includes the impact of a $0.8 million gain during 2018 related to the renewal of our agreement with an FI partner, which contains certain amendments that are retroactively applied as of January 1, 2018.
Monthly Active Users
We define FI MAUs as targetable customers or accounts of our FI partners that logged in and visited the online or mobile banking applications of, or opened an email containing our offers from, our FI partners during a monthly period. We then calculate a monthly average of these FI MAUs for the periods presented. We believe that FI MAUs is an indicator of our and our FI partners’ ability to drive engagement with the Cardlytics platform and is reflective of the marketing base that we offer to marketers through the Cardlytics platform.
Average Revenue per User
We define ARPU as the total Cardlytics platform revenue generated in the applicable period calculated in accordance with generally accepted accounting principles in the United States ("GAAP"), divided by the average number of FI MAUs in the applicable period. We believe that ARPU is an indicator of the value of our relationships with our FI partners with respect to the Cardlytics platform.
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

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2019	2020
Revenue	$150,684	$210,430	$186,892
Plus:
Consumer Incentives	68,296	105,623	76,463
Billings	$218,980	$316,053	$263,355
Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our FI partners. Adjusted contribution demonstrates how incremental marketing spend on our platform generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our FI Share and other third-party costs exclusive of a non-cash equity expense and deferred FI implementation costs, which are non-cash costs. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
We use adjusted contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. Adjusted contribution is also used to determine the vesting of performance-based equity awards and is used to determine the achievement of quarterly and annual bonuses across our entire global employee base, including executives. We view adjusted contribution as an important operating measure of our financial results. We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted contribution should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted contribution should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted contribution may not necessarily be comparable to similarly titled measures presented by other companies. Refer to Note 16—Segments to our consolidated financial statements for further details on our adjusted contribution by segment.
The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2019	2020
Revenue	$150,684	$210,430	$186,892
Minus:
FI Share and other third-party costs(1)	85,371	118,080	109,308
Delivery costs(2)	10,632	12,893	14,310
Gross profit(1)	54,681	79,457	63,274
Plus:
Delivery costs(2)	10,632	12,893	14,310
Non-cash equity expense included in FI Share(3)	2,519	—	—
Deferred FI implementation costs(3)	1,618	2,869	4,598
Adjusted contribution(1)	$69,450	$95,219	$82,182
(1)FI Share and other third-party costs, gross profit and adjusted contribution include the impact of a $0.8 million gain during 2018 related to the renewal of our agreement with an FI partner, which contains certain amendments that are retroactively applied as of January 1, 2018.
(2)Stock-based compensation expense recognized in delivery costs totaled $0.6 million, $0.7 million and $1.2 million during 2018, 2019 and 2020, respectively.

(3)Non-cash equity expense included in FI Share and deferred FI implementation costs are excluded from adjusted FI Share and other third-party costs as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
FI Share and other third-party costs	$85,371	$118,080	$109,308
Minus:
Non-cash equity expense included in FI Share	2,519	—	—
Deferred FI implementation costs(1)	1,618	2,869	4,598
Adjusted FI Share and other third-party costs	$81,234	$115,211	$104,710
(1) Deferred FI implementation costs for the year ended December 31, 2020 includes the impact of a $0.7 million write off related to certain platform features.

Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency gain; deferred FI implementation costs; costs associated with financing events; loss on extinguishment of debt; restructuring costs; change in fair value of warrant liabilities, net; and a non-cash equity expense recognized in FI Share. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include change in fair value of warrant liabilities, Other (expense) income, net, deferred FI implementation costs, depreciation and amortization expense, stock-based compensation expense and a non-cash equity expense included in FI Share. Notably, any impacts related to minimum FI Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2019	2020
Net loss(1)	$(53,042)	$(17,144)	$(55,422)
Plus:
Income tax benefit	—	—	—
Interest expense, net	3,264	548	3,048
Depreciation and amortization expense	3,282	4,535	7,826
Stock-based compensation expense	26,790	15,851	32,396
Foreign currency (loss) gain	1,172	(781)	(1,549)
Deferred FI implementation costs	1,618	2,869	4,598
Costs associated with financing events	118	123	—
Loss on extinguishment of debt	924	51	—
Restructuring costs	—	—	1,323
Change in fair value of warrant liabilities	6,760	—	—
Non-cash equity expense included in FI Share	2,519	—	—
Adjusted EBITDA(1)	$(6,595)	$6,052	$(7,780)
(1)Net loss and adjusted EBITDA include the impact of a $0.8 million gain during 2018 related to the renewal of our agreement with an FI partner, which contains certain amendments that are retroactively applied as of January 1, 2018.
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
FI Share and Other Third-Party Costs
FI Share and other third-party costs consist primarily of the FI Share that we pay our FI partners, media and data costs, deferred implementation costs incurred pursuant to our agreements with certain FI partners and a $2.5 million non-cash expense in 2018 related to the vesting of warrants issued to an FI partner that accelerated upon the consummation of our IPO. To the extent that we use a specific FI customer’s anonymized purchase data in the delivery of our solutions, we pay the applicable FI partner an FI Share calculated based on the relative contribution of the data provided by the FI partner to the overall delivery of the services. We expect that our FI Share and other third-party costs will increase in absolute dollars as a result of our revenue growth.
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
Other (Expense) Income, Net
Other (expense) income, net consists primarily of gains and losses on foreign currency transactions and expenses recorded in connection with the extinguishment of debt.
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

Results of Operations
The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2019	2020
Revenue	$150,684	$210,430	$186,892
Costs and expenses:
FI Share and other third-party costs	85,371	118,080	109,308
Delivery costs	10,632	12,893	14,310
Sales and marketing expense	41,878	43,828	45,307
Research and development expense	16,210	11,699	17,532
General and administrative expense	34,228	36,720	46,532
Depreciation and amortization expense	3,282	4,535	7,826
Total costs and expenses	191,601	227,755	240,815
Operating loss	(40,917)	(17,325)	(53,923)
Non-operating (expense) income:
Interest expense, net	(3,264)	(548)	(3,048)
Change in fair value of warrant liabilities, net	(6,760)	—	—
Other (expense) income, net	(2,101)	729	1,549
Total non-operating (expense) income	(12,125)	181	(1,499)
Loss before income taxes	(53,042)	(17,144)	(55,422)
Income tax benefit	—	—	—
Net loss	$(53,042)	$(17,144)	$(55,422)

The following table sets forth our consolidated statements of operations expressed as a percentage of revenue (percentages may not sum due to rounding):

	Year Ended December 31,
	2018	2019	2020
Revenue	100%	100%	100%
Costs and expenses:
FI Share and other third-party costs	57	56	58
Delivery costs	7	6	8
Sales and marketing expense	28	21	24
Research and development expense	11	6	9
General and administration expense	23	17	25
Depreciation and amortization expense	2	2	4
Total costs and expenses	127	108	129
Operating loss	(27)	(8)	(29)
Non-operating (expense) income:
Interest expense, net	(2)	—	(2)
Change in fair value of warrant liabilities, net	(4)	—	—
Other (expense) income, net	(1)	—	1
Total non-operating (expense) income	(8)	—	(1)
Loss before income taxes	(35)	(8)	(30)
Income tax benefit	—	—	—
Net loss	(35)%	(8)%	(30)%
Comparison of Year Ended December 31, 2019 and 2020
In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Revenue

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Revenue	$210,430	$186,892	$(23,538)	(11)%
The $23.5 million decrease in revenue during 2020 compared to 2019 was comprised of a $42.5 million decrease in sales to existing marketers, partially offset by a $19.0 million increase in sales to new marketers. Revenue during the second quarter of 2020 was significantly affected by the COVID-19 pandemic and its negative impact on both consumer spending and marketers' ability to spend advertising budgets on our solution. During the third and fourth quarters of 2020, we saw a recovery of both consumer spending as well as the advertising budgets of our clients. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.

Costs and Expenses
FI Share and Other Third-Party Costs

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
FI Share and other third-party costs:
Adjusted FI Share and other third-party costs	$115,211	$104,710	$(10,501)	(9)%
Deferred FI implementation costs	2,869	4,598	1,729	60
Total FI Share and other third-party costs	$118,080	$109,308	$(8,772)	(7)%
% of revenue	56%	58%
FI Share and other third-party costs decreased by $8.8 million during 2020 compared to 2019 primarily due to decreased revenue from sales of the Cardlytics platform. Deferred FI implementation costs increased by $1.7 million during the 2020 compared to the 2019 primarily due to a write off of deferred FI implementation costs totaling $0.7 million relating to the discontinued use of certain platform features.
We believe the near-term fluctuations in revenue caused by the economic impact of COVID–19 would also result in similar percentage fluctuations in adjusted FI Share and other third-party costs in future periods.
Delivery Costs

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Delivery costs	$12,893	$14,310	$1,417	11%
% of revenue	6%	8%
Delivery costs increased by $1.4 million during 2020 compared to 2019 primarily due to a $0.7 million increase in hosting-related IT costs, a $0.5 million increase in stock-based compensation expense and a $0.2 million increase in personnel costs associated with additional headcount to host the Cardlytics platform for certain new FI partners.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Sales and marketing expense	$43,828	$45,307	$1,479	3%
% of revenue	21%	24%
Sales and marketing expense increased by $1.5 million during 2020 compared to 2019 primarily due to a $5.6 million increase in stock-based compensation expense, partially offset by a decrease of $3.0 million in incentive compensation and a $1.1 million decrease in travel and entertainment expense.

Research and Development Expense

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Research and development expense	$11,699	$17,532	$5,833	50%
% of revenue	6%	9%
Research and development expense increased by $5.8 million during 2020 compared to 2019 primarily due to a $3.1 million increase in stock-based compensation expense, a $3.0 million increase in personnel costs associated with additional headcount, a $0.9 million increase in professional fees, partially offset by a $1.0 million decrease in personnel costs due to higher capitalization and a $0.2 million decrease in travel and entertainment.
General and Administrative Expense

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
General and administration expense	$36,720	$46,532	$9,812	27%
% of revenue	17%	25%
General and administrative expense increased by $9.8 million during 2020 compared to 2019 primarily due to a $7.4 million increase in stock-based compensation expense, a $1.7 million increase in software licensing costs, a $0.9 million increase in professional fees, a $0.5 million increase in facility costs, partially offset by a $0.7 million decrease in travel and entertainment.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (dollars in thousands):

	Year Ended December 31,		Change
	2019	2020	$	%
Delivery costs	$711	$1,181	$470	66%
Sales and marketing expense	4,248	9,857	5,609	132
Research and development expense	1,619	4,713	3,094	191
General and administrative expense	9,273	16,645	7,372	79
Total stock-based compensation expense	$15,851	$32,396	$16,545	104%
% of revenue	8%	17%
Stock-based compensation expense increased by $16.5 million during 2020 compared to 2019 primarily due to an increase in expense relating to RSUs. During 2020, we recognized $19.0 million of expense related to RSUs compared to $4.4 million of expense in 2019 due to a change in mix between RSUs and PSUs and increased hiring activity throughout the organization. We also recognized $4.1 million of expense related to RSUs that were granted in lieu of cash-based incentive compensation.

Depreciation and Amortization Expense

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Depreciation and amortization expense	$4,535	$7,826	$3,291	73%
% of revenue	2%	4%
Depreciation and amortization expense increased by $3.3 million during 2020 compared to 2019 primarily due to additional hardware and software placed in service in 2020 and the suspension of certain development efforts that resulted in a $1.0 million write off of capitalized internal-use software development costs during the first quarter of 2020.
Interest Expense, Net

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Interest expense	$(1,377)	$(3,488)	$(2,111)	153%
Interest income	829	456	(373)	(45)
Interest expense, net	$(548)	$(3,048)	$(2,500)	456%
% of revenue	—%	(2)%
Interest expense, net increased by $2.5 million during 2020 compared to 2019 primarily driven by an increase in interest expense related to the Notes, partially offset by a decrease in the amount outstanding on our 2018 Line of Credit and 2018 Term Loan. Interest income decreased $0.4 million during 2020 compared to 2019 due to moving cash into fully FDIC-insured demand deposit accounts, which have lower interest rates.
Other (Expense) Income, Net

	Year Ended December 31,		Change
	2019	2020	$	%
	(dollars in thousands)
Foreign currency gain	$781	$1,549	$768	98%
Loss on extinguishment of debt	(51)	—	51	(100)
Other expense	(1)	—	1	(100)
Other (expense) income, net	$729	$1,549	$820	112%
% of revenue	—%	1%
The change in foreign currency gain was primarily due to the decrease in the value of the British pound relative to the U.S. dollar. During 2019, we also recognized a less than $0.1 million loss on extinguishment of debt related to the unamortized discount and unamortized debt issuance costs associated with our prior line of credit and prior term loan.
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

Revenue Recognition
Our revenue generated from our platform consist of transaction-based fees made up of a significant volume of low-dollar transactions, sourced from multiple databases. The processing and recording of revenue is highly automated and is based on contractual terms with marketers, FIs, and other parties. Because of the nature of our transaction-based fees, we use automated systems to process and record our revenue transactions
We determine revenue recognition through the following steps:
•identification of a contract with a customer,
•identification of the performance obligation(s) in the contract,
•determination of the transaction price,
•allocation of the transaction price to the performance obligation(s) in the contract, and
•recognition of revenue when or as the performance obligation(s) are satisfied.
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
With respect to our Cardlytics platform, our performance obligation is to offer incentives to FIs' customers to make purchases from the marketer within a specified period. This performance obligation is a series that represents a stand ready obligation to provide a targeted campaign for the marketer to FIs' customers. The Cardlytics platform fees represent variable consideration that is resolved when FIs' customers make qualifying purchases during the marketing campaign term.
Subsequent to a qualifying purchase, the associated fees are generally not subject to refund or adjustment unless the fees from the marketing campaign exceed a contractual maximum (marketer budget). We have not constrained our revenue because adjustments have historically been immaterial and given the short duration of our marketing campaigns, any adjustments are recognized during the period of the marketing campaign. We recognize revenue for the Cardlytics platform fees over time using the right to invoice practical expedient because the amount billed is equal to the value delivered to marketers through qualified purchases by FIs' customers during that period.
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
We invoice marketers monthly based on the qualifying purchases of FIs' customers as reported by our FI partners during the month. Invoice payment terms, negotiated on a marketer-by-marketer basis, are typically between 30 to 60 days. However, for certain marketing agencies with sequential liability terms, payments are not due to us until such marketing agency has received payment from its marketer client. Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis. During 2018, 2019 and 2020, Consumer Incentives totaled $68.3 million, $105.6 million and $76.5 million, respectively.
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
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, restricted cash, accounts receivable, working capital, total debt and unused available borrowings (in thousands):

	December 31,
	2019	2020
Cash and cash equivalents	$104,458	$293,239
Restricted cash	129	110
Working capital(1)	117,329	304,317
Accounts receivable, net	81,452	81,249
Total debt(2)	37	174,024
Unused available borrowings	40,000	50,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
(2)Total debt as of December 31, 2020 includes finance leases liabilities and convertible senior notes, which is presented net of unamortized issuance costs of $5.4 million and unamortized debt discount of $50.6 million.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. A majority of our cash and cash equivalents are held in fully FDIC–insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held in treasury obligation funds and money market accounts with three financial institutions, which we believe are of high credit quality. As of December 31, 2020, our demand deposit accounts earned up to a 0.50% annual rate of interest. As of December 31, 2020, we had $3.9 million in cash and cash equivalents in the U.K. While our investment in Cardlytics UK is not considered indefinitely invested, we do not plan to repatriate these funds.

Through December 31, 2020, we have incurred accumulated net losses of $394.1 million since inception, including losses of $53.0 million, $17.1 million and $55.4 million during 2018, 2019 and 2020, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans. Through December 31, 2020, we have received net proceeds of $222.7 million from the issuance of convertible senior notes, net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $127.1 million from public equity offerings.
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
During 2018, 2019 and 2020, we also received $2.0 million, $29.7 million and $10.2 million in proceeds from the exercise of options and warrants to purchase shares of common stock, respectively.
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

On September 17, 2020, we amended our 2018 Loan Facility to allow for the issuance of the Notes. On December 30, 2020, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit, from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. As of December 31, 2020, we had $50.0 million of unused borrowings available under our 2018 Line of Credit.
Prior to the December 2020 amendment, the 2018 Loan Facility contained moving trailing 12-month billing covenants, which ranged from $210.0 million to $255.0 million, during the term of the facility. The former terms of the 2018 Loan Facility also required us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million. Effective with the December 2020 amendment, the former billings and liquidity covenants were removed and were replaced with a requirement to maintain a cash to funded senior debt ratio under the 2018 Line of Credit of 1.25:1.00.
Under the 2018 Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of December 31, 2020. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019.
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
We believe we were in compliance with all financial covenants as of December 31, 2020.
Uses of Funds
Our collection cycles can vary from period to period based on the payment practices of our marketers and their agencies. We are generally obligated to pay Consumer Incentives between one and three months following redemption, regardless of whether we have collected payment from a marketer or its agency. We are generally obligated to pay our FI partners’ FI Share by the end of the month following our collection of payment from the applicable marketer or its agency. As a result, timing of cash receipts from our marketers can significantly impact our operating cash flows for any period. Further, the timing of payment of commitments and implementation fees to our FI partners may also result in variability of our operating cash flows for any period.
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

Historical Cash Flows
In this section, we discuss the activity of our cash flows for the year ended December 31, 2019 and the year ended December 31, 2020. For a discussion of the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2019.
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2020
Cash, cash equivalents and restricted cash at beginning of period	$59,870	$104,587
Net cash provided by (used in) operating activities	11,457	(7,598)
Net cash used in investing activities	(11,020)	(10,117)
Net cash provided by financing activities	44,179	206,430
Effect of exchange rates on cash, cash equivalents and restricted cash	101	47
Cash, cash equivalents and restricted cash at end of period	$104,587	$293,349
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
Operating activities used $7.6 million of cash in 2020, which reflected our net loss of $55.4 million, $51.6 million of which were non-cash charges, and a $3.8 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, deferred FI implementation costs and bad debt expense. The change in our net operating assets and liabilities was primarily due to a $2.4 million increase in accounts receivable, a $1.2 million decrease in other accrued expenses and a $4.5 million decrease in FI Share liability, partially offset by a $4.4 million increase in our Consumer Incentive liability. These changes were primarily a result of significantly lower sales during 2020, primarily caused by the COVID–19 pandemic, compared to 2019.
Operating activities provided $11.5 million of cash in 2019, which reflected our net loss of $17.1 million offset by $24.0 million of non-cash charges and a $4.6 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense and deferred FI implementation costs. Changes in our net operating assets and liabilities were significantly impacted by the growth of the business as reflected by increases in revenue, Consumer Incentives and FI Share. The net change in our accounts receivable, Consumer Incentive liability and FI Share liability, including the impact from recoveries of development payments to a certain FI partner through FI Share payment reductions, was a positive cash flow impact of $1.4 million. This reflects our efforts to negotiate longer payment terms with our FI partners. Other changes in our net operating assets and liabilities include a $2.2 million increase in prepaid expenses and other assets, offset by a $5.6 million increase in accounts payable and accrued expenses.
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities as we continue to invest in and grow our business.
Investing activities used cash totaling $11.0 million and $10.1 million, in 2019 and 2020, respectively. Our investing cash flows during these periods primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.

Financing Activities
Our cash flows from financing activities have primarily been composed of borrowings and repayments under our debt facilities, proceeds from the issuance of common and preferred stock and payments for costs related to debt issuances and equity offerings.
Financing activities provided $206.4 million in cash in 2020. Our financing activities during this period primarily consisted of $223.1 million of net proceeds from our issuance of the Notes, of which we used $26.5 million to purchase the Capped Calls and proceeds from the exercise of options to purchase shares of common stock. The Capped Calls are intended to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be.
Financing activities provided $44.2 million in cash in 2019. We raised net proceeds of $61.3 million from our public equity offering and received $29.7 million in proceeds from the exercise of options and warrants to purchase shares of common stock. We also reduced our outstanding borrowings under our 2018 Line of Credit by $26.7 million and 2018 Term Loan by $20.0 million.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2020 (in thousands):

	Less than 1 Year (2021)	1 to 3 Years (2022 - 2023)	3 to 5 Years (2024 - 2026)	More than 5 Years (thereafter)	Total
Convertible senior notes(1)	$2,159	$4,600	$234,696	$—	$241,455
Finance leases(2)	$13	$—	$—	$—	$13
Operating leases(3)	5,097	7,373	2,418	—	14,888
Purchase obligations(4)	3,484	3,141	—	—	6,625
Total	$10,753	$15,114	$237,114	$—	$262,981
(1)Convertible senior notes includes total interest due of $11.5 million.
(2)Finance leases represent principal and interest payments.
(3)Operating lease obligations represent future minimum lease payments under our non-cancelable operating leases with an initial term in excess of one year.
(4)Purchase obligations include all legally binding contracts such as hardware, software, licenses and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.
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
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of December 31, 2020. The table above does not include these obligations.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 2.75%. As of December 31, 2020 the prime rate was 3.25% and a 10% increase in the current prime rate would, for example, result in a $0.2 million annual increase in interest expense if the maximum borrowable amount under the 2018 Line of Credit were outstanding for an entire year.

Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the 2018, 2019 and 2020, our operating expense would have increased by $1.2 million, $1.4 million and $0.8 million, respectively. Our foreign currency risks related to expenses denominated in Indian rupees are insignificant.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardlytics, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or in the accounts or disclosures to which it relates.
Revenue – Refer to Note 4 to the consolidated financial statements
Critical Audit Matter Description
The Company’s revenue generated from its Cardlytics platform consists of transaction-based fees made up of a significant volume of low-dollar transactions, sourced from multiple databases. The processing and recording of revenue is highly automated and is based on contractual terms with marketers, FIs, and other parties. Because of the nature of the Company’s transaction-based fees, the Company uses automated systems to process and record its revenue transactions.
We identified revenue as a critical audit matter because the Company’s systems to process and record revenue are highly automated. This required an increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s systems to process revenue transactions included the following, among others:
•With the assistance of our IT specialists, we:
◦Identified the relevant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
◦Performed testing of initial system set-up and monitoring controls, system interface controls, automated controls, and data monitoring controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
•We tested internal controls within the relevant revenue business processes, including those in place to reconcile the information from various systems to the Company’s general ledger.
•For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2021

We have served as the Company’s auditor since 2012.

CARDLYTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$104,458	$293,239
Restricted cash	129	110
Accounts receivable, net	81,452	81,249
Other receivables	3,908	5,306
Prepaid expenses and other assets	5,783	5,687
Total current assets	195,730	385,591
Long-term assets:
Property and equipment, net	14,290	13,865
Right-of-use assets under operating leases, net	—	10,764
Intangible assets, net	389	447
Capitalized software development costs, net	3,815	6,299
Deferred FI implementation costs, net	8,383	3,785
Other long-term assets, net	1,706	1,786
Total assets	$224,313	$422,537
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,229	$1,363
Accrued liabilities:
Accrued compensation	8,186	7,582
Accrued expenses	6,018	5,502
FI Share liability	41,956	37,457
Consumer Incentive liability	19,861	24,290
Deferred revenue	1,127	349
Current operating lease liabilities	—	4,718
Current finance lease liabilities	24	13
Total current liabilities	78,401	81,274
Long-term liabilities:
Convertible senior notes, net	—	174,011
Deferred liabilities	2,632	—
Long-term operating lease liabilities	—	9,381
Long-term finance lease liabilities	13	—
Other long-term liabilities	—	679
Total liabilities	81,046	265,345
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 26,547 and 27,861 shares issued and outstanding as of December 31, 2019 and December 31, 2020, respectively	8	8
Additional paid-in capital	480,578	551,429
Accumulated other comprehensive income (loss)	1,312	(192)
Accumulated deficit	(338,631)	(394,053)
Total stockholders’ equity	143,267	157,192
Total liabilities and stockholders’ equity	$224,313	$422,537
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2018	2019	2020
Revenue	$150,684	$210,430	$186,892
Costs and expenses:
FI Share and other third-party costs	85,371	118,080	109,308
Delivery costs	10,632	12,893	14,310
Sales and marketing expense	41,878	43,828	45,307
Research and development expense	16,210	11,699	17,532
General and administration expense	34,228	36,720	46,532
Depreciation and amortization expense	3,282	4,535	7,826
Total costs and expenses	191,601	227,755	240,815
Operating loss	(40,917)	(17,325)	(53,923)
Non-operating (expense) income:
Interest expense, net	(3,264)	(548)	(3,048)
Change in fair value of warrant liabilities, net	(6,760)	—	—
Other (expense) income, net	(2,101)	729	1,549
Total non-operating (expense) income	(12,125)	181	(1,499)
Loss before income taxes	(53,042)	(17,144)	(55,422)
Income tax benefit	—	—	—
Net loss	(53,042)	(17,144)	(55,422)
Adjustments to the carrying value of redeemable convertible preferred stock	(157)	—	—
Net loss attributable to common stockholders	$(53,199)	$(17,144)	$(55,422)
Net loss per share attributable to common stockholders, basic and diluted	$(2.79)	$(0.72)	$(2.04)
Weighted-average common shares outstanding, basic and diluted	19,060	23,746	27,213
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2018	2019	2020
Net loss	$(53,042)	$(17,144)	$(55,422)
Other comprehensive income (loss):
Foreign currency translation adjustments	926	(680)	(1,504)
Total comprehensive loss	$(52,116)	$(17,824)	$(56,926)
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2017	3,439	$—	$58,693	$1,066	$(268,445)	$(208,686)
Exercise of common stock options	356	—	1,959	—	—	1,959
Exercise of common stock warrants	1,142	—	—	—	—	—
Stock-based compensation	—	—	26,813	—	—	26,813
Issuance of common stock	5,821	1	66,100	—	—	66,101
Issuance of common stock warrants	—	—	17,774	—	—	17,774
Issuance of ESPP	177	—	1,958	—	—	1,958
Issuance of restricted stock	888	—	—	—	—	—
Conversion of preferred stock to common stock	10,643	6	196,588	—	—	196,594
Conversion of preferred stock warrants to common stock warrants	—	—	1,735	—	—	1,735
Accretion of redeemable stock	—	—	(157)	—	—	(157)
Other comprehensive income	—	—	—	926	—	926
Net loss	—	—	—	—	(53,042)	(53,042)
Balance – December 31, 2018	22,466	$7	$371,463	$1,992	$(321,487)	$51,975
Exercise of common stock options	716	—	12,052	—	—	12,052
Exercise of common stock warrants	821	—	17,659	—	—	17,659
Stock-based compensation	—	—	15,888	—	—	15,888
Issuance of restricted stock	486	—	—	—	—	—
Issuance of common stock	1,904	1	61,308	—	—	61,309
Issuance of ESPP	154	—	2,208	—	—	2,208
Other comprehensive loss	—	—	—	(680)	—	(680)
Net loss	—	—	—	—	(17,144)	(17,144)
Balance – December 31, 2019	26,547	$8	$480,578	$1,312	$(338,631)	$143,267
Exercise of common stock options	467	—	10,176	—	—	10,176
Exercise of common stock warrants	9	—	—	—	—	—
Stock-based compensation	—	—	32,872	—	—	32,872
Issuance of restricted stock	779	—	—	—	—	—
Issuance of ESPP	59	—	2,837	—	—	2,837
Issuance of convertible notes	—	—	51,416	—	—	51,416
Purchases of capped calls	—	—	(26,450)	—	—	(26,450)
Other comprehensive loss	—	—	—	(1,504)	—	(1,504)
Net loss	—	—	—	—	(55,422)	(55,422)
Balance – December 31, 2020	27,861	$8	$551,429	$(192)	$(394,053)	$157,192
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2018	2019	2020
Operating activities
Net loss	$(53,042)	$(17,144)	$(55,422)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Credit loss expense	130	1,201	1,196
Depreciation and amortization	3,282	4,535	7,826
Amortization of financing costs charged to interest expense	282	95	312
Amortization of right-of-use asset	—	—	3,766
Accretion of debt discount and non-cash interest expense	2,326	—	2,486
Stock-based compensation expense	26,790	15,851	32,396
Change in the fair value of warrant liabilities, net	6,760	—	—
Other non-cash expense (income), net	4,641	(570)	(1,003)
Amortization and impairment of deferred FI implementation costs	1,618	2,869	4,598
Settlement of paid-in-kind interest	(8,353)	—	—
Change in operating assets and liabilities:
Accounts receivable	(9,426)	(26,018)	(2,396)
Prepaid expenses and other assets	(2,275)	(2,224)	(65)
Deferred FI implementation costs	(9,250)	—	—
Recovery of deferred FI implementation costs	5,380	4,625	—
Accounts payable	911	(601)	16
Other accrued expenses	3,255	6,152	(1,238)
FI Share liability	3,742	14,301	(4,499)
Customer Incentive liability	4,234	8,385	4,429
Net cash (used in) provided by operating activities	(18,995)	11,457	(7,598)
Investing activities
Acquisition of property and equipment	(5,920)	(8,277)	(5,408)
Acquisition of patents	(23)	(31)	(76)
Capitalized software development costs	(1,399)	(2,712)	(4,633)
Net cash used in investing activities	(7,342)	(11,020)	(10,117)
Financing activities
Proceeds from issuance of debt	47,435	—	—
Principal payments of debt	(52,581)	(46,698)	(23)
Proceeds from issuance of convertible senior notes	—	—	223,100
Purchase of capped calls related to convertible senior notes	—	—	(26,450)
Proceeds from issuance of common stock	72,334	91,216	10,185
Equity issuance costs	(1,949)	(196)	—
Debt issuance costs	(48)	(143)	(382)
Net cash provided by financing activities	65,191	44,179	206,430
Effect of exchange rates on cash, cash equivalents and restricted cash	(246)	101	47
Net increase in cash, cash equivalents and restricted cash	38,608	44,717	188,762
Cash, cash equivalents, and restricted cash — Beginning of period	21,262	59,870	104,587
Cash, cash equivalents, and restricted cash — End of period	$59,870	$104,587	$293,349

See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2018	2019	2020
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$39,623	$104,458	$293,239
Restricted cash	20,247	129	110
Total cash, cash equivalents and restricted cash — End of period	$59,870	$104,587	$293,349

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$9,733	$1,266	$63
Amounts accrued for property and equipment	$640	$456	$242
Amounts accrued for capitalized software development costs	$—	$10	$68

See notes to the consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    NATURE OF OPERATIONS
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We operate an advertising platform within financial institutions’ (“FIs”) digital channels, which include online, mobile, email, and various real-time notifications. Our partnerships with FIs provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct to consumer, and grocery. Using our purchase intelligence presents customers with offers to save money at a time when they are thinking of their finances.
We also operate in the U.K. through Cardlytics UK Limited ("Cardlytics UK"), a wholly-owned and operated subsidiary registered as a private limited company in England and Wales, and in India through Cardlytics Services India Private Limited, a wholly-owned and operated subsidiary registered as a private limited company in India.
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

During 2018, 2019 and 2020, we received $2.0 million, $29.7 million and $10.2 million in proceeds from the exercise of options and warrants to purchase shares of common stock.
2020 Convertible Senior Notes
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the "Notes"). Refer to Note 7—Debt and Financing Arrangements for further details
2.     SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, income taxes, stock-based compensation, income tax valuation allowance, contingencies and changes in fair value of our preferred stock warrants and common stock warrants. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
Restructuring
During the first quarter of 2020, we began a strategic shift within our organization to increase productivity and optimize performance. This plan has resulted in severance and medical benefits totaling $1.3 million during the year ended December 31, 2020. We recognize these costs when the extent of our actions is determined and the costs can be estimated. These charges are reflected on our consolidated statement of operations for the year ended December 31, 2020, as follows: $1.1 million in sales and marketing expense, $0.1 million in general and administrative expense and $0.1 million in research and development expense. Severance and medical benefits of $0.9 million have been paid to former employees through December 31, 2020.
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
We are also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other (expense) income, net in the accompanying consolidated statements of operations. We recorded a foreign currency loss (gain) totaling $1.2 million, $(0.8) million and $(1.6) million in 2018, 2019 and 2020, respectively.
FI Share and Other Third-Party Costs
We generally pay our FI partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the FIs’ customers and certain third-party data costs ("FI Share"). FI Share and other third-party costs consist primarily of the FI Share that we pay our FI partners, media and data costs, and deferred FI implementation costs incurred pursuant to our agreements with certain FI partners, any incremental costs due to FIs as part of FI Share commitments, as well as a non-cash expense related to the vesting of warrants issued to an FI partner that accelerated upon the consummation of our IPO. To the extent that we use a specific FI customer’s anonymized purchase data in the delivery of our solutions, we pay the applicable FI partner an FI Share calculated based on the relative contribution of the data provided by the FI partner to the overall delivery of the services.

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
Revenue during the second quarter of 2020 was significantly affected by the COVID-19 pandemic and its negative impact on both consumer spending and marketers' ability to spend advertising budgets on our solution. During the third and fourth quarters of 2020, we saw a recovery of both consumer spending as well as the advertising budgets of our clients. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.
Accounts Receivable
Accounts receivable are carried at the original invoiced amount less an allowance for credit losses (formerly allowance for doubtful accounts), determined based on the probability of future collection. When we become aware of circumstances that may decrease the likelihood of collection, we record a specific allowance against amounts due, which reduces the receivable to the amount that we believe will be collected. For all other accounts receivable, we determine the adequacy of the allowance for credit losses based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts.
The following table presents changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2018	2019	2020
Beginning balance	$105	$169	$255
Credit loss expense	130	1,201	1,196
Write-offs, net of recoveries	(66)	(1,115)	(864)
Ending balance	$169	$255	$587
Unbilled receivables were $0.4 million, $0.6 million and $0.5 million as of December 31, 2018, 2019 and 2020, respectively. An unbilled receivable represents revenue earned and recognized from customer activity that was not billed prior to the end of the reporting period. Unbilled receivables are included in accounts receivable, net on our consolidated balance sheets.
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

Intangible Assets
Intangible assets are recorded at cost and consist of costs incurred for software patent applications. As of December 31, 2020, we had four issued patents and are pursuing ten additional patents relating to our software. We received approval for three patents in 2013 and one patent in 2018 and began amortizing the costs of obtaining these patents over the estimated remaining lives of the patents. If a patent application is rejected or if we abandon efforts to obtain a new patent, all deferred patent costs are expensed immediately. Deferred patent costs related to patents for which we have not yet obtained approval totaled $0.3 million and $0.3 million as of December 31, 2019 and 2020, respectively. Based on deferred patent costs as of December 31, 2020, the related amortization expense will be less than $0.1 million in each of the next five years. Intangible assets are as follows (in thousands):

	December 31,
	2019	2020
Deferred patent costs, gross	$448	$518
Less accumulated amortization	(59)	(71)
Deferred patent costs, net	$389	$447
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
During 2018, 2019 and 2020, we capitalized the implementation of a new billing system as well as development costs for enhancements to our offer management system totaling $1.6 million, $2.6 million and $4.3 million, respectively. During the first quarter of 2020, we redesigned certain elements of this project and wrote off development costs totaling $1.0 million recognized in depreciation and amortization expense on our consolidated statement of operations.
Capitalized software development costs are as follows (in thousands):

	December 31,
	2019	2020
Capitalized software development costs, gross	$5,537	$9,230
Less accumulated amortization	(1,722)	(2,931)
Capitalized software development costs, net	$3,815	$6,299
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
As described in Note 7—Debt and Financing Arrangements, we entered into a 2018 Loan Facility in 2018 and deferred $0.1 million of debt issuance costs associated with obtaining the 2018 Loan Facility and deferred $0.1 million of unamortized debt issuance costs attributed to our 2016 Line of Credit and 2016 Term Loan. We recognized a $0.9 million loss on extinguishment of debt related to the unamortized discount and unamortized debt issuance costs associated with our 2016 Term Loan and 2016 Line of Credit. This expense is included within other (expense) income, net on our consolidated statements of operations and is presented in other non-cash expenses on our consolidated statements of cash flows.

Further, as described in Note 7—Debt and Financing Arrangements, on September 22, 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $30.0 million principal amount of the Notes. The net proceeds from this offering were $222.7 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. In accounting for the $7.3 million issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
Amortization of debt issuance costs included in interest expense, net totaled $0.3 million, $0.1 million and $0.3 million in 2018, 2019 and 2020, respectively.
Deferred debt issuance costs related to our lines of credit included in other long-term assets are as follows (in thousands):

	December 31,
	2019	2020
Debt issuance costs, gross	$388	$412
Less accumulated amortization	(271)	(377)
Debt issuance costs, net	$117	$35

Deferred debt issuance costs related to our Notes included in debt are as follows (in thousands):

	December 31,
	2019	2020
Debt issuance costs, gross	$—	$5,596
Less accumulated amortization	—	(217)
Debt issuance costs, net	$—	$5,379
Future amortization of debt issuance costs is as follows (in thousands):

Years Ending December 31,	Amortization
2021	$909
2022	1,006
2023	1,151
2024	1,312
2025	1,036
Total	$5,414

Deferred Offering Costs
Deferred offering costs consist of incremental costs directly attributable to equity offerings. Deferred offering costs are included in other long-term assets on our consolidated balance sheets. Upon completion of an offering, these amounts are offset against the proceeds of the offering.
Deferred offering costs is as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
Beginning balance	$3,144	$—	$—
Deferred costs	1,135	196	—
Recognized against offering proceeds	(4,279)	(196)	—
Ending balance	$—	$—	$—
Advertising
We expense advertising costs as incurred. These costs are included in sales and marketing expense on our consolidated statements of operations. Advertising costs include direct marketing costs such as print advertisements, market research, direct mail, public relations and trade show expenses and totaled $0.9 million, $1.4 million and $1.0 million in 2018, 2019 and 2020, respectively.
Stock-Based Compensation
We measure and recognize compensation expense based on the estimated fair value of the award on the grant date. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. We recognize the fair value of awards that contain performance conditions based upon the probability of the performance conditions being met. Expense for awards with performance conditions are estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met. We recognize the fair value of awards that contain market conditions over the derived service period. Forfeitures are accounted for when they occur. Refer to Note 8—Stock-based Compensation for additional information regarding our specific award plans and estimates and assumptions used to determine fair value.
Redeemable Convertible Preferred Stock Warrant Liability
Warrants to purchase shares of our redeemable convertible preferred stock are accounted for as derivative liabilities in accordance with ASC Topic 815, Derivatives and Hedging due to the terms of the warrants and related agreements. We have determined that these warrants do not meet the scope exception of a contract indexed to our stock because of fair value protections contained in agreements governing our redeemable convertible preferred stock as described in Note 10—Redeemable Convertible Preferred Stock. We record preferred stock warrant liabilities on our consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses on our statements of operations. Upon the consummation of our IPO, all of the outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically converted into warrants to purchase shares of common stock. Refer to Note 12—Fair Value Measurements for additional information.
Common Stock Warrant Liability
In connection with the Series G Stock financing, we issued warrants to purchase shares of our common stock that are accounted for as liabilities in accordance with ASC Topic 480, Distinguishing Liabilities From Equity due to the terms of the warrants and related agreements. We record these common stock warrant liabilities on our consolidated balance sheets at their fair value. We record the changes in fair value of such instruments as non-cash gains or losses in our statements of operations. Refer to Note 12—Fair Value Measurements for additional information.

Fair Value of Financial Instruments
When required by GAAP, assets and liabilities are reported at fair value on our consolidated financial statements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Valuation inputs are arranged in a hierarchy that consists of the following levels:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2 inputs are inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 inputs are unobservable inputs for the asset or liability.
Our nonfinancial assets that we recognize or disclose at fair value on our consolidated financial statements on a nonrecurring basis include property and equipment, intangible assets, capitalized software development costs and deferred FI implementation costs. The fair values for these assets are evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. Refer to Note 12—Fair Value Measurements for information regarding the fair value of our financial instruments.
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

3.    ACCOUNTING STANDARDS
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) to increase the transparency and comparability among organizations as it relates to lease assets and lease liabilities, by requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months, with exceptions. Effective January 1, 2020, we early adopted this guidance using a modified retrospective approach, which was required for all leases that exist at or commence after the date of the initial application with an option to use certain practical expedients. We have elected to use these practical expedients, which allow us to treat all components of our leases as a single component, not to reassess lease classification or whether an arrangement is or contains a lease and not to reassess its initial accounting for direct lease costs. During the first quarter of 2020, we recorded right-of-use assets of $10.3 million, lease liabilities of $13.5 million and eliminated deferred rent liabilities of $3.2 million. These amounts represent right-of-use assets of $7.4 million, lease liabilities of $10.6 million and deferred rent liabilities of $3.2 million as of the adoption date of ASU 2016-02 and right-of-use assets and lease liabilities of $2.9 million, respectively, for office space entered into during the quarter. The adoption of this guidance did not have a significant impact on our consolidated statements of operations or cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to provide more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These ASUs provide supplemental guidance and clarification to ASU 2016-13 and must be adopted concurrently with the adoption of ASU 2016-13, cumulatively referred to as “Topic 326.” Effective January 1, 2020, we adopted this guidance. The adoption of this guidance did not have a material effect on our consolidated financial statements.
On January 1, 2020, we adopted ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The adoption of this guidance did not have a material effect on our consolidated financial statements.
On January 1, 2020, we adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which addresses the accounting for implementation, setup and other upfront costs incurred in a hosting arrangement. The adoption of this guidance did not have a material effect on our consolidated financial statements.
On January 1, 2019, we early adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method, as permitted under ASU 2014-09. The adoption of ASU 2014-09 did not result in a material change in the timing or amount of revenue recognized, nor did it result in the capitalization of incremental contract costs. Accordingly, there was no cumulative effect adjustment recorded in the consolidated financial statements upon adoption.
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
4.     REVENUE
We have generated revenue through the sale of two categories of solutions that leverage our intelligence platform: (1) our proprietary native banking channel, the Cardlytics platform, and (2) our Other Platform Solutions. We have generated substantially all of our revenue from sales of the Cardlytics platform since inception.
Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. We have shifted the majority of our efforts and resources to support the growth of the Cardlytics platform. As a result, we have not and do not expect to generate substantial, if any, revenue from Other Platform Solutions for the foreseeable future.
The Cardlytics Platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives").
The Cardlytics platform is priced predominantly in two ways: (1) Cost per Served Sale (“CPS”), and (2) Cost per Redemption (“CPR”).
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

The following table summarizes revenue by pricing model (in thousands):

	Year Ended December 31,
	2018	2019	2020
Cost per Served Sale	$101,087	$143,754	$131,045
Cost per Redemption	43,389	63,295	53,838
Other	6,208	3,381	2,009
Revenue	$150,684	$210,430	$186,892
Revenue Recognition
Our revenue generated from our platform consist of transaction-based fees made up of a significant volume of low-dollar transactions, sourced from multiple databases. The processing and recording of revenue is highly automated and is based on contractual terms with marketers, FIs, and other parties. Because of the nature of our transaction-based fees, we use automated systems to process and record our revenue transactions.
We determine revenue recognition through the following steps:
•identification of a contract with a customer,
•identification of the performance obligation(s) in the contract,
•determination of the transaction price,
•allocation of the transaction price to the performance obligation(s) in the contract, and
•recognition of revenue when or as the performance obligation(s) are satisfied.
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
With respect to our Cardlytics platform service, our performance obligation is to offer incentives to FIs' customers to make purchases from the marketer within a specified period. This performance obligation is a series that represents a stand ready obligation to provide a targeted campaign for the marketer to FIs' customers. The Cardlytics platform fees represent variable consideration that is resolved when FIs' customers make qualifying purchases during the marketing campaign term.
Subsequent to a qualifying purchase, the associated fees are generally not subject to refund or adjustment unless the fees from the marketing campaign exceed a contractual maximum (marketer budget). We have not constrained our revenue because adjustments have historically been immaterial and given the short duration of our marketing campaigns, any adjustments are recognized during the period of the marketing campaign. We recognize revenue for the Cardlytics platform fees over time using the right to invoice practical expedient because the amount billed is equal to the value delivered to marketers through qualified purchases by FIs' customers during that period.
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
We invoice marketers monthly based on the qualifying purchases of FIs' customers as reported by our FI partners during the month. Invoice payment terms, negotiated on a marketer-by-marketer basis, are typically between 30 to 60 days. However, for certain marketing agencies with sequential liability terms, payments are not due to us until such marketing agency has received payment from its marketer client. Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis. During 2018, 2019 and 2020, Consumer Incentives totaled $68.3 million, $105.6 million and $76.5 million, respectively.

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
During the first quarter of 2020, we recorded right-of-use assets of $10.3 million, lease liabilities of $13.5 million and eliminated deferred rent liabilities of $3.2 million. These amounts represent right-of-use assets of $7.4 million, lease liabilities of $10.6 million and deferred rent liabilities of $3.2 million as of the adoption date of ASU 2016-02 and right-of-use assets and lease liabilities of $2.9 million, respectively, for office space entered into during the quarter. As of the adoption date, our office and data center leases have remaining lease terms ranging from one to six years.
During 2020, we recorded additional right-of-use assets and lease liabilities of $1.0 million for data center equipment leases entered into during the year. We also renewed certain data center lease agreements resulting in a lease modification and the recognition of additional right-of-use assets and lease liabilities of $2.2 million.
During 2020, we made cash payments of $4.0 million for operating leases which are included in cash flows (used in) provided by operating activities in our consolidated statement of cash flows.
The following table summarizes activity related to our leases (in thousands):

Year Ended December 31, 2020
Operating lease expense	$4,078
Variable lease expense	847
Short-term lease expense	232

The following table presents our weighted average borrowing rate and weighted average lease term:

December 31, 2020
Weighted average borrowing rate	3.4%
Weighted average remaining lease term (years)	3.25

The following table summarizes future maturities of lease liabilities as of December 31, 2020 (in thousands):

Amount
2021	$5,097
2022	4,681
2023	2,692
2024	1,807
2025	611
Total lease payments	14,888
Imputed interest	789
Total operating lease liabilities	$14,099

The following table summarizes future payments for operating leases as of December 31, 2019, prior to our adoption of ASU 2016-02 (in thousands):

Minimum Lease Payments
2020	$3,040
2021	2,759
2022	2,808
2023	1,847
2024	1,807
Thereafter	611
Total	$12,872
6.    PROPERTY AND EQUIPMENT
Significant components of property and equipment are as follows (in thousands):

	December 31,
	2019	2020
Computer equipment	$21,269	$27,105
Leasehold improvements	6,960	6,770
Furniture and fixtures	1,557	1,112
Construction in progress	1,125	125
Property and equipment, gross	30,911	35,112
Less accumulated depreciation	(16,621)	(21,247)
Property and equipment, net	$14,290	$13,865

Assets acquired under finance leases, included within computer equipment, are as follows (in thousands):

	December 31,
	2019	2020
Finance lease assets, gross	$1,096	$557
Less accumulated depreciation	(1,067)	(548)
Finance lease assets, net	$29	$9
Depreciation expense was $3.0 million, $4.0 million and $5.6 million in 2018, 2019 and 2020, respectively.

7.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	December 31,
	2019	2020
Convertible senior notes, net	$—	$174,011
Finance leases	37	13
Total debt	37	174,024
Less current portion of long-term debt	(24)	(13)
Long-term debt, net of current portion	$13	$174,011
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had no accrued interest on debt as of December 31, 2019 and $0.6 million of accrued interest as of December 31, 2020.
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
We may not redeem the Notes prior to September 20, 2023. We may redeem for cash all or any portion of the Notes, at our option, on or after September 20, 2023 and prior to the 36th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes. If we elect to redeem less than all of the Notes, at least $75.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.

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

The Notes are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument was computed using a discount rate of 6.50%, which was determined by estimating the fair value of a similar liability without the conversion option using Level 3 inputs. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the Notes using the effective interest rate method. The equity component is recorded in Additional Paid-in Capital and is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
The net carrying amount of the liability component of the Notes is as follows (in thousands):

December 31, 2020
Principal	$230,000
Minus: Unamortized debt discount	(50,610)
Minus: Unamortized issuance costs	(5,379)
Net carrying amount of the liability component	$174,011

The net carrying amount of the equity component of the Notes is as follows (in thousands):

December 31, 2020
Proceeds allocated to the conversion options (debt discount)	$53,096
Minus: Issuance costs	(1,680)
Net carrying amount of the equity component	$51,416

Interest expense recognized related to the Notes is as follows (in thousands):

Year Ended December 31, 2020
Contractual interest expense (due in cash)	$626
Amortization of debt discount	2,486
Amortization of debt issuance costs	217
Total interest expense related to the Notes	$3,329
Capped Call Transactions
In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions (the "Capped Calls") with an affiliate of one of the initial Note purchasers and certain other financial institutions. The Capped Calls are intended to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $26.5 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying consolidated balance sheet.
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
On September 17, 2020, we amended our 2018 Loan Facility to allow for the issuance of the Notes. On December 30, 2020, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit, from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. As of December 31, 2020, we had $50.0 million of unused borrowings available under our 2018 Line of Credit.
Prior to the December 2020 amendment, the 2018 Loan Facility contained moving trailing 12-month billing covenants, which ranged from $210.0 million to $255.0 million, during the term of the facility. The former terms of the 2018 Loan Facility also required us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million. Effective with the December 2020 amendment, the former billings and liquidity covenants were removed and were replaced with a requirement to maintain a cash to funded senior debt ratio under the 2018 Line of Credit of 1.25:1.00.
Under the 2018 Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of December 31, 2020. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019.
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
We believe we were in compliance with all financial covenants as of December 31, 2020.
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

Future Payments
Aggregate future payments of principal due upon maturity are as follows (in thousands):

Years Ending December 31,	Finance leases	Convertible Senior Notes
2021	$13	$—
2022	—	—
2023	—	—
2024	—	—
2025	—	230,000
Total debt	$13	$230,000

8.     STOCK-BASED COMPENSATION
In January 2018, our board of directors and stockholders approved an increase in the total number of shares of common stock issuable under our 2008 Stock Plan ("2008 Plan") to 4,020,000 shares. Our board of directors has adopted and our stockholders have approved our 2018 Equity Incentive Plan ("2018 Plan"). Our 2018 Plan became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective. We do not expect to grant any additional awards under the 2008 Plan. Any awards granted under the 2008 Plan will remain subject to the terms of our 2008 Plan and applicable award agreements.
Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2018 Plan was the sum of (i) 1,875,000 shares plus (ii) 61,247 shares reserved, and remaining available for issuance, under our 2008 Plan at the time our 2018 Plan became effective and (iii) the number of shares subject to stock options or other stock awards granted under our 2008 Plan that would have otherwise returned to our 2008 Plan (such as upon the expiration or termination of a stock award prior to vesting). As of December 31, 2020, there were 1,222,316 shares of our common stock reserved for issuance under our 2018 Plan. The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 Plan increased by 1,393,040 shares on January 1, 2021.
The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2018 Plan provides for the grant of performance cash awards.
The following table summarizes the allocation of stock-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2019	2020
Delivery costs	$633	$711	$1,181
Sales and marketing expense	9,358	4,248	9,857
Research and development expense	4,087	1,619	4,713
General and administration expense	12,712	9,273	16,645
Total stock-based compensation expense	$26,790	$15,851	$32,396
During 2018, 2019 and 2020, we capitalized less than $0.1 million, less than $0.1 million and $0.5 million, respectively, of stock-based compensation expense for software development.
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

A summary of common stock option activity is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding - December 31, 2017	2,514	$18.42
Granted	29	24.24
Exercised	(357)	6.25
Forfeited	(197)	24.10
Cancelled	(215)	16.60
Outstanding - December 31, 2018	1,774	$20.55
Granted	39	20.64
Exercised	(716)	16.84
Forfeited	(31)	23.95
Cancelled	(66)	22.37
Outstanding - December 31, 2019	1,000	$22.99
Granted	—	—
Exercised	(467)	21.78		$29,523
Forfeited	(19)	27.83
Cancelled	(1)	21.89
Outstanding - December 31, 2020	513	$23.91	5.67	$61,009
Exercisable - December 31, 2020	480	$23.72	5.62	$57,126
(1)For options exercised during the year, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at December 31, 2020, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $142.77 closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2020 that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during 2018, 2019 and 2020 was approximately $6.0 million, $4.8 million and $2.3 million respectively. As of December 31, 2020, $0.3 million of unrecognized compensation expense related to unvested options will be recognized over a weighted-average period of 0.3 years. All stock option awards outstanding as of December 31, 2020 are expected to vest.

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2017	—	$—
Granted	1,309	20.58
Vested	(850)	21.93
Forfeited/canceled	(78)	17.97
Unvested - December 31, 2018	381	$18.11
Granted	1,978	17.78
Vested	(486)	14.97
Forfeited/canceled	(132)	18.92
Unvested - December 31, 2019	1,741	$18.55
Granted	1,758	43.07
Vested	(779)	28.56
Forfeited	(286)	23.34
Unvested - December 31,2020	2,434	$32.49	2.80	$61,630
Service-based Restricted Stock Units
During 2018, we granted 434,377 RSUs to our employees and non-employee directors, which have annual vesting periods ranging from one to four years. As of December 31, 2018, there was approximately $4.5 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.
During 2019, we granted 725,832 RSUs to employees and our non-employee directors, which have annual vesting periods ranging from one to four years. As of December 31, 2019, there was approximately $20.4 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 3.1 years.
During 2020, we granted 1,233,617 RSUs to employees, executives, and our non-employee directors, which have annual vesting periods ranging from one to four years. During 2020, we granted 47,690 immediately vesting RSUs to employees in lieu of cash-based incentive compensation. As of December 31, 2020, there was approximately $61.6 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.8 years. The aggregate intrinsic value based on the $142.77 closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2020 of unvested RSUs is $347.5 million as of December 31, 2020.
Subsequent to December 31, 2020, we granted 52,322 RSUs to employees, which have annual vesting periods ranging from one to four years. The unamortized stock-based compensation expense related to these RSUs is approximately $6.4 million.
Performance-based Restricted Stock Units
During 2018, we granted two separate tranches of performance-based RSUs ("2018 PSUs"), each to receive 437,500 shares of common stock, to executives. The vesting of the 875,000 2018 PSUs was contingent upon the completion of our IPO and includes other performance-based conditions. The performance condition in the first tranche was to be satisfied when we attained 70.0 million of FI monthly active users ("FI MAUs") within three years of the grant date. The performance condition in the second tranche was to be satisfied when we attained 85.0 million of average FI MAUs within five years of the grant date. FI MAUs is a performance metric defined within "Management's Discussion and Analysis of Financial Condition and Results of Operations." We recognize stock compensation for these 2018 PSUs based upon the expected timing of the achievement of these FI MAU targets. During 2018, 25,000 of the 2018 PSUs were forfeited prior to the FI MAU targets being reached. During 2018, both average FI MAU targets were reached, resulting in the vesting of both tranches of the 2018 PSUs and the issuance of 850,000 shares of our common stock to fully settle the 2018 PSUs. During 2018, we recognized $18.6 million of stock-based compensation expense related to these awards.

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
The vesting conditions of each of the four tranches must be achieved within four years of the grant date. Upon a vesting event, 50% of the related tranche vests immediately, 25% of the related tranche vests six months after the achievement date and 25% of the related tranche vests 12 months after the achievement date. Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In August and November 2019, the compensation committee of our board of directors certified that the target minimum trailing 30-day average closing price of our common stock and target minimum cumulative adjusted EBITDA over a trailing 12-month period, respectively, were achieved resulting in the immediate vesting of 50% of the related PSU tranches. In February 2020, 25% of the 30-day average closing price of our common stock PSU tranche vested upon the six-month anniversary of the tranche's achievement date and the remaining 25% of the tranche vested in August 2020 upon the twelve-month anniversary of the tranche's achievement date. In May 2020, 25% of the adjusted EBITDA tranche vested upon the six-month anniversary of the tranche's achievement date, and the remaining 25% of the tranche vested in November 2020 upon the twelve-month anniversary of the tranche's achievement date.
In April 2020, we granted 476,608 performance-based restricted stock units ("2020 PSUs"), of which 443,276 units have a performance-based vesting condition based on a minimum average revenue per user ("ARPU") target over a trailing 12-month period and 33,332 units have the same performance-based vesting conditions as those that remain unmet under the 2019 PSUs described above. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six months after achievement date and 25% of the award vests 12 months after the achievement date.
Restricted Securities Units
During 2016, we granted $1.0 million of restricted securities units to certain executives in lieu of cash bonuses. Upon issuance, the restricted securities units were indexed to the 2016 convertible promissory notes. As a result of the Series G Stock financing in 2017, the restricted securities units became indexed to our Series G’ Stock upon conversion of the 2016 convertible promissory notes. Upon the consummation of our IPO in February 2018, the restricted securities units became indexed to our common stock.
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
Employee Stock Purchase Plan
Our board of directors adopted and our stockholders have approved our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective and enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. During 2018, 2019 and 2020, a total of 177,238, 154,601 and 59,173 shares of common stock were purchased by employees under the 2018 ESPP, respectively.

As of December 31, 2020, 474,120 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 278,608 shares on January 1, 2021. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP.
9.    INCOME TAXES
Domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
Domestic	$(48,897)	$(13,464)	$(42,613)
Foreign	(4,145)	(3,680)	(12,809)
Loss before income taxes	$(53,042)	$(17,144)	$(55,422)
The significant components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2018	2019	2020
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign (1)	—	—	—
Total current	—	—	—
Deferred:
Federal	6,896	1,326	23,062
State	1,264	622	3,744
Foreign	916	222	1,713
Change in uncertain tax positions	(105)	598	(117)
Change in valuation allowance	(8,971)	(2,768)	(28,402)
Total deferred	—	—	—
Income tax benefit	$—	$—	$—
(1)The current income tax (expense) during 2019 and 2020 excludes Indian income tax expense of less than $0.1 million and $0.3 million, respectively.

The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate:

	Year Ended December 31,
	2018	2019	2020
Tax benefit at federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	1.91%	—%	—%
Change in federal and state statutory rate	0.03%	0.34%	0.35%
Foreign rate differential	(0.06)%	(0.20)%	(0.62)%
Other adjustments	(5.97)%	(5.18)%	7.36%
Valuation allowance	(16.91)%	(16.18)%	(28.57)%
Income tax benefit	—%	(0.22)%	(0.48)%
The significant components of deferred income taxes are as follows (in thousands):

	December 31,
	2019	2020
Net operating loss carry-forwards	$64,348	$92,387
Allowance for credit losses	28	94
Depreciation and amortization	(1,321)	(13,601)
Stock-based compensation	2,727	3,769
Deferred costs	2,275	1,462
IRC Section 163(j) interest expense limitation	436	89
Other tax credit carry-forward	1,419	1,771
Other temporary differences	319	20
Valuation allowance	(70,231)	(85,991)
Net long-term deferred tax asset	$—	$—
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. The corporate income tax provisions of the CARES Act include allowing the carryback of NOLs generated in recent tax years, temporary removal of the 80% NOL usage limitation put in place under the Tax Cuts and Jobs Act ("TCJA"), temporary favorable adjustments to the business interest expense limitation calculated under Sec. 163(j), and the acceleration of refundable AMT credits.
We believe that the corporate income tax provisions of the CARES Act will not have a materially beneficial impact on the Company. Due to the Company’s history of losses, there is no potential for the carryback of NOLs. The temporary removal of the 80% income limitation on NOL usage has no impact as the Company generated a taxable loss for 2020 and has substantial NOLs generated in years prior to the enactment of the TCJA not subject to this 80% limitation. The changes to Sec. 163(j) are not expected to have a beneficial impact as the Company’s interest expense is limited under Sec. 163(j) due to taxable losses rather than the 30% ATI limit enacted under the TCJA. The Company did take advantage of payroll tax deferrals under the CARES Act and as a result has established a $0.8 million deferred tax asset for nondeductible payroll tax accruals that are being deferred to the December 31, 2021 and December 31, 2022 payment dates.
We have generated historical net losses and recorded a full valuation allowance against our net deferred tax assets. We expect to maintain a full valuation allowance in the near term. Realization of any of our net deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

The following table presents changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2018	2019	2020
Beginning balance	$(58,649)	$(67,463)	$(70,231)
Allowance for domestic and foreign net operating loss carry-forwards	(9,863)	(3,598)	(26,277)
Rate change on domestic net operating loss carry-forwards	(17)	(32)	(82)
Change in foreign currency	157	—	—
Convertible debt additional paid-in capital tax adjustment - valuation allowance impact	—	—	12,642
Other changes	909	862	(2,043)
Ending balance	$(67,463)	$(70,231)	$(85,991)
As of December 31, 2019 and 2020 we have $266.8 million and $371.2 million, respectively, of gross U.S. federal net operating loss carry forwards that will begin to expire in the 2028 tax year. Additionally, we have $98.4 million and $155.8 million of gross state net operating loss carry-forwards as of December 31, 2019 and 2020, respectively that will expire between the 2021 and 2040 tax years for states that do not have indefinite carry-forward periods for net operating losses generated in recent years.
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
Our results during 2018, 2019 and 2020 reflect state tax credits related to hiring and research activities that are utilized through the reduction of state payroll tax withholdings totaling $0.7 million, $1.3 million and $1.4 million, respectively.
As of December 31, 2019 and 2020, Cardlytics UK had gross net operating losses of $12.1 million and $25.7 million, respectively. Foreign net operating loss carry-forwards expire according to the rules of each country. In the U.K., there is an indefinite carry-forward period. As of December 31, 2020, Cardlytics UK held cash and cash equivalents of $3.9 million. While our investment in Cardlytics UK is not considered to be permanently invested, we do not plan to repatriate these funds. Further, although the tax basis of our investment in Cardlytics UK exceeds its book basis, we have not recorded a deferred tax asset since we do not believe that a reversal of this temporary difference will occur in the foreseeable future.
The following table summarizes the activity related to our gross unrecognized tax benefits that would affect our effective tax rate, if recognized (in thousands):

	Year Ended December 31,
	2018	2019	2020
Beginning balance	$678	$783	$185
Increase related to current year tax position	105	(598)	117
Ending balance	$783	$185	$302
All such positions, if recognized, would impact our effective tax rate. We do not currently anticipate any of our positions to change significantly in the next 12 months. Our tax filings from inception remain subject to income tax examinations.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK
Upon the consummation of our IPO in 2018, all of the outstanding shares of redeemable convertible preferred stock were automatically converted into shares of common stock. Refer to Note 1—Nature of Operations for additional information regarding our IPO.
A summary of the change in carrying amount of the outstanding redeemable convertible preferred stock is as follows (in thousands):

	Series G’ Stock		Series G Stock
	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,296	$44,672	346	$5,110
Accretion of redeemable convertible preferred stock	—	—	—	108
Conversion of preferred stock to common stock	(1,296)	(44,672)	(346)	(5,218)
Balance — December 31, 2018	—	$—	—	$—

	Series F-R Stock		Series E-R Stock		Series D-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,199	58,449	795	$29,972	1,396	$32,728
Accretion of redeemable convertible preferred stock	—	38	—	1	—	7
Conversion of preferred stock to common stock	(1,199)	(58,487)	(795)	(29,973)	(1,396)	(32,735)
Balance — December 31, 2018	—	$—	—	$—	—	$—

	Series C-R Stock		Series B-R Stock		Series A-R Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance — December 31, 2017	1,508	$18,366	2,247	$5,288	1,857	$1,852
Accretion of redeemable convertible preferred stock	—	3	—	—	—	—
Conversion of preferred stock to common stock	(1,508)	(18,369)	(2,247)	(5,288)	(1,857)	(1,852)
Balance — December 31, 2018	—	$—	—	$—	—	$—

Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing in May 2017, we issued warrants to purchase an aggregate number of shares of common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants vest and become exercisable and the denominator of which is such volume weighted average closing price, which warrants vested and became exercisable on August 8, 2018, which was 180 days following the date of our IPO, at an exercise price of $0.0004 per share. In August 2018, we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were immediately exercised. Refer to Note 12—Fair Value Measurements for additional information regarding the valuation of the warrants issued in connection with the Series G Stock financing.
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

To the extent that we had insufficient funds to redeem all outstanding shares of redeemable convertible preferred stock, we were required to first redeem shares of Series G Stock and Series G’ Stock, then shares of Series F-R Stock, then shares of Series E-R Stock, then shares of Series D-R Stock, then shares of Series C-R Stock and then shares of Series B-R Stock and Series A-R Stock pari passu, in each case on a pro rata basis among the holders thereof.
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
Dividends
No dividends have been declared or paid as of December 31, 2020.
Conversion
The holders of our redeemable convertible preferred stock also had the right, at any time, to convert any or all of their shares into such number of shares of common stock as is determined by dividing $1.00 in the case of Series A-R Stock, $2.3567 in the case of the Series B-R Stock, $12.2686 in the case of Series C-R Stock, $23.64 in the case of Series D-R Stock, $37.7344 in the case of Series E-R Stock, $50.0568 in the case of Series F-R Stock, and $34.4758 in the case of Series G Stock and Series G’ Stock by the applicable conversion price. The initial conversion price was $1.00 in the case of Series A-R Stock, $2.3567 in the case of the Series B-R Stock, $2.3567 in the case of Series C-R Stock, $23.64 in the case of Series D-R Stock, $37.7344 in the case of Series E-R Stock, $50.0568 in the case of Series F-R Stock and $34.4758 in the case of Series G Stock and Series G’ Stock. If, at any time following the initial issuance of shares of Series G Stock, we had issued any additional shares of capital stock without consideration or for a consideration per share less than the then-effective conversion price for our redeemable convertible preferred stock, the conversion price for all series of outstanding redeemable convertible preferred stock would have been subject to adjustment.

11.    COMMON STOCK WARRANTS
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
A summary of common stock warrant activity, exclusive of the common stock warrants issued in connection with our Series G financing is as follows (in thousands, except per share amounts):

	Shares	Weighted-average exercise price per share
Warrants Outstanding - December 31, 2017	600	$8.11
Granted	644	23.64
Exercised	(349)	4.69
Redeemable convertible preferred stock warrants converted to common stock warrants	110	12.16
Forfeited/canceled	(138)	5.85
Warrants Outstanding - December 31, 2018	867	21.89
Exercised	(821)	21.89
Forfeited/canceled	(34)	21.29
Warrants Outstanding - December 31, 2019	12	23.64
Exercised	(9)	23.64
Forfeited/canceled	(3)	23.64
Warrants Outstanding - December 31, 2020	—	$—
The performance-based warrants to purchase 644,365 shares of our common stock vested upon the consummation of our IPO in February 2018 as discussed in Note 13—Related Parties. The conversion date fair value of the Series A Stock warrants and Series B Stock warrants, which were converted to common stock warrants upon our IPO, was reclassified from redeemable convertible preferred stock warrant liability to additional paid-in capital. See Note 12—Fair Value Measurements for more information.
12.     FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table summarizes our liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Preferred stock warrant liabilities(1)	$—	$—	$2,285	$2,285
Common stock warrant liabilities(1)	—	—	7,945	7,945
Total liabilities	$—	$—	$10,230	$10,230
(1)Warrant liabilities were zero as of December 31, 2018, 2019 and 2020.

Instruments Recorded at Fair Value Using Level 3 Inputs
Our redeemable convertible preferred stock warrants and common stock warrants issued in connection with the Series G Stock financing are measured and recorded at fair value on a recurring basis using Level 3 inputs. The carrying amount of the liability component of the Convertible Senior Notes was determined by estimating the fair value of a similar liability without the conversion option using Level 3 inputs. See Note 7—Debt and Financing Arrangements for additional information about the Convertible Senior Notes. The table below provides a roll forward of the changes in fair value of our preferred stock warrant and common stock warrant financial instruments (in thousands):

	Preferred Stock Warrant Liabilities	Common Stock Warrant Liabilities
Balance at December 31, 2017	$2,285	$7,945
Conversion of redeemable convertible preferred stock warrants to common stock warrants	(1,736)	—
Issuance of common stock warrants	(549)	7,309
Changes in fair value	—	(15,254)
Balance at December 31, 2018	$—	$—
Prior to our IPO, in valuing our instruments recorded at fair value using Level 3 inputs, our board of directors determined the equity value of our business generally using a combination of the income approach and the market approach valuation methods.
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
Once an equity value was determined, we utilized probability-weighted expected return method (“PWERM”) to allocate the overall value of equity to the various share classes. The PWERM relies on a forward-looking analysis to predict the possible future value of a company. Under this method, discrete future outcomes, including an IPO and non-IPO scenarios, are weighted based on the estimated the probability of each scenario. The PWERM is used when discrete future outcomes can be predicted with reasonable certainty based on a probability distribution. We relied on the PWERM to allocate the value of equity under a liquidity scenario. The projected equity value relied upon in the PWERM scenario was based on (i) guideline IPO transactions involving companies that were considered broadly comparable to us and (ii) our expectation of the pre-money valuation that we needed to achieve to consider an IPO as a viable exit strategy.

Preferred Stock Warrants
Upon the consummation of our IPO, all of the outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically converted into warrants to purchase shares of common stock. Refer to Note 10—Redeemable Convertible Preferred Stock for additional information regarding our IPO.
A summary of our preferred stock warrants is as follows (in thousands, except per share amounts):

Preferred Series	Grant date	Expiration date	Exercise price	December 31, 2017
Series B-R	2/26/2010	2/25/2020	$2.36	59
Series D-R	9/21/2012	9/20/2022	$23.64	38
Series D-R	9/21/2012	9/20/2022	$23.64	13
Total preferred stock warrants				110
The fair value of the warrants to purchase Series B-R Stock and Series D-R Stock decreased from $26.80 per share and $13.63 per share on December 31, 2017 to $20.18 per share and $10.57 per share on February 8, 2018, respectively, the date at which they converted to warrants to purchase shares of our common stock and were reclassified to additional paid-in capital on our consolidated balance sheet. The decrease in the fair value of the warrants to purchase Series B-R Stock and Series D-R Stock primarily resulted from the timing of future potential liquidity events, changes to our forecasted financial results and changes in the valuation of comparable companies. Warrant liabilities related to redeemable convertible preferred stock were zero as of December 31, 2018, 2019 and 2020.
Common Stock Warrants
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing in 2017, we issued warrants to purchase an aggregate number of shares of common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants vest and become exercisable and the denominator of which is such volume weighted average closing price, which warrants vested and became exercisable on August 8, 2018, which was 180 days following the date of our IPO, at an exercise price of $0.0004 per share.
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
Subsequent to our IPO, the fair value of the common stock warrant liability was estimated based on the fair market value of our common stock at each reporting period, discounted from the date of settlement. In August 2018, we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were subsequently exercised, resulting in the issuance of 792,434 shares of our common stock. As a result of change in fair value of the common stock warrant liability, we recognized a non-cash loss of $7.3 million in 2018.
Performance-based Warrants Issued to FIS
In May 2013, we granted 10-year performance-based warrants to purchase up to 644,365 shares of Series E Stock at an exercise price of $23.64 per share. Since FIS did not participate in the convertible promissory note financing in 2016, their warrants to purchase preferred stock were converted to warrants to purchase common stock. The warrants vested upon the completion of our IPO in February 2018 resulting in a non-cash expense of $2.5 million. We determined the fair value of these common warrants on the date of IPO using the Black-Scholes option pricing model, which is affected by the fair value of our common stock as well as the following significant inputs:

February 8, 2018
Weighted-average grant date fair value	$3.91
Significant inputs:
Value of common stock	$13.00
Expected term	5.3 years
Volatility	50%
Risk-free interest rate	2.0%
Dividend yield	—%
13.     RELATED PARTIES
Common Stock Warrants Issued in Connection with the Series G Stock Financing
In connection with the Series G Stock financing in 2017, we issued warrants to purchase an aggregate number of shares of common stock equal to the product obtained by multiplying 346,334 by a fraction, the numerator of which is the difference between $68.9516 and the volume weighted average closing price of our common stock over the 30 trading days (or such lesser number of days as our common stock has been traded on the Nasdaq Global Market) prior to the date on which such warrants vest and become exercisable and the denominator of which is such volume weighted average closing price, which warrants vested and became exercisable on August 8, 2018, which was 180 days following the date of our IPO, at an exercise price of $0.0004 per share. In August 2018, we issued warrants to purchase 792,434 shares of common stock at an exercise price of $0.0004 per share to the cash investors of our Series G financing, pursuant to our Series G stock purchase agreement. The warrants had a valuation of $15.3 million upon issuance and were subsequently exercised, resulting in the issuance of 792,434 shares of our common stock. The following table summarizes the participation in the common stock warrants issued in connection with the Series G Stock financing by our directors, executive officers and holders of more than 5% of any class of our capital stock as of the date of such transactions (in thousands):

Related Party	Warrants to Purchase Common Stock
Entities affiliated with Polaris Venture Partners(1)	66
Canaan VIII L.P.(2)	123
Entities affiliated with Mark A. Johnson(3)	80
John Klinck	13
David Adams	7
(1)Consists of 64,038 warrants to purchase common stock issued to Polaris Venture Partners V, L.P. ("PVP V"), 1,247 warrants to purchase common stock issued to Polaris Venture Partners Entrepreneurs’ Fund V, L.P. (“PVP EF V”), 438 warrants to purchase common stock issued to Polaris Venture Partners Founders’ Fund V, L.P. (“PVP FF V”), and 641 warrants to purchase common stock issued to Polaris Venture Partners Special Founders’ Fund V, L.P. (“PVP SFF V”). Polaris Venture Management Co. V, L.L.C. is a general partner of each of PVP V, PVP EF V, PVP FF V and PVP SFF V and may be deemed to have the sole voting and dispositive power over the shares held by PVP V, PVP EF V, PVP FF V and PVP SFF V. Bryce Youngren, an active member of our board of directors at the time of transaction, is a Managing Partner of Polaris Partners and may be deemed to share voting and dispositive power over the shares held by PVP V, PVP EF V, PVP FF V and PVP SFF V.
(2)John V. Balen, a member of our board of directors, is a managing member of Canaan Partners VIII LLC, the general partner of Canaan VIII L.P. Mr. Balen does not have voting or investment power over any shares held directly by Canaan VIII L.P.
(3)Consists of 66,365 warrants to purchase common stock issued to TTV Ivy Holdings, LLC, and 13,273 warrants to purchase common stock issued to Mr. Johnson. TTV Capital is a provider of management services to TTP GP II, LLC, which is a general partner of TTP Fund II, L.P. TTV Capital is the manager of TTV Ivy Holdings Manager, LLC, which is the general partner of TTV Ivy Holdings, LLC. Mark A. Johnson, a member of our board of directors, is a member of each of TTP GP II, LLC and TTV Ivy Holdings Managers, LLC and holds the title of partner of TTV Capital, and may be deemed to share voting and dispositive power over the shares held by TTP Fund II L.P. and TTV Ivy Holdings, LLC.

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
In May 2013, FIS purchased 397,515 shares of our Series E Stock. We also granted 10-year performance-based warrants to purchase up to 644,365 shares of Series E Stock at an exercise price of $23.64 per share. The warrants were exercisable subject to the attainment of certain milestones related to the number of active accounts for which our solutions have been enabled with accelerated vesting upon an IPO. Since FIS did not participate in the convertible promissory note financing in 2016, their warrants to purchase preferred stock were converted to warrants to purchase common stock. The warrants vested upon the completion of our IPO in February 2018, resulting in a non-cash expense of $2.5 million based on the vesting-date fair value of our common stock underlying these warrants. Since the performance conditions were directly related to revenue-producing activities, we recognized this expense in FI Share and other third-party costs on our consolidated statement of operations. This expense is presented in other non-cash expenses on our consolidated statement of cash flows. Refer to Note 12—Fair Value Measurements for additional information regarding the valuation of the performance-based warrants issued to FIS.
In September 2019, FIS exercised all of their warrants to purchase common stock, resulting in cash proceeds of $15.2 million and the issuance of 644,365 shares of our common stock.

14.     COMMITMENTS AND CONTINGENCIES
FI Implementation Costs
Agreements with certain FI partners require us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to FI partners are included in deferred FI implementation costs on our consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization and impairment is included in FI Share and other third-party costs on our consolidated statements of operations and is presented in amortization and impairment of deferred FI implementation costs on our consolidated statement of cash flows. Certain of these agreements provide for future reductions in FI Share due to the FI partner. These reductions in FI Share are recorded as a reduction to deferred implementation costs and also result in a cumulative adjustment to accumulated amortization. During 2018, development payments to a certain FI partner totaled $9.3 million which was partially offset by recoveries through FI Share payment reductions of $4.6 million in 2019.
During 2020, one of our FI partners notified us of plans to end the use of certain platform features prior to the end of our contractual arrangement with the FI partner. As a result, we recognized a write off of deferred FI implementation costs totaling $0.7 million in FI Share and other third-party costs on our consolidated statements of operations.
The following table presents changes in deferred FI implementation costs (in thousands):

	December 31,
	2018	2019	2020
Beginning balance	$13,625	$15,877	$8,383
Deferred costs	9,250	—	—
Recoveries through FI Share	(5,380)	(4,625)	—
Amortization	(1,618)	(2,869)	(3,915)
Impairment	—	—	(683)
Ending balance	$15,877	$8,383	$3,785
Payments to FI partners for enhancements not yet placed in service totaled $1.0 million as of December 31, 2020. Future amortization, based on the amounts earned as of December 31, 2020, is $2.8 million in 2021.
We have a minimum FI Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones, which were not met as of December 31, 2020. Any expected shortfall penalty will be accrued during the 12-month period following the completion of the milestones.
Other Commitments
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 5—Leases for further details. In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025. Refer to Note 7—Debt and Financing Arrangements for further details.

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

15.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for 2018, 2019 and 2020 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	December 31,
	2018	2019	2020
Common stock options	1,774	1,000	513
Common stock warrants	867	12	—
Convertible Senior Notes	—	—	2,701
Restricted stock units	381	1,741	2,434
Common stock issuable pursuant to the ESPP	36	7	4
16.     SEGMENTS
As of December 31, 2020, we have three operating segments: the Cardlytics platform in the U.S. and U.K. and Other Platform Solutions, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker, uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary native bank advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Prior to the year ended December 31, 2020, we referred to the Cardlytics platform as Cardlytics Direct.
Our Other Platform Solutions enabled marketers and marketing service providers to leverage the power of purchase intelligence outside the bank channel. We have shifted the substantial majority of our efforts and resources to support the growth of Cardlytics platform. As a result, we no longer generate revenue from Other Platform Solutions and do not expect to generate revenue from Other Platform Solutions for the foreseeable future.
Revenue can be directly attributable to each segment. With the exception of a non-cash equity expense and deferred FI implementation costs, FI Share is also directly attributable to each segment. Our chief operating decision maker allocates resources to, and evaluate the performance of, our operating segments based on revenue and adjusted contribution. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies.

The following table provides information regarding our reportable segments (in thousands):

	Year Ended December 31,
	2018	2019	2020
Cardlytics platform:
Adjusted contribution(2)	$69,364	$95,219	$82,182
Plus: FI Share and other third-party costs (1)(2)	79,959	115,211	104,710
Revenue	$149,323	$210,430	$186,892
Other Platform Solutions:
Adjusted contribution(2)	$86	$—	$—
Plus: FI Share and other third-party costs (1)(2)	1,275	—	—
Revenue	$1,361	$—	$—
Total:
Adjusted contribution(2)	$69,450	$95,219	$82,182
Plus: FI Share and other third-party costs (1)(2)	81,234	115,211	104,710
Revenue	$150,684	$210,430	$186,892
(1)Adjusted FI Share and other third-party costs presented above represents GAAP FI Share and other third-party data costs less a non-cash equity expense included in FI Share and deferred FI implementation costs, which are detailed below in our reconciliation of GAAP loss before income taxes to adjusted contribution.
(2)Adjusted contribution and FI Share and other third-party costs include the impact of a $0.8 million gain during 2018 related to the renewal of our agreement with an FI partner, which contains certain amendments that are retroactively applied as of January 1, 2018.
Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our FI partners. Adjusted contribution demonstrates how incremental marketing spend on our platform generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our FI Share and other third-party costs exclusive of a non-cash equity expense and deferred FI implementation costs, which are non-cash costs. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Year Ended December 31,
	2018	2019	2020
Adjusted contribution(1)(2)(3)	$69,450	$95,219	$82,182
Minus:
Non-cash equity expense included in FI Share(1)	2,519	—	—
Deferred FI implementation costs(3)	1,618	2,869	4,598
Delivery costs	10,632	12,893	14,310
Sales and marketing expense	41,878	43,828	45,307
Research and development expense	16,210	11,699	17,532
General and administration expense	34,228	36,720	46,532
Depreciation and amortization expense	3,282	4,535	7,826
Total non-operating expense (income)	12,125	(181)	1,499
Loss before income taxes	$(53,042)	$(17,144)	$(55,422)
(1)Non-cash equity expense included in FI Share and deferred FI implementation costs are excluded from FI Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to non-GAAP adjusted contribution.
(2)Adjusted contribution includes the impact of a $0.8 million gain during 2018 related to the renewal of our agreement with an FI partner, which contains certain amendments that are retroactively applied as of January 1, 2018.
(3)Deferred FI implementation costs for 2020 includes the impact of a $0.7 million write off related to certain platform features.
The following tables provide geographical information (in thousands):

	Year Ended December 31,
	2018	2019	2020
Revenue:
United States	$131,563	$186,864	$172,808
United Kingdom	19,121	23,566	14,084
Total	$150,684	$210,430	$186,892

	December 31,
	2019	2020
Property and equipment:
United States	$12,052	$9,549
United Kingdom	2,010	4,162
India	228	154
Total	$14,290	$13,865
Capital expenditures within the United Kingdom were $0.1 million, $2.0 million and $2.8 million during 2018, 2019 and 2020, respectively.

Concentrations of Risk
Cash and Cash Equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A majority of our cash and cash equivalents are held in fully FDIC–insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held in treasury obligation funds and money market accounts with three financial institutions, which we believe are of high credit quality.
Marketers
Our accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During 2018, 2019 and 2020, our top five marketers accounted for 23%, 27% and 35% of our revenue. No marketer represented a significant concentration of our accounts receivable as of December 31, 2018. As of December 31, 2019 and December 31, 2020 our top five marketers accounted for 26% and 31% of our accounts receivable, respectively, with one marketer representing over 10% as of December 31, 2019 and December 31, 2020, respectively.
FI Partners
Our business is substantially dependent on a limited number of FI partners. We require participation from our FI partners in the Cardlytics platform and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. Our agreements with a substantial majority of our FI partners have terms of three to seven years but are generally terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers.
During 2018, Bank of America, National Association (“Bank of America”) accounted for over 60% of the total FI Share we paid to all FIs. No other FI partner accounted for over 10% of FI Share during this period. For each year during 2019 and 2020, Bank of America and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total FI Share we paid to all FIs, with each representing over 25%. No other FI partner accounted for over 10% of FI Share during these periods.
17.     SUBSEQUENT EVENTS
Acquisition of Dosh
On February 26, 2021, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with DOSH Holdings, Inc., a Delaware corporation (“Dosh”), BSPEARS MERGER SUB I, INC., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub 1”), BSPEARS MERGER SUB II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub 2”), and certain other parties named therein. The Merger Agreement provides for Merger Sub 1 to merge with and into Dosh ( “Merger 1”), with Dosh surviving Merger 1 as a wholly owned subsidiary of the Company, immediately followed by the merger of Dosh with and into Merger Sub 2, with Merger Sub 2 surviving Merger 2 as a wholly owned subsidiary of the Company, subject to the terms and conditions set forth in the Merger Agreement.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the closing, the Company is required to pay the former equityholders of Dosh (other than former holders of unvested options to purchase Dosh’s common stock) (collectively, the “Dosh Equityholders”) consideration of $275.0 million, consisting of, and subject to adjustment with respect to, the following: (A) an amount in cash equal to $150.0 million, subject to adjustments and subject to escrows; and (B) $125.0 million million of shares of the Company’s common stock at an agreed-upon price of $136.33 per share. In addition, the Company will assume the unvested options held by the holders of unvested options to purchase Dosh’s common stock and issue up to $8.0 million in the Company’s performance stock units to certain key Dosh executives.
The Merger Agreement contains customary representations, warranties, covenants and indemnities of each of the Company and Dosh. During the period from the date of the Merger Agreement to the closing, the Company and Dosh have agreed to carry on their respective businesses in the ordinary course and consistent with past practices and have agreed to certain other operating covenants.
The closing of the Mergers is subject to the satisfaction or waiver of a number of customary closing conditions in the Merger Agreement, including, among others, the absence of certain governmental restraints and the absence of a material adverse effect on Dosh.

The Merger Agreement may be terminated prior to the closing date by mutual written agreement of the Company and Dosh. In addition, the Merger Agreement may be terminated by either the Company or Dosh in certain circumstances, including if the Acquisition has not been closed on or before May 31, 2021, or if the other party has materially breached any representation, warranty, covenant, obligation or agreement such that certain of the conditions to closing cannot be satisfied.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued at attestation report on the effectiveness of our internal control over financial reporting, which appears in this Annual Report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cardlytics, Inc.
Opinion on the Financial Statements
We have audited the internal control over financial reporting of Cardlytics, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of
Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2021
ITEM 9B. OTHER INFORMATION.
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the fiscal year ended December 31, 2020.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.
PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report:
(i)Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(ii)All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(iii)Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.
(b)Exhibits:

		Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-222531	4.1	1/29/2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 4, 2017	S-1	333-222531	4.2	1/12/2018
4.3	Description of Cardlytics, Inc. Common Stock	10-K	001-38386	4.3	3/3/2020
4.4	Indenture, dated as of September 22, 3030, by and between the Registrant ant U.S. Bank National Association, as Trustee.	8-K	001-38386	4.1	9/22/2020
4.5	Form of Global Note, representing the Registrant’s 1.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38386	4.2	9/22/2020
10.1	Office Lease Agreement, dated as of August 5, 2013, by and between the Registrant and Jamestown Ponce City Market, L.P., as amended to date	S-1	333-222531	10.12	1/12/2018
10.2†	2008 Stock Plan and Forms of Option Agreement, Notice of Stock Option Grant, Exercise Notice, Restricted Stock Unit Notice and Restricted Stock Unit Agreement thereunder, as amended to date	S-1/A	333-222531	10.1	1/29/2018
10.3†	2018 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	S-1/A	333-222531	10.2	1/29/2018
10.4†	2018 Employee Stock Purchase Plan	S-1/A	333-222531	10.3	1/29/2018
10.5†	2017 Bonus Plan of the Registrant	S-1	333-222531	10.6	1/12/2018
10.6†	2018 Bonus Plan of the Registrant	S-1/A	333-222531	10.7	1/29/2018
10.7†	Form of restricted securities unit award of the Registrant	S-1	333-222531	10.8	1/12/2018
10.8†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-222531	10.9	1/12/2018
10.9†	Offer Letter Agreement, dated as of June 11, 2014, by and between the Registrant and David T. Evans	S-1	333-222531	10.1	1/12/2018
10.10†	Form of Amended and Restated Separation Pay Agreement by and between the Registrant and each of Scott D. Grimes, Lynne M. Laube, David T. Evans and Kirk L. Somers	S-1/A	333-222531	10.11	1/29/2018

10.12#	General Services Agreement, dated as of November 5, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.15	1/12/2018
10.13#	Software License, Customization and Maintenance Agreement, dated as of November 4, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.16	1/12/2018
10.14#	Master Agreement and Schedule #1 to the Master Agreement, dated May 3, 2018 and May 7, 2018, respectively, by and between the Company and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/14/2018
10.15	Loan and Security Agreement, dated as of May 21, 2018, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/14/2018
10.16	2019 Bonus Plan of the Registrant	10-Q	001-38386	10.1	5/9/2019
10.17	First Amendment to Loan and Security Agreement, dated March 27, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	5/9/2019
10.18	Non-Employee Director Compensation Plan	10-Q	001-38386	10.1	8/8/2019
10.19	Second Amendment to Loan and Security Agreement, dated May 14, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/8/2019
10.20	Third Amendment to Loan and Security Agreement, dated September 24, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	11/12/2019
10.21	2019 Amendment to General Services Agreement, dated December 20, 2019, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.21	3/3/2020
10.22	2018 Amendment to Schedule #1 to the Master Agreement, dated October 23, 2018, by and between the Registrant and JPMorgan Chase Bank, N.A.	10-K	001-38386	10.22	3/3/2020
10.23	Fourth Amendment to Loan and Security Agreement, dated February 27, 2020, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/11/2020
10.24	Second Amendment to Schedule #1, dated June 4, 2020, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/4/2020
10.25	Fifth Amendment to Loan and Security Agreement, dated September 17, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	11/2/2020
10.26	Separation and Release Agreement between David T. Evans and Cardlytics, Inc.	10-Q	001-38386	10.2	11/2/2020
10.27*^	2020 Amendment to General Services Agreement, dated December 2, 2020, by and between the Registrant and Bank of America, N.A.
10.28*	Sixth Amendment to Loan and Security Agreement, dated December 30, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender
10.29	Form of Confirmation for Capped Call Transactions	8-K	001-38386	10.1	9/22/2020

21.1	Subsidiaries of the Registrant	10-Q	001-38386	21.1	8/14/2018
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch	XBRL Taxonomy Schema Linkbase Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
104.0	Cover page formatted as Inline XBRL and contained in Exhibit 101
* Filed herewith
** Furnished herewith
^ Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S–K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.
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

Cardlytics, Inc.

Date: March 1, 2021	By:	/s/ Lynne M. Laube
Lynne M. Laube
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lynne M. Laube	Chief Executive Officer and Director	March 1, 2021
Lynne M. Laube	(Principal Executive Officer)

/s/ Andrew Christiansen	Chief Financial Officer	March 1, 2021
Andrew Christiansen	(Principal Financial and Accounting Officer)

/s/ Scott D. Grimes	Executive Chairman	March 1, 2021
Scott D. Grimes

/s/ David L. Adams	Director	March 1, 2021
David L. Adams

/s/ John V. Balen	Lead Independent Director	March 1, 2021
John V. Balen

/s/ Jessica Jensen	Director	March 1, 2021
Jessica Jensen

/s/ Mark A. Johnson	Director	March 1, 2021
Mark A. Johnson

/s/ John Klinck	Director	March 1, 2021
John Klinck

/s/ Aimée Lapic	Director	March 1, 2021
Aimée Lapic

/s/ Tony Weisman	Director	March 1, 2021
Tony Weisman