Form 10-Q
period 2021-03-31
Cardlytics, Inc.
filed 2021-05-04
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were 32,876,077 shares outstanding of the registrant’s common stock, par value $0.0001.

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
•Our quarterly operating results have fluctuated and may continue to vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline
•We may not be able to sustain our revenue and billings growth rate in the future.
•We are dependent upon the Cardlytics platform.
•We are substantially dependent on Chase, Bank of America and a limited number of other FI partners.
•The market in which we participate is competitive and we may not be able to compete successfully with our current or future competitors.
•If our proposed acquisition of Bridg is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock.
•If we are unable to successfully integrate Dosh’s and Bridg’s business and employees, it could have an adverse effect on our future results and the market price of our common stock.
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
•Anti-takeover provisions in our charter documents and under Delaware law could make acquiring us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share, per share and par value amounts)

	December 31, 2020	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$293,239	$613,548
Restricted cash	110	111
Accounts receivable, net	81,249	75,334
Other receivables	5,306	5,911
Prepaid expenses and other assets	5,687	7,669
Total current assets	385,591	702,573
Long-term assets:
Property and equipment, net	13,865	14,118
Right-of-use assets under operating leases, net	10,764	10,810
Intangible assets, net	447	78,981
Goodwill	—	203,181
Capitalized software development costs, net	6,299	7,788
Deferred implementation costs, net	3,785	2,903
Other long-term assets, net	1,786	2,681
Total assets	$422,537	$1,023,035
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,363	$3,249
Accrued liabilities:
Accrued compensation	7,582	8,334
Accrued expenses	5,502	8,714
Partner Share liability	37,457	30,708
Consumer Incentive liability	24,290	35,318
Deferred revenue	349	259
Current operating lease liabilities	4,718	5,448
Current finance lease liabilities	13	7
Total current liabilities	81,274	92,037
Long-term liabilities:
Convertible senior notes, net	174,011	176,540
Long-term operating lease liabilities	9,381	8,887
Other long-term liabilities	679	679
Total liabilities	265,345	278,143
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 27,861 and 31,770 shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively.	8	8
Additional paid-in capital	551,429	1,164,320
Accumulated other comprehensive income	(192)	(488)
Accumulated deficit	(394,053)	(418,948)
Total stockholders’ equity	157,192	744,892
Total liabilities and stockholders’ equity	$422,537	$1,023,035
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2021
Revenue	$45,509	$53,230
Costs and expenses:
Partner Share and other third-party costs	26,138	29,771
Delivery costs	3,406	3,938
Sales and marketing expense	10,968	13,202
Research and development expense	3,851	6,218
General and administration expense	10,744	12,175
Acquisition and integration costs	—	7,030
Depreciation and amortization expense	2,331	3,065
Total costs and expenses	57,438	75,399
Operating loss	(11,929)	(22,169)
Other (expense) income:
Interest income (expense), net	284	(3,045)
Foreign currency (loss) gain	(1,886)	319
Total other expense	(1,602)	(2,726)
Loss before income taxes	(13,531)	(24,895)
Income tax benefit	—	—
Net loss	(13,531)	(24,895)
Net loss attributable to common stockholders	$(13,531)	$(24,895)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(0.85)
Weighted-average common shares outstanding, basic and diluted	26,725	29,313
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2021
Net loss	$(13,531)	$(24,895)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,297	(296)
Total comprehensive loss	$(12,234)	$(25,191)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Three Months Ended March 31, 2021:

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2020	27,861	$8	$551,429	$(192)	$(394,053)	$157,192
Exercise of common stock options	31	—	507	—	—	507
Stock-based compensation	—	—	7,394	—	—	7,394
Issuance of restricted stock	28	—	—	—	—	—
Issuance of common stock	3,850	—	484,043	—	—	484,043
Common stock purchase consideration for the acquisition of Dosh	—	—	117,354	—	—	117,354
Fair value of assumed Dosh options attributable to pre-combination service	—	—	3,593	—	—	3,593
Other comprehensive loss	—	—	—	(296)	—	(296)
Net loss	—	—	—	—	(24,895)	(24,895)
Balance – March 31, 2021	31,770	$8	$1,164,320	$(488)	$(418,948)	$744,892

Three Months Ended March 31, 2020:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2019	26,547	$8	$480,578	$1,312	$(338,631)	$143,267
Exercise of common stock options	161	—	3,145	—	—	3,145
Exercise of common stock warrants	9	—	—	—	—	—
Stock-based compensation	—	—	4,180	—	—	4,180
Settlement of restricted stock	107	—	—	—	—	—
Other comprehensive income	—	—	—	1,297	—	1,297
Net loss	—	—	—	—	(13,531)	(13,531)
Balance – March 31, 2020	26,824	$8	$487,903	$2,609	$(352,162)	$138,358

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2021
Operating activities
Net loss	$(13,531)	$(24,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	1,477	1,004
Depreciation and amortization	2,349	3,065
Amortization of financing costs charged to interest expense	24	219
Accretion of debt discount and non-cash interest expense	—	2,321
Amortization of right-of-use assets	879	1,073
Stock-based compensation expense	4,125	7,248
Other non-cash expense (income), net	1,905	(141)
Amortization of deferred implementation costs	1,008	882
Change in operating assets and liabilities:
Accounts receivable	22,149	7,867
Prepaid expenses and other assets	(509)	(1,845)
Accounts payable	252	495
Other accrued expenses	(6,988)	996
Partner Share liability	(10,908)	(6,749)
Consumer Incentive liability	(5,638)	(4,072)
Net cash used in operating activities	(3,406)	(12,532)
Investing activities
Acquisition of property and equipment	(492)	(1,377)
Acquisition of patents	(23)	(28)
Capitalized software development costs	(922)	(1,923)
Business acquisition, net of cash acquired	—	(148,634)
Net cash used in investing activities	(1,437)	(151,962)
Financing activities
Principal payments of debt	(6)	(6)
Proceeds from issuance of common stock	3,145	484,713
Debt issuance costs	—	(42)
Net cash received from financing activities	3,139	484,665
Effect of exchange rates on cash, cash equivalents and restricted cash	(588)	139
Net increase in cash, cash equivalents and restricted cash	(2,292)	320,310
Cash, cash equivalents, and restricted cash — Beginning of period	104,587	293,349
Cash, cash equivalents, and restricted cash — End of period	$102,295	$613,659

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2020	2021
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$102,174	$613,548
Restricted cash	121	111
Total cash, cash equivalents and restricted cash — End of period	$102,295	$613,659

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$16	$1,120
Cash paid for income taxes	$—	$—
Amounts accrued for issuance costs of equity	$—	$190
Common stock purchase consideration for the acquisition of Dosh	$—	$117,354
Amounts accrued for property and equipment and capitalized software development costs	$13	$102

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We operate an advertising platform within our partners' digital channels, which include online, mobile, email, mobile applications, and various real-time notifications. Our partners predominantly include financial institution ("FI") partners which provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct-to-consumer and grocery. Using our purchase intelligence we present customers with offers to save money at a time when they are thinking of their finances.
We also operate through Dosh Holdings, LLC, a wholly owned and operated subsidiary in the United States, through Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales, and through Cardlytics Services India Private Limited, a wholly owned and operated subsidiary registered as a private limited company in India.
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business, which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2020.
Acquisition of Dosh
On March 5, 2021, we completed the acquisition of Dosh Holdings, Inc., a personalized cash-back offers platform ("Dosh”). The Company acquired Dosh for purchase consideration of $276.9 million in a combination of cash and common stock. The total purchase price consisted of $150.0 million of cash, subject to $5.9 million of adjustments and escrows; and $125.0 million of shares of our common stock at an agreed-upon price of $136.33 per share, subject to $7.6 million of fair value adjustments based upon our close date, for an acquisition date fair value of $117.4 million. In addition, we assumed unvested options to purchase Dosh’s common stock and attributed $3.6 million of their fair value to the pre-combination service period. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information.
Public Offering of Common Stock
On March 5, 2021, we closed a public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share for total gross proceeds of $500.5 million. We received total net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, income taxes, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets of Dosh, income tax valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.

Internal-Use Software Development Costs
During 2019, we began capitalizing costs related to the development of new technology for building and launching marketing campaigns. In March 2020, we redesigned certain elements of this project and wrote off development costs totaling $0.8 million recognized in depreciation and amortization expense on our condensed consolidated statement of operations.
Restructuring
During the first quarter of 2020, we began a strategic shift within our organization to increase productivity and optimize performance. This plan resulted in severance and medical benefits totaling $0.5 million for the three months ended March 31, 2020. We recognize these costs when we determine the extent of our actions and can estimate the costs. These charges are reflected in sales and marketing on our condensed consolidated statement of operations for the three months ended March 31, 2020. No severance and medical benefits were paid to former employees as of March 31, 2020.
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
Revenue growth for the three months ended March 31, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the three months ended March 31, 2020 we deferred $0.7 million of revenue and recorded credit losses expense of $1.5 million associated with billings to marketers that we believe are likely to be materially and adversely affected by the slowdown in economic activity resulting from the COVID-19 pandemic. During the first quarter of 2021, we saw continued recovery of both consumer spending as well as the advertising budgets of our clients. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.
2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Significant Accounting Policies
Business Combinations
We apply the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. We allocate the purchase consideration to the net tangible and identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable.
Acquired Intangible Assets and Goodwill
Acquired intangible assets consist of identifiable intangible assets resulting from our business acquisition. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Goodwill represents the purchase consideration of an acquired business that exceeds the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment by reporting unit annually in the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the three months ended March 31, 2021.
Recently Adopted Accounting Pronouncements
There have been no changes to our accounting policies except for the significant policies noted above arising from our acquisition of Dosh. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2020, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

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
3.     BUSINESS COMBINATIONS
On March 5, 2021, we completed our acquisition of Dosh for purchase consideration of $276.9 million.

March 5, 2021
(in thousands)
Cash paid to common and preferred stockholders, warrant holders and vested option holders	$136,164
Cash paid to extinguish acquiree debt	16,574
Cash paid to settle pre-acquisition liabilities and acquiree deal-related costs	3,218
Fair value of common stock transferred	117,354
Fair value of assumed options attributable to pre-combination service	3,593
Total purchase consideration	$276,903
During the three months ended March 31, 2021 we incurred $7.0 million of costs in connection with the acquisition of Dosh and the planned acquisition of Bridg. These costs are included in acquisition and integration costs on our condensed consolidated statements of operations. Acquisition costs primarily represent diligence efforts, advisory costs, and transaction fees. Integration costs primarily represent integration employee compensation, change management and other advisors, and technology-related costs.
The acquisition was accounted for as a business combination and the total purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the remaining amount recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
The following table presents the preliminary purchase consideration allocation recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

March 5, 2021
Cash and cash equivalents	$7,323
Accounts receivable and other assets	6,146
Intangible assets	79,500
Goodwill	203,181
Accounts payable and other liabilities	(4,146)
Consumer incentive liability	(15,101)
Total purchase consideration	$276,903
The goodwill was primarily attributed to the value of future growth expected from the labor force of Dosh and of synergies created with the Company’s current and future offerings. Goodwill is not expected to be deductible for income tax purposes.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful life (in years)
Trade name	$2,500	3.0
Developed technology	37,000	6.0
Merchant relationships	21,000	5.0
Partner relationships	2,000	7.0
Card-linked subscriber user base	$17,000	5.0
The estimated fair values of merchant relationships, partner relationships, and the card-linked subscriber user base were determined using the replacement cost method and lost profits, which required us to estimate the costs to recreate an asset of equivalent utility at prices available at the time of the valuation analysis and the lost profits over the period of time to recreate the asset. Trade names were valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenues for the related brand, the appropriate royalty rate and the weighted-average cost of capital. Developed technology was valued using the excess earnings method, an income approach. Under the excess earnings method, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.
The results of Dosh have been included in the consolidated financial statements since the date of acquisition. For three months ended March 31, 2021, Dosh’s consolidated revenue and net loss included in the consolidated statement of operations from the acquisition date were $0.5 million and $2.4 million, respectively
Pro forma consolidated results of operations
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the acquisition of Dosh had completed on January 1, 2020. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortize expense for the intangible assets acquired, and to eliminate the acquisition transaction expenses recognized in the period. The pro forma financial information is for informational purposes only and is not necessarily indicative of the consolidated results of operations or the combined business had the acquisition of Dosh actually occurred on January 1, 2020, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended March 31,
	2020	2021
Revenue	$47,653	$57,019
Net loss	$(23,886)	$(29,283)

4.     GOODWILL AND ACQUIRED INTANGIBLES
The changes in the carrying amount of goodwill for the three months ended March 31, 2021 are as follows (in thousands):

Balance as of December 31, 2020	$—
Goodwill additions	203,181
Balance as of March 31, 2021	$203,181
Other intangible assets subject to amortization as of March 31, 2021 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$2,500	$(59)	$2,441	3.0
Developed technology	37,000	(475)	36,525	6.0
Merchant relationships	21,000	(285)	20,715	5.0
Partner relationships	2,000	(20)	1,980	7.0
Card-linked subscriber user base	$17,000	(150)	$16,850	5.0
Amortization expense of acquired intangibles for the three months ended March 31, 2021 was $1.0 million.
As of March 31, 2021, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2021 (remainder of year)	$11,287
2022	14,886
2023	14,886
2024	14,198
2025	14,052
Thereafter	9,202
Total expected future amortization expense	$78,511
5.     REVENUE
Our advertising channel enables marketers to reach consumers through our partners' trusted and frequently visited online and mobile platform channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our partners’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $22.3 million and $23.1 million during the three months ended March 31, 2020 and 2021, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our condensed consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share. Prior to March 31, 2021, we referred to Partner Share as FI Share.

We price our advertising campaigns predominantly in two ways: (1) Cost per Served Sale (“CPS”), and (2) Cost per Redemption (“CPR”).
•CPS. Our primary pricing model is CPS, which we created to meet the media buying preferences of marketers. We generate revenue by charging a percentage of all purchases from the marketer by consumers (1) who are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS rates for marketers based on our expectation of the marketer’s return on advertising spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer.
•CPR. Under our CPR pricing model, marketers generally specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee for each purchase that we generate. We generally generate revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign.
The following table summarizes revenue by pricing model (in thousands):

	Three Months Ended March 31,
	2020	2021
Cost per Served Sale	$30,846	$37,572
Cost per Redemption	14,068	15,307
Other	595	351
Revenue	$45,509	$53,230
6.     LEASES
We have entered into various non-cancellable operating leases for our office and data center spaces with lease periods expiring between 2021 and 2025. The operating lease agreements generally provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. We consider a termination or renewal option in the determination of the lease term when it is reasonably certain that we will exercise that option. Lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate used is a fully collateralized rate that considers our credit rating, market conditions and the term of the lease at the lease commencement date. The lease right-of-use assets also include any lease payments made and exclude lease incentives such as tenant improvement allowances. Our operating leases typically include non-lease components such as common-area maintenance costs. We have elected to include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments. Leases with a term of one year or less are not recognized on our condensed consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
During the first quarter of 2021, we recognized additional right-of-use assets and lease liabilities of $1.1 million and $1.5 million, respectively, which includes $0.2 million of new lease agreements related to data center expansion. Additionally, right-of-use assets and lease liabilities of $0.9 million and $1.3 million, respectively, were recorded upon the acquisition of Dosh and assumption of Dosh's existing lease agreements.
During the three months ended March 31, 2020 and 2021, we made cash payments of $0.9 million and $1.4 million, respectively, for operating leases which are included in cash flows used in operating activities in our condensed consolidated statement of cash flows.
The following table summarizes activity related to our leases (in thousands):

	Three Months Ended March 31,
	2020	2021
Operating lease expense	$1,027	$1,191
Variable lease expense	297	200
Short-term lease expense	112	25

The following table presents our weighted average borrowing rate and weighted average lease term:

	March 31, 2020	March 31, 2021
Weighted average borrowing rate	3.4%	3.4%
Weighted average remaining lease term (years)	4.0	3.0

The following table summarizes future maturities of lease liabilities as of March 31, 2021 (in thousands):

Amount
2021 (remainder of year)	$4,230
2022	5,263
2023	3,164
2024	1,807
Thereafter	611
Total lease payments	15,075
Imputed interest	740
Total operating lease liabilities	$14,335
7.     DEBT AND FINANCING ARRANGEMENTS
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
The Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. Cash paid for interest on the Notes totaled $1.1 million during the three months ended March 31, 2021. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. The closing trading price of our common stock was in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of March 31, 2021, thus making the Notes convertible at the option of the holders during the quarter ending June 30, 2021. The Notes may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We currently intend to settle the principal amount of the Notes with cash.

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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

March 31, 2021
Principal	$230,000
Minus: Unamortized debt discount	(48,288)
Minus: Unamortized issuance costs	(5,172)
Net carrying amount of the liability component	$176,540

The net carrying amount of the equity component of the Notes was as follows (in thousands):

March 31, 2021
Proceeds allocated to the conversion options (debt discount)	$53,096
Minus: Issuance costs	(1,680)
Net carrying amount of the equity component	$51,416

Interest expense recognized related to the Notes is as follows (in thousands):

Three Months Ended March 31, 2021
Contractual interest expense (due in cash)	$575
Amortization of debt discount	2,321
Amortization of debt issuance costs	207
Total interest expense related to the Notes	$3,103
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
2018 Loan Facility
In December 2020, we amended our loan facility with Pacific Western Bank ("2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit ("2018 Line of Credit") from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. Prior to the December 2020 amendment, the 2018 Loan Facility contained moving trailing 12-month billing covenants, which ranged from $210.0 million to $255.0 million, during the term of the facility. The former terms of the 2018 Loan Facility also required us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million. Effective with the December 2020 amendment, the former billings and liquidity covenants were removed and were replaced with a requirement to maintain a cash to funded senior debt ratio under the 2018 Line of Credit of 1.25:1.00.
We have made no borrowings or repayments on the 2018 Line of Credit during the three months ended March 31, 2021. As of March 31, 2021, we had no outstanding borrowings on our 2018 Line of Credit and had $50.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of March 31, 2021. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. We believe that we compliant with all financial covenants as of March 31, 2021.
8.     STOCK-BASED COMPENSATION
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

The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2021
Delivery costs	$175	$309
Sales and marketing expense	1,269	2,432
Research and development expense	603	1,514
General and administration expense	2,078	2,993
Total stock-based compensation expense	$4,125	$7,248
During the three months ended March 31, 2020 and 2021 we capitalized less than $0.1 million and $0.1 million of stock-based compensation expense for software development, respectively.
Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. The following table summarizes changes in common stock options:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2020	513	$23.91
Granted	—	—
Exercised	(31)	16.11		$3,734
Forfeited	—	—
Canceled	—	—
Options outstanding — March 31, 2021	482	24.42	5.51	$41,043
Exercisable — March 31, 2021	471	$24.38	5.53	$40,220
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at March 31, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $109.70 per share closing price of our common stock as reported on the Nasdaq Global Market on March 31, 2021, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the three months ended March 31, 2021 was $0.3 million. As of March 31, 2021, unamortized stock-based compensation expense related to unvested common stock options were less than $0.1 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 0.5 years.
Common Stock Options from Dosh Acquisition
In connection with the acquisition of Dosh, each unvested option to purchase shares of Dosh common stock outstanding as of the acquisition date was converted to unvested options to purchase shares of our common stock. These awards were granted under the Dosh Holdings, Inc. 2017 Stock Incentive Plan ("Dosh Plan") and were separately registered with the Securities and Exchange Commission on Form S-8 on April 9, 2021. The maximum aggregate number of shares of our common stock that may be issued upon exercise of these awards is 104,098 shares, and we do not expect to grant any additional awards under the Dosh Plan. The converted awards retain the same terms and conditions as the awards granted by Dosh prior to the acquisition. The awards have remaining vesting periods ranging from less than one year to four years.

The following table summarizes changes in common stock options:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding — December 31, 2020	—	$—
Assumed	104	3.06
Exercised	—	—		—
Forfeited	(8)	3.06
Canceled	—	—
Options outstanding — March 31, 2021	96	3.06	8.60	$10,221
Exercisable — March 31, 2021	4	$3.06	8.00	$450
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at March 31, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $109.70 per share closing price of our common stock as reported on the Nasdaq Global Market on March 31, 2021, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the three months ended March 31, 2021 was $0.2 million. As of March 31, 2021, unamortized stock-based compensation expense related to unvested common stock options was $5.6 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 2.78 years.
The acquisition date fair value of the converted options was determined using the Black-Scholes options pricing model. The fair value identified was then allocated between pre-combination service, attributed to purchase consideration net of a 20% anticipated forfeiture rate, and post-combination service, to be recognized as stock-based compensation expense over the remaining vesting term.
The Black-Scholes options pricing model is affected by the estimated fair value of our common stock as well as the following significant inputs:

March 5, 2021
Value of Common Stock	$128.06
Expected Term	7.00
Volatility	54.6%
Risk-free interest rate	1.1%
Exercise Price	$3.06
Dividend Rate	—%
Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2020	2,434	$32.49
Granted	52	123.07
Vested	(28)	21.49
Forfeited	(5)	33.76
Unvested — March 31, 2021	2,453	$34.55	2.69	$61,430
During the three months ended March 31, 2021, we granted 52,322 RSUs to employees, which have annual vesting periods of four years.

Subsequent to March 31, 2021, we granted 368,529 RSUs to employees and executives, which have vested periods vesting from six months to four years and a weighted average vesting period of 3.4 years. Unamortized stock-based compensation expense related to these RSUs totaled $45.3 million.
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
The vesting conditions of each of the four tranches must be achieved within four years of the grant date. Upon a vesting event, 50% of the related tranche vests immediately, 25% of the related tranche vests six months after the achievement date and 25% of the related tranche vests 12 months after the achievement date. Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In August and November 2019, the compensation committee of our board of directors certified that the target minimum trailing 30-day average closing price of our common stock and target minimum cumulative adjusted EBITDA target over a trailing 12-month period, respectively, were achieved resulting in the immediate vesting of 50% of the related PSU tranches. In February 2020, 25% of the 30-day average closing price of our common stock PSU tranche vested upon the six-month anniversary of the tranche's achievement date and the remaining 25% of the tranche vested in August 2020 upon the twelve-month anniversary of the tranche's achievement date. In May 2020, 25% of the adjusted EBITDA tranche vested upon the six-month anniversary of the tranche's achievement date, and the remaining 25% of the tranche will vested in November 2020 upon the twelve-month anniversary of the tranche's achievement date.
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
In April 2021, we granted 110,236 performance-based restricted stock units ("2021 PSUs") consisting of two tranches. The first tranche consists of 55,118 units that have a performance-based vesting condition based on a minimum revenue target over a trailing 12-month period. The units in this first tranche fully vest upon achievement. The second tranche consists of 55,118 units with a performance-based vesting condition based on a different minimum revenue target over a trailing 12-month period. Half of the units in the second tranche vest upon achievement and the remaining units vest six months after the achievement date, subject to continued service. Each performance-based vesting condition within the two tranches must be achieved within four years of the grant date and are subject to certification by the compensation committee of our board of directors.
Additionally, in April 2021, we granted 10,000 performance-based restricted stock units which have the same unmet vesting condition as the 2020 PSUs based on a minimum ARPU target over a trailing 12-month period as described above.
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
As of December 31, 2020, 474,120 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 278,608 shares on January 1, 2021. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. No shares were issued under the 2018 ESPP in the three months ended March 31, 2021.

9.     COMMITMENTS AND CONTINGENCIES
Implementation Costs
Agreements with certain partners have historically required us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to our partners are included in deferred implementation costs on our condensed consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in Partner Share and other third-party costs on our condensed consolidated statements of operations and is presented in deferred implementation costs on our condensed consolidated statement of cash flows. Prior to March 31, 2021, we referred to deferred implementation costs as deferred FI implementation costs.
The following table summarizes changes in deferred implementation costs (in thousands):

	Three Months Ended March 31,
	2020	2021
Beginning balance	$8,383	$3,785
Amortization	(1,008)	(882)
Ending balance	$7,375	$2,903
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the partner, which were not met as of March 31, 2021. Any expected shortfall penalty will be accrued during the 12-month period following the completion of the milestones.
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

10.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2020 and 2021 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities as of March 31, 2020 and 2021 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	March 31,
	2020	2021
Common stock options	837	578
Convertible Senior Notes	—	2,701
Unvested restricted stock units	1,730	2,453
Common stock issuable pursuant to the ESPP	34	13
11.     SEGMENTS
As of March 31, 2021, we have two operating segments: the Cardlytics platform in the U.S. and U.K., as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Dosh, our CODM began reviewing Dosh revenue, however all Dosh operating expenses are reviewed on a combined basis with the operating expenses of the Cardlytics platform in the U.S. Therefore, we do not consider Dosh to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution.
The following table provides information regarding our reportable segment (in thousands):

	Three Months Ended March 31,
	2020	2021
Adjusted contribution	$20,379	$24,341
Plus: Adjusted Partner Share and other third-party costs(1)	25,130	28,889
Revenue	$45,509	$53,230
(1)Adjusted Partner Share and other third-party costs presented above represents GAAP Partner Share and other third-party data costs less deferred implementation costs, which is detailed below in our reconciliation of GAAP loss before income taxes to adjusted contribution.
Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted contribution demonstrates how incremental marketing spend on our platform generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our Partner Share and other third-party costs exclusive of deferred implementation costs, which is a non-cash cost. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended March 31,
	2020	2021
Adjusted contribution	$20,379	$24,341
Minus:
Deferred implementation costs(1)	1,008	882
Delivery costs	3,406	3,938
Sales and marketing expense	10,968	13,202
Research and development expense	3,851	6,218
General and administration expense	10,744	12,175
Acquisition and integration costs	—	7,030
Depreciation and amortization expense	2,331	3,065
Total other expense (income)	1,602	2,726
Loss before income taxes	$(13,531)	$(24,895)
(1)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.
The following tables provide geographical information (in thousands):

	Three Months Ended March 31,
	2020	2021
Revenue:
United States	$40,028	$49,117
United Kingdom	5,481	4,113
Total	$45,509	$53,230

	December 31, 2020	March 31, 2021
Property and equipment, net:
United States	$9,549	$9,528
United Kingdom	4,162	4,456
India	154	134
Total	$13,865	$14,118
Capital expenditures within the United Kingdom and India totaled less than $0.1 million and $0.6 million during the three months ended March 31, 2020 and 2021, respectively.
Concentrations of Risk
Cash and Cash Equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of our cash and cash equivalents are held in fully FDIC–insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held with four financial institutions, which we believe are of high credit quality.

Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the three months ended March 31, 2020 and 2021, our top five marketers accounted for 32% and 38% of our revenue, respectively, with one marketer accounting for over 10% during each period. As of March 31, 2020 our top five marketers accounted for 32% of our accounts receivable with two different marketers representing over 10%. As of March 31, 2021 our top five marketers accounted for 40% of our accounts receivable with two different marketers each representing over 10%.
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
During both the three months ended March 31, 2020 and 2021, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 30%. No other partner accounted for over 10% of Partner Share during these periods.
12.     SUBSEQUENT EVENTS
On April 12, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bridg, Inc. (“Bridg”), Mr. T Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us (“Merger Sub”), and Shareholder Representative Services LLC, solely in its capacity as the representative of the security holders of Bridg. The Merger Agreement provides for Merger Sub to merge with and into Bridg ( “Merger”), with Bridg surviving the Merger as a wholly owned subsidiary of us, subject to the terms and conditions set forth in the Merger Agreement.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the closing (the “Closing”), we have agreed to pay the former equityholders of Bridg (other than former holders of unvested options to purchase Bridg’s common stock) (collectively, the “Bridg Equityholders”), a cash payment equal to $350.0 million, subject to adjustments as specified in the Merger Agreement. In addition, we have agreed to make an additional payment within 30 days of the first anniversary of the Closing (the “First Anniversary Payment”) equal to 20 times the U.S. annualized run rate revenue based on the month preceding the anniversary, less $12.5 million. We have also agreed to make an additional payment within 30 days of the second anniversary of the Closing (the “Second Anniversary Payment”) equal to 15 times the U.S. annualized run rate revenue for customers as of the first anniversary based on the month preceding the second anniversary, less the prior annualized run rate revenue at the first anniversary. The Second Anniversary Payment is subject to a specified cap. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option. If we choose to pay a portion of the First Anniversary Payment or Second Anniversary Payment in common stock, the number of shares will be determined by dividing the amount of the payment by the trailing 20-day VWAP (as reported by Bloomberg) ending on the first anniversary date or second anniversary date, as applicable. In addition, we will assume the unvested options held by the holders of unvested options to purchase Bridg’s common stock.
The Merger Agreement contains customary representations, warranties, covenants and indemnities of each of the Company and Bridg. During the period from the date of the Merger Agreement to the Closing, we and Bridg have agreed to carry on our respective businesses in the ordinary course and consistent with past practices and have agreed to certain other operating covenants.
The closing of the Merger is subject to the satisfaction or waiver of a number of customary closing conditions in the Merger Agreement, including, among others, the receipt of regulatory approval, the absence of certain governmental restraints and the absence of a material adverse effect on Bridg.
The Merger Agreement may be terminated prior to the closing date by mutual written agreement between us and Bridg. In addition, the Merger Agreement may be terminated by either party in certain circumstances, including if the Acquisition has not been closed on or before June 30, 2021 (or August 31, 2021 in the event that the only closing condition that has not been met is regulatory approval), or if the other party has materially breached any representation, warranty, covenant, obligation or agreement such that certain of the conditions to closing cannot be satisfied.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2021.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; the closing of our acquisition of Bridg, Inc.; anticipated benefits of our acquisitions of Dosh and Bridg; potential payments under the Merger Agreement with Bridg; anticipated Partner Share commitment shortfall penalty; and the uncertain negative impacts that COVID–19 may have on our business, financial condition, results of operations and changes in overall level of spending and volatility in the global economy. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We operate an advertising platform within our partners' digital channels, which include online, mobile, email, mobile applications, and various real-time notifications. Our partners predominantly include financial institution ("FI") partners which provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct to consumer, and grocery. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
Working with a marketer, we design a campaign that targets consumers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to customers after they make qualifying purchases ("Consumer Incentives"). We report our revenue on our condensed consolidated statements of operations net of Consumer Incentives since we do not provide the goods or services that are purchased by customers from the marketers to which the Consumer Incentives relate.
We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to customers and certain third-party data costs ("Partner Share"). We report our revenue gross of Partner Share. Partner Share costs are included in Partner Share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not our partners act as the principal in our arrangements with marketers. Prior to March 31, 2021, we referred to Partner Share as FI Share.
We run campaigns offering compelling Consumer Incentives to drive an expected rate of return on advertising spend for marketers. At times, we may collaborate with a partner to enhance the level of Consumer Incentives to their respective customers, funded by their Partner Share. We believe that these investments by our partners positively impact our platform by making their customers more highly engaged with our platform. However, these investments negatively impact our GAAP revenue, which is reported net of Consumer Incentives.

Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $45.5 million and $53.2 million during the three months ended March 31, 2020 and 2021, respectively, representing an increase of 17%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and Partner Share, was $67.8 million and $76.3 million during the three months ended March 31, 2020 and 2021, respectively, representing an increase of 13%. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $16.0 million and $19.5 million during the three months ended March 31, 2020 and 2021, respectively, representing an increase of 22%. Adjusted contribution, a non-GAAP measure that represents our revenue less our adjusted Partner Share and other third-party costs, was $20.4 million and $24.3 million during the three months ended March 31, 2020 and 2021, respectively, representing an increase of 19%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2021	$	%
Billings(1)	$67,776	$76,317	$8,541	13%
Consumer Incentives	22,267	23,087	820	4
Revenue	45,509	53,230	7,721	17
Adjusted Partner Share and other third-party costs(1)	25,130	28,889	3,759	15
Adjusted contribution(1)	20,379	24,341	3,962	19
Delivery costs	3,406	3,938	532	16
Deferred implementation costs	1,008	882	(126)	(13)
Gross profit	$15,965	$19,521	$3,556	22%
(1)Billings, adjusted Partner Share and other third-party costs and adjusted contribution are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings and GAAP gross profit to adjusted contribution.
During the three months ended March 31, 2020 and 2021, our net loss was $13.5 million and $24.9 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both our partners and marketers. On March 5, 2021, we acquired Dosh Holdings, Inc., and on April 12, 2012, we announced the planned acquisition of Bridg. During the three months ended March 31, 2021, we incurred $7.0 million of costs in connection with these acquisitions. During the three months ended March 31, 2020 and 2021, our net loss included stock-based compensation expense of $4.1 million and $7.2 million,
Public Offering of Common Stock
On March 5, 2021, we closed a public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share for total gross proceeds of $500.5 million. We received total net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million.
Acquisition of Dosh
On March 5, 2021, we completed the acquisition of Dosh Holdings, Inc., a personalized cash-back offers platform ("Dosh”). The Company acquired Dosh for purchase consideration of $276.9 million in a combination of cash and common stock. The total purchase price consisted of $150.0 million of cash, subject to $5.9 million of adjustments and escrows; and $125.0 million of shares of our common stock at an agreed-upon price of $136.33 per share, subject to $7.6 million of fair value adjustments based upon our close date, for an acquisition date fair value of $117.4 million. In addition, we assumed unvested options to purchase Dosh’s common stock and attributed $3.6 million of their fair value to the pre-combination service period. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information.
Acquisition of Bridg
On April 12, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bridg, Inc. (“Bridg”), Mr. T Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us (“Merger Sub”), and Shareholder Representative Services LLC, solely in its capacity as the representative of the security holders of Bridg. The Merger Agreement provides for Merger Sub to merge with and into Bridg ( “Merger”), with Bridg surviving the Merger as a wholly owned subsidiary of us, subject to the terms and conditions set forth in the Merger Agreement.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the closing (the “Closing”), we have agreed to pay the former equityholders of Bridg (other than former holders of unvested options to purchase Bridg’s common stock) (collectively, the “Bridg Equityholders”), a cash payment equal to $350.0 million, subject to adjustments as specified in the Merger Agreement. In addition, we have agreed to make an additional payment within 30 days of the first anniversary of the Closing (the “First Anniversary Payment”) equal to 20 times the U.S. annualized run rate revenue based on the month preceding the anniversary, less $12.5 million. We have also agreed to make an additional payment within 30 days of the second anniversary of the Closing (the “Second Anniversary Payment”) equal to 15 times the U.S. annualized run rate revenue for customers as of the first anniversary based on the month preceding the second anniversary, less the prior annualized run rate revenue at the first anniversary. The Second Anniversary Payment is subject to a specified cap. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option. If we choose to pay a portion of the First Anniversary Payment or Second Anniversary Payment in common stock, the number of shares will be determined by dividing the amount of the payment by the trailing 20-day VWAP (as reported by Bloomberg) ending on the first anniversary date or second anniversary date, as applicable. In addition, we will assume the unvested options held by the holders of unvested options to purchase Bridg’s common stock.
The Merger Agreement contains customary representations, warranties, covenants and indemnities of each of the Company and Bridg. During the period from the date of the Merger Agreement to the Closing, we and Bridg have agreed to carry on our respective businesses in the ordinary course and consistent with past practices and have agreed to certain other operating covenants.
The closing of the Merger is subject to the satisfaction or waiver of a number of customary closing conditions in the Merger Agreement, including, among others, the receipt of regulatory approval, the absence of certain governmental restraints and the absence of a material adverse effect on Bridg.
The Merger Agreement may be terminated prior to the closing date by mutual written agreement between us and Bridg. In addition, the Merger Agreement may be terminated by either party in certain circumstances, including if the Acquisition has not been closed on or before June 30, 2021 (or August 31, 2021 in the event that the only closing condition that has not been met is regulatory approval), or if the other party has materially breached any representation, warranty, covenant, obligation or agreement such that certain of the conditions to closing cannot be satisfied.
FI Partners
Our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association (“Wells Fargo”), as well as many other national and regional financial institutions, including several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Wells Fargo began a phased launch of our platform in the fourth quarter of 2019 that was completed in the second quarter of 2020. Additionally, we have begun a phased national rollout of our platform with U.S. Bank, National Association.
For the three months ended March 31, 2020 and 2021, our average monthly active users ("MAUs") were 140.8 million and 168.6 million, respectively, and our average revenue per user ("ARPU") for each period was $0.32, respectively. MAUs and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below. The increase in MAUs is largely due to Wells Fargo completing their phased launch in the second quarter of 2020.
Partner Commitments
We have a minimum Partner Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of March 31, 2021. Any expected shortfall penalty will be accrued during the 12-month period following the completion of the milestones.

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
Revenue growth for the three months ended March 31, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the three months ended March 31, 2020 we deferred $0.7 million of revenue and recorded credit losses expense of $1.5 million associated with billings to marketers that we believe are likely to be materially and adversely affected by the slowdown in economic activity resulting from the COVID-19 pandemic. During the first quarter of 2021, we saw continued recovery of both consumer spending as well as the advertising budgets of our clients. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.
Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended March 31,
	2020	2021
	(in thousands, except ARPU)
MAUs	140,779	168,620
ARPU	$0.32	$0.32
Billings	$67,776	$76,317
Adjusted contribution	$20,379	$24,341
Adjusted EBITDA	$(3,982)	$(3,944)
Monthly Active Users
We define MAUs as targetable customers or accounts that have logged in and visited online or mobile applications containing offers from, opened an email containing offers from, or redeemed an offer from the Cardlytics platform during a monthly period. We then calculate a monthly average of these MAUs for the periods presented. We believe that MAUs is an indicator of our platform’s ability to drive engagement and is reflective of the marketing base that we offer to marketers. Prior to March 31, 2021, we referred to MAUs as FI MAUs.
Average Revenue per User
We define ARPU as the total revenue generated in the applicable period calculated in accordance with generally accepted accounting principles in the United States ("GAAP"), divided by the average number of MAUs in the applicable period. We believe that ARPU is an indicator of the value of our relationships with our partners with respect to the Cardlytics platform.
Billings
Billings represents the gross amount billed to marketers for advertising campaigns in order to generate revenue. Billings is reported gross of both Consumer Incentives and Partner Share. Our GAAP revenue is recognized net of Consumer Incentives and gross of Partner Share.
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

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2020	2021
Revenue	$45,509	$53,230
Plus:
Consumer Incentives	22,267	23,087
Billings	$67,776	$76,317
Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted contribution demonstrates how incremental marketing spend on our platform generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our Partner Share and other third-party costs exclusive of deferred implementation costs, which is a non-cash cost. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
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
The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2021
Revenue	$45,509	$53,230
Minus:
Partner Share and other third-party costs	26,138	29,771
Delivery costs(1)	3,406	3,938
Gross profit	15,965	19,521
Plus:
Delivery costs(1)	3,406	3,938
Deferred implementation costs(2)	1,008	882
Adjusted contribution	$20,379	$24,341
(1)Stock-based compensation expense recognized in delivery costs totaled $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2021, respectively.

(2)Prior to March 31, 2021, we referred to deferred implementation costs as deferred FI implementation costs. Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Three Months Ended March 31,
	2020	2021
Partner Share and other third-party costs	$26,138	$29,771
Minus:
Deferred implementation costs	1,008	882
Adjusted Partner Share and other third-party costs	$25,130	$28,889
Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency (loss) gain; deferred implementation costs; restructuring costs and acquisition and integration costs. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency loss, deferred implementation costs, depreciation and amortization expense and stock-based compensation expense. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (2) adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation and equity instruments issued to our partners; (3) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (4) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our net loss and other GAAP financial results.
The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2020	2021
Net loss	$(13,531)	$(24,895)
Plus:
Interest (income) expense, net	(284)	3,045
Depreciation and amortization expense	2,331	3,065
Stock-based compensation expense	4,126	7,248
Foreign currency loss (gain)	1,886	(319)
Deferred implementation costs	1,008	882
Restructuring costs	482	—
Acquisition and integration costs	—	7,030
Adjusted EBITDA	$(3,982)	$(3,944)

Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2021
Revenue	$45,509	$53,230
Costs and expenses:
Partner Share and other third-party costs	26,138	29,771
Delivery costs	3,406	3,938
Sales and marketing expense	10,968	13,202
Research and development expense	3,851	6,218
General and administrative expense	10,744	12,175
Acquisition and integration costs	—	7,030
Depreciation and amortization expense	2,331	3,065
Total costs and expenses	57,438	75,399
Operating loss	(11,929)	(22,169)
Other (expense) income:
Interest income (expense), net	284	(3,045)
Foreign currency (loss) gain	(1,886)	319
Total other expense	(1,602)	(2,726)
Loss before income taxes	(13,531)	(24,895)
Income tax benefit	—	—
Net loss	$(13,531)	$(24,895)
Comparison of Three Months Ended March 31, 2020 and 2021
Revenue

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Billings	$67,776	$76,317	$8,541	13%
Consumer incentives	22,267	23,087	820	4
Revenue	$45,509	$53,230	$7,721	17%
% of billings	67%	70%
The $7.7 million increase in revenue during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was comprised of a $8.5 million increase in billings and $0.8 million increase in Consumer Incentives. The billings increase was comprised of $6.1 million increase in sales to existing marketers and a $2.4 million increase in sales to new marketers. Consumer incentives grew less than billings during the three months ended March 31, 2021 compared to three months ended March 31, 2020 primarily as a result of changes in advertiser mix. Revenue, consumer incentives and billings contributed by Dosh between March 5, 2021, when the acquisition was closed, and March 31,2021 was $0.5 million, $0.8 million and $1.3 million, respectively.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Partner Share and other third-party costs:
Adjusted Partner Share and other third-party costs	$25,130	$28,889	$3,759	15%
Deferred implementation costs	1,008	882	(126)	(13)
Total Partner Share and other third-party costs	$26,138	$29,771	$3,633	14%
% of revenue	58%	56%

Adjusted Partner Share and other third-party costs increased by $3.8 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to increased revenue from sales of the Cardlytics platform. Deferred implementation costs decreased by $0.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in the amortization of certain platform features that reached the end of their estimated useful life.
Delivery Costs

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Delivery costs	$3,406	$3,938	$532	16%
% of revenue	7%	7%
Delivery costs increased by $0.5 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $0.2 million increase in personnel costs associated with headcount, a $0.2 million increase in stock-based compensation expense, and a $0.1 million increase in costs associated with hosting the Cardlytics platform for certain partners.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Sales and marketing expense	$10,968	$13,202	$2,234	20%
% of revenue	24%	25%
Sales and marketing expense increased by $2.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a $1.2 million increase in stock-based compensation expense, a $1.1 million increase in personnel costs associated with additional headcount, a $0.2 million increase in personnel training and a $0.2 million increase in professional fees, partially offset by a $0.5 million decrease in travel and entertainment.

Research and Development Expense

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Research and development expense	$3,851	$6,218	$2,367	61%
% of revenue	8%	12%
Research and development expense increased by $2.4 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a $2.3 million increase in personnel costs due to additional headcount and a $0.9 million increase in stock-based compensation expense, partially offset by a $0.8 million increase in the amount of personnel costs capitalized in connection with developing internal-use software.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
General and administrative expense	$10,744	$12,175	$1,431	13%
% of revenue	24%	23%
General and administrative expense increased by $1.4 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a $0.9 million increase in stock-based compensation expense, a $0.5 million increase in personnel costs associated with additional headcount, a $0.2 million increase in professional fees and a $0.1 million increase in software licensing costs, partially offset by a $0.3 million decrease in travel and entertainment costs.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Change
	2020	2021	$	%
Delivery costs	$175	$309	$134	77%
Sales and marketing expense	1,269	2,432	1,163	92
Research and development expense	603	1,514	911	151
General and administrative expense	2,078	2,993	915	44
Total stock-based compensation expense	$4,125	$7,248	$3,123	76%
% of revenue	5%	14%
Stock-based compensation expense increased by $3.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the impact of RSUs and PSUs granted in April 2020.

Acquisition and integration costs

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Acquisition and integration costs	$—	7,030	7,030	n/a
% of revenue	—%	13%
During the three months ended March 31, 2021, we incurred $7.0 million of costs in connection with the acquisition of Dosh and the planned acquisition of Bridg. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for additional information regarding these acquisitions.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Depreciation and amortization expense	$2,331	$3,065	$734	31%
% of revenue	5%	6%
Depreciation and amortization expense increased $0.7 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by the increase of amortization of intangible assets related to the Dosh acquisition.
Interest Income (Expense), Net

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Interest expense	$(40)	$(3,135)	$(3,095)	n/a
Interest income	324	90	(234)	(72)
Interest income (expense), net	$284	$(3,045)	$(3,329)	n/a
% of revenue	—%	(6)%
Interest income (expense), net increased $3.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by interest expense related to the Notes which were issued on September 22, 2020 and have an aggregate principal amount of $230.0 million bearing interest of 1.00%.
Foreign Currency (Loss) Gain

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Foreign currency (loss) gain	$(1,886)	$319	$2,205	(117)%
% of revenue	(4)%	1%
Foreign currency (loss) gain improved by $2.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to an increase in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2020	March 31, 2021
Cash and cash equivalents	$293,239	$613,548
Accounts receivable, net	81,249	75,334
Working capital(1)	304,317	610,536
Unused available borrowings	50,000	50,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, the majority of our cash and cash equivalents are held in money market accounts and fully FDIC-insured demand deposit accounts. As of March 31, 2021, our demand deposit accounts earned up to a 0.50% annual rate of interest. As of March 31, 2021, $2.3 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through March 31, 2021, we have incurred accumulated net losses of $418.9 million since inception, including net losses of $13.5 million and $24.9 million for the three months ended March 31, 2020 and 2021, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, public offerings of our common stock, lines of credit, term loans and convertible senior notes. Through March 31, 2021, we have received net proceeds of $222.7 million from the issuance of convertible senior notes, net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $611.1 million from public equity offerings.
On April 12, 2021, we entered into the Merger Agreement with Bridg, pursuant to which, at the Closing, we have agreed to pay the Bridg equityholders, a cash payment equal to $350.0 million, subject to adjustments as specified in the Merger Agreement. In addition, we have agreed to make a First Anniversary Payment equal to 20 times the U.S. annualized run rate revenue based on the month preceding the anniversary, less $12.5 million, and a Second Anniversary Payment equal to 15 times the U.S. annualized run rate revenue for customers as of the first anniversary based on the month preceding the second anniversary, less the prior annualized run rate revenues at the first anniversary. The Second Anniversary Payment is subject to a specified cap. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option.
Our other future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, our merger and acquisition efforts, the continued expansion of sales and marketing activities, the enhancement of our platform, the introduction of new solutions, the continued market acceptance of our solutions and the extent of the impact of COVID-19 on our operational and financial performance. We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months following the date our consolidated financial statements were issued. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be materially and adversely impacted. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2020	2021
Cash, cash equivalents and restricted cash — Beginning of period	$104,587	$293,349
Net cash used in operating activities	(3,406)	(12,532)
Net cash used in investing activities	(1,437)	(151,962)
Net cash received from financing activities	3,139	484,665
Effect of exchange rates on cash, cash equivalents and restricted cash	(588)	139
Cash, cash equivalents and restricted cash — End of period	$102,295	$613,659
Sources of Funds
Proceeds from Issuance of Common Stock
On March 5, 2021, we closed a public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share. We received total net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million.
2020 Convertible Senior Notes
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the "Notes"). The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of capped call transactions. We intend to use the remainder of the net proceeds for working capital or other general corporate purposes, which may include potential acquisitions and strategic transactions.
2018 Loan Facility
In December 2020, we amended our loan facility with Pacific Western Bank ("2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit ("2018 Line of Credit") from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. Prior to the December 2020 amendment, the 2018 Loan Facility contained moving trailing 12-month billing covenants, which ranged from $210.0 million to $255.0 million, during the term of the facility. The former terms of the 2018 Loan Facility also required us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million. Effective with the December 2020 amendment, the former billings and liquidity covenants were removed and were replaced with a requirement to maintain a cash to funded senior debt ratio under the 2018 Line of Credit of 1.25:1.00. In September 2020, we amended the 2018 Loan Facility to allow for the issuance of the Notes.
We have made no borrowings or repayments on the 2018 Line of Credit during the three months ended March 31, 2021. As of March 31, 2021, we had no outstanding borrowings on our 2018 Line of Credit and had $50.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of March 31, 2021. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. We believe that we were in compliance with all financial covenants as of March 31, 2021.
Uses of Funds
Our collection cycles can vary from period to period based on the payment practices of our marketers and their agencies. We are generally obligated to pay Consumer Incentives with respect to the Cardlytics platform solution between one and three months following redemption, regardless of whether we have collected payment from a marketer or its agency. We are generally obligated to pay Partner Share either three months following marketer billings, regardless of whether we have collected payment from a marketer or its agency, or by the end of the month following our collection of payment from the applicable marketer or its agency. As a result, timing of cash receipts from our marketers can significantly impact our operating cash flows for any period. Further, the timing of payment of commitments and implementation fees to our partners may also result in variability of our operating cash flows for any period.

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
Operating Activities
Cash used in operating activities is primarily driven by our operating losses and changes in working capital. We expect that we will continue to use cash in operating activities in 2021 as we invest in our business.
Operating activities used $12.5 million of cash during the three months ended March 31, 2021, which reflected our net loss of $24.9 million and a $3.3 million change in our net operating assets and liabilities, partially offset by $15.7 million of non-cash charges. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, deferred implementation costs and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $7.9 million decrease in accounts receivable, partially offset by a $6.7 million decrease in Partner Share liability and a $4.1 million decrease in our Consumer Incentive liability. These decreases were primarily a result of significantly lower sales during the first quarter of 2021, primarily caused by seasonality, compared to the fourth quarter of 2020.
Operating activities used $3.4 million of cash during the three months ended March 31, 2020, which reflected our net loss of $13.5 million and a $1.6 million change in our net operating assets and liabilities, partially offset by $11.7 million of non–cash charges. The non-cash charges primarily related to stock-based compensation expense and depreciation and amortization expense, which included $0.9 million amortization of right-of-use assets and a $0.8 million charge related to the write off of certain development costs previously capitalized related to the development of new technology for building and launching marketing campaigns. The change in our net operating assets and liabilities was primarily due to a $22.1 million decrease in accounts receivable, offset by a $10.9 million decrease in Partner Share liability and a $5.6 million decrease in our Consumer Incentive liability as a result of seasonally lower sales during the first quarter of 2020 compared to the fourth quarter of 2019.
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2021 as we continue to invest in and grow our business.
Investing activities used $1.4 million and $152.0 million in cash during the three months ended March 31, 2020 and 2021, respectively. Our investing cash flows during the three months ended March 31, 2021 primarily consisted of funds used for the acquisition of Dosh, purchases of technology hardware and the capitalization of costs to develop internal-use software. Our investing cash flows during three months ended March 31, 2020 primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
Financing Activities
Our cash flows from financing activities have primarily been composed of net proceeds from our borrowings under our debt facilities, the issuance of the Notes and the issuance of common stock.
Financing activities provided $484.7 million in cash during the three months ended March 31, 2021. During the three months ended March 31, 2021, we raised total gross proceeds of $500.5 million, or net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million from our public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share.
Financing activities provided $3.1 million in cash during the three months ended March 31, 2020. Our financing activities during this period primarily consisted of proceeds from the exercise of options to purchase shares of common stock.

Contractual Obligations & Commitments
During the first quarter of 2021, we recognized additional right-of-use assets and lease liabilities of $1.1 million and $1.5 million, respectively, which includes $0.2 million of new lease agreements related to data center expansion. Additionally, right-of-use assets and lease liabilities of $0.9 million and $1.3 million, respectively, were recorded upon the acquisition of Dosh and assumption of Dosh's existing lease agreements.
Aside from the aforementioned lease agreements and the entry into our Merger Agreement with Bridg, there have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, valuation of acquired intangible assets of Dosh and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 except as it relates to policies arising from our acquisition of Dosh. Refer to Note 2—Significant Account Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of our critical accounting policies arising from our acquisition of Dosh.
Recent Accounting Pronouncements
Refer to Note 2—Significant Account Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of recent accounting pronouncements.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 2.75%. As of March 31, 2021, the prime rate was 3.25% and a 10% increase in the current prime rate would, for example, result in a $0.1 million annual increase in interest expense if the maximum borrowable amount under the 2018 Line of Credit were outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the three months ended March 31, 2020 and 2021, our operating expense would have increased by $0.4 million and $0.2 million, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of Dosh on March 5, 2021. As a result of the acquisition, we have incorporated internal controls over significant processes specific to the acquisition that we believe to be appropriate and necessary in consideration of the level of related integration. In accordance with our integration efforts, we plan to incorporate Dosh's operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our marketers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, marketers, partners and communities, our employees began working remotely in March 2020 and are still working from home. In addition, many of our marketers and prospective marketers, as well as our partners, are working remotely. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs that we cannot fully mitigate through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of marketers to renew at all or to renew at a reduced scope their agreements with us, requests from marketers for payment term deferrals as well as pricing concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on consumer spending, our marketers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel, employee work locations, and cancellation of marketing events. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, marketers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain.
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
In addition, our business may be materially and adversely affected by weak economic conditions in the industries that we serve. We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and entertainment, subscription services, direct-to-consumer and grocery. All of these industries have been negatively impacted by the pandemic and certain precautions taken to control the pandemic. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, we cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot assure you that the market for services such as ours will experience growth or that we will experience growth.
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
•our ability to attract and retain marketers and partners;
•the amount and timing of revenue, operating costs and capital expenditures related to the operations and expansion of our business, particularly with respect to our efforts to attract new marketers and partners to our network;
•the revenue mix revenue generated from our operations in the U.S. and U.K.;
•decisions made by our Partners to increase Consumer Incentives or use their Partners Share to fund their Consumer Incentives;

•changes in the economic prospects of marketers, the industries that we primarily serve, or the economy generally, which could alter marketers’ spending priorities or budgets;
•the termination or alteration of relationships with our partners in a manner that impacts ongoing or future marketing campaigns;
•reputational harm;
•the amount and timing of expenses required to grow our business, including the timing of our payments of Partner Share and Partner Share commitments as compared to the timing of our receipt of payments from our marketers;
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
Our revenue increased 17% from $45.5 million in the three months ended March 31, 2020 to $53.2 million in the three months ended March 31, 2021. Our billings increased 13% from $67.8 million in the three months ended March 31, 2020 to $76.3 million in the three months ended March 31, 2021. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all. We expect revenue and billings growth rates will continue to be negatively impacted by the COVID-19 pandemic, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
Substantially, all of our revenue and billings during 2020 and 2021 was derived from sales of advertising via the Cardlytics platform. We have historically derived substantially all of our revenue and billings from our Cardlytics platform and expect to continue to derive substantially all of our future revenue and billings from sales of the Cardlytics platform for the foreseeable future. Our operating results could suffer due to:
•lack of continued participation by partners in our network or our failure to attract new partners;
•any decline in demand for the Cardlytics platform by marketers or their agencies;
•failure by our partners to increase engagement with our solutions within their customer bases, improve their customers’ user experience, increase customer awareness, leverage additional customer outreach channels like email or otherwise promote our incentive programs on their websites and mobile applications, including by making the programs difficult to access or otherwise diminishing their prominence;
•our failure to offer compelling incentives to our partners’ customers;
•Partners may elect to use their Partner Share to fund their Consumer Incentives;
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During both the three months ended March 31, 2020 and 2021, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total Partner Share we paid to all FIs, with each representing over 30%. No other FI partner accounted for over 10% of Partner Share during these periods.
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
We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and entertainment, direct-to-consumer, and grocery, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industries. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industries. Our success in expanding sales of our solutions to marketers in new industries will depend on a variety of factors, including our ability to:
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
Our marketer base is concentrated with our top five marketers representing 32% and 38% for the three months ended March 31, 2020 and 2021, respectively.
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the three months ended March 31, 2020 and 2021, our top five marketers accounted for 32% and 38% of our revenue, respectively, with one marketer accounting for over 10% during each period. As of March 31, 2020 our top five marketers accounted for 32% of our accounts receivable with two different marketers representing over 10%. As of March 31, 2021 our top five marketers accounted for 40% of our accounts receivable with two different marketers each representing over 10%.
We do not have long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. Further, our credit risk is concentrated among a limited number of marketers. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.

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
We leverage our FI partners’ purchase data and infrastructures to deliver our solutions. We do not currently receive or have access to any personally identifiable information ("PII") from our FI partners, although we may obtain or have access to PII from our FI partners in the future as our business evolves. However, because of the interconnected nature of our infrastructure with that of our FI partners, there is a risk that third parties may attempt to gain access to our systems, or our FI partners’ systems through our systems, for the purpose of stealing sensitive or proprietary data, accessing sensitive information on our network, or disrupting our or their respective operations. Additionally, we receive and have access to PII as a result of other aspects of our business. In turn, we may be a more visible target for cyberattacks and/or physical breaches of our databases or data centers, and we may in the future suffer from such attacks or breaches. Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We also may be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues.
Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services could become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. In the event that our protection efforts are unsuccessful, and our systems are compromised such that a third-party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. In addition, due to the COVID-19 pandemic, we have transitioned all of our employees to work remotely, which may make us more vulnerable to cyberattacks. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources to protect against or in response to a security breach, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, dealing with regulatory scrutiny, and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, a breach of the security of our systems or data could materially harm our business, financial condition and operating results.
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
We have a minimum Partner Share commitment with a certain FI partner totaling $10.0 million over a 12-month period following the completion of certain milestones by the FI partner, which were not met as of March 31, 2021. Any expected shortfall penalty will be accrued during the 12-month period following the completion of the milestones.
To the extent that we are unable to generate revenue from marketers sufficient to offset our Partner Share commitments and other obligations, our business, results of operations and financial conditions could be harmed.
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
•maintain and expand our network of partners.
•build and maintain long-term relationships with marketers and their agencies;
•develop and offer competitive solutions that meet the evolving needs of marketers;
•expand our relationships with partners to enable us to use their purchase data for new solutions;
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

Any failure of our partners to effectively deliver and promote the online incentive programs that comprise the Cardlytics platform could materially and adversely affect our business.
We have spent the last several years and significant resources building out technology integrations with our partners to facilitate the delivery of incentive programs to our partners’ customers and measuring those customers subsequent in-store or digital spending. We are also reliant on our network of partners to promote their digital incentive programs, increase customer awareness and leverage additional customer outreach channels like email, all of which can increase customer engagement, as well as expand our network of partners. We believe that key factors in the success and effectiveness of our incentive program include the level of accessibility and prominence of the program on the partners’ website and mobile applications, as well as the user interface through which a customer is presented with marketing content. In certain cases, we have little control over the prominence of the incentive program and design of the user interface that our partners choose to use. To the extent that our partners de-emphasize incentive programs, make incentive programs difficult to locate on their website and/or mobile applications and/or fail to provide a user interface that is appealing to partners' customers, partners' customers may be less likely to engage with the incentive programs, which could negatively impact the amount of fees that we are able to charge our marketer customers in connection with marketing campaigns, and, therefore, our revenue. In addition, a failure by our partners to properly deliver or sufficiently promote marketing campaigns would reduce the efficacy of our solutions and impair our ability to attract and retain marketers and their agencies. As a result, the revenue we generate from our Cardlytics platform solution may be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.
Our business could be adversely affected if marketers or their agencies are not satisfied with our solutions or our systems and infrastructure fail to meet their needs.
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. With respect to our Cardlytics platform, we rely on our Offer Management System ("OMS") to facilitate the creation of marketing campaigns and evaluate the results of campaigns, and our Offer Placement System ("OPS"), to track impressions, engagement, activation and redemptions and to target consumers and present offers. Further, we are in the process of updating our platform with a self-service tool. Any failure of, or delays in the performance (or in the case of the self-service tool, the rollout) of, our systems, including without limitation our OMS, OPS, or self-service tool, could cause service interruptions or impaired system performance. Such failures in our systems could cause us to maximize our earning potential with respect to any given marketing campaign. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to higher redemptions, which may negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could adversely affect our business, financial condition or operating results, and further reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could also adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.
If the use of our solutions increases, or if marketers or partners demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure at a more rapid pace than we have in the past. This may involve purchasing or leasing data center capacity and equipment, upgrading our technology and infrastructure and introducing new or enhanced solutions. It may take a significant amount of time to plan, develop and test changes to our infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure. Any failure of our solutions to operate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in marketer or partner dissatisfaction and harm to our business. Also, any expansion of our infrastructure would likely require that we appropriately scale our internal business systems and services organization, including without limitation implementation and support services, to serve our growing marketer base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our solutions may become ineffective, we may lose marketers and/or partners, and our business, financial condition and operating results may be negatively impacted.

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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $13.5 million and $24.9 million in the three months ended March 31, 2020 and 2021, respectively. As of March 31, 2021, we had an accumulated deficit of $418.9 million. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
If we are unable to successfully integrate Dosh’s and Bridg's business and employees, it could have an adverse effect on our future results and the market price of our common stock.
The success of our acquisition of Dosh and planned acquisition of Bridg will depend, in part, on our ability to integrate Dosh’s and Bridg’s operations and to realize the anticipated benefits, including annual net operating synergies and cost reductions from combining the businesses. These integrations may be complex and time-consuming.
The failure to successfully integrate and manage the challenges presented by the integration processes may result in our failure to achieve some or all of the anticipated benefits of the acquisitions. Potential difficulties that may be encountered in the integration processes, which may be enhanced as a result of our efforts to integrate both businesses concurrently, include the following:
•complexities associated with managing the larger combined company;
•integrating personnel from Dosh and Bridg with our personnel;

•current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retrain, recruit and motivate key personnel;
•difficulties ensuring the proper controls and policies are implemented and followed in the acquired and expanded business;
•increased cyber threats due to the expanded profile of the enlarged business as well as the challenges associated with ensuring the integrating and protecting the expanded IT footprint with security and prevention, detection and response protocols;
•potential lost sales and customer if Dosh's or Bridg's partners or advertising clients decide not to do business with the combined company;
•issues associated with running a consumer- facing mobile application including proper notifications, rewards, and charges;
•potential lost sales and customers if our FI or advertising clients decide not to do business with the combined company;
•potential unknown liabilities and unforeseen expenses associated with the acquisitions; and
•performance shortfalls as a result of the diversion of management's attention caused by integrating the companies' operations;.
•Legal orand regulatory hurdles regarding privacy or other data rights in the United States and abroad; and
•Unanticipated challenges in expanding the businesses in the United States and abroad.
In addition, acquisitions are inherently risky, and our due diligence processes in connection with the acquisition acquisitions may have failed to identify significant problems, liabilities or other shortcomings or challenges of Dosh’s or Bridg's business.
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
Our future success depends on our ability to adapt and innovate. To attract, retain and increase new marketers and partners, we will need to expand and enhance our solutions to meet changing needs, add functionality and address technological advancements. If we are unable to adapt our solutions to evolving trends in the marketing industry, if we are unable to properly identify and prioritize appropriate solution development projects or if we fail to develop and effectively market new solutions or enhance existing solutions to address the needs of existing and new marketers and partners, we may not be able to achieve or maintain adequate market acceptance and penetration of our solutions, and our solutions may become less competitive or obsolete.
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
Our ability to collect and use data may be restricted or prevented by a number of other factors, including:
•the failure of our network or software systems, or the network or software systems of our partners;
•decisions by our partners to restrict our ability to collect data from them (which decision they may make at their discretion) or to refuse to implement the mechanisms that we request to ensure compliance with our legal obligations or technical requirements;
•decisions by our partners to limit our ability to use their purchase data outside of the applicable banking channel;
•decisions by our partners’ customers to opt out of the incentive program or to use technology, such as browser settings, that reduces our ability to deliver relevant advertisements;
•interruptions, failures or defects in our or our partners’ data collection, mining, analysis and storage systems;
•changes in regulations impacting the collection and use of data;
•changes in browser or device functionality and settings, and other new technologies, which impact our partners’ ability to collect and/or share data about their customers; and
•changes in international laws, rules, regulations and industry standards or increased enforcement of international laws, rules, regulations, and industry standards.
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
The technology underlying our solutions may contain material defects or errors that can adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data that we leverage and process. In addition, with regard to the Cardlytics platform, if we are unable to attribute Consumer Incentives to our partners’ customers in a timely manner, our FI partners may limit or discontinue their use of our solutions. Any such error, failure, malfunction, disruption or delay could result in damage to our reputation and could harm our business, financial condition and operating results.

Significant system disruptions or loss of data center capacity could adversely affect our business, financial condition and operating results.
Our business is heavily dependent upon highly complex data processing capabilities. We contract with our primary third-party data center, located in Atlanta, Georgia, and our redundancy data center, located in Suwanee, Georgia, pursuant to agreements that expire in 2023, subject to earlier termination upon material breach and a failure to cure. If for any reason our arrangements with our third-party data centers are terminated, or if we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer that portion of our operations to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Further, protection of our third-party data centers against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is important to our continued success. Any damage to, or failure of, the systems of the data centers that we utilize, or of our own equipment located within such data centers, could result in interruptions to the availability or functionality of our solutions. In addition, the failure of the data centers that we utilize to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. Any damage to the data centers that we utilize, or to our own equipment located within such data centers, that causes loss of capacity or otherwise causes interruptions in our operations could materially adversely affect our ability to quickly and effectively respond to our marketers’ or partners’ requirements, which could result in loss of their confidence, adversely impact our ability to attract new marketers and/or partners and force us to expend significant resources. The occurrence of any such events could adversely affect our business, financial condition and operating results.
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
During the three months ended March 31, 2020 and 2021, we derived 12% and 8% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and a research and development and support office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently in an environment where nearly all employees are working from home. Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train our new employees quickly and effectively or if we fail to appropriately coordinate across our executive, research and development, technology, service development, analytics, finance, human resources, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solutions. If we do not adapt to meet these evolving challenges, or if the current and future members of our management team do not effectively manage our growth, the quality of our solutions may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our business, financial condition and operating results.
Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, or our corporate culture is negatively impacted by the COVID-19 pandemic, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
As of March 31, 2021, we had 578 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, integrate acquired businesses and their employees, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

We are dependent on the continued services and performance of our senior management and other key personnel, the loss of any of whom could adversely affect our business.
Our future success depends in large part on the continued contributions of our senior management and other key personnel, including our cofounder and chief executive officer, Lynne Laube. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our solutions and our strategic direction. We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
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

If our proposed acquisition of Bridg is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock.
If our acquisition of Bridg is not completed, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the acquisition will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed acquisition. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. In addition, we diverted significant management resources in an effort to complete the acquisition and are subject to restrictions contained in the Merger Agreement on the conduct of our business during the pendency of the acquisition. If the acquisition is not completed, we will have received little or no benefit in respect of such costs incurred. Also, if the acquisition is not completed under certain circumstances that resulted in litigation, we may be exposed to monetary damages.
Further, if the acquisition is not completed, we may experience negative reactions from the financial markets and our FIs, marketers, and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.
Charges to earnings resulting from our acquisitions may cause our operating results to suffer.
Under accounting principles, we have and will allocate the total purchase price of Dosh’s and Bridg’s net tangible assets and intangible assets based on their fair values as of the date of the acquisitions, and we have and will record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value will be based upon assumptions that they believe to be reasonable but that are inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:
•impairment of goodwill;
•charges for the amortization of identifiable intangible assets and for stock-based compensation; and
•accrual of newly identified pre-acquisition contingent liabilities that are identified subsequent to the finalization of the purchase price allocation.
Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would negatively impact our results of operations.
We may in the future may become involved in securities class action litigation that could divert management's attention and harm our business and insurance coverage may not be sufficient to cover all costs and damages.
It is common for securities class-action litigation to follow acquisitions. Responding to any litigation could divert management's attention and harm our business. Moreover, insurance coverage may not be sufficient to cover all costs and damages we incur in connection with the litigation.
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

Through our consumer application, users accumulate rewards that could be deemed subject to abandoned property laws and/or could be deemed to constitute stored value subject to certain legal requirements under applicable state and federal laws and regulations.
The Dosh application enables consumers to accumulate non-monetary rewards (“Dosh Rewards”) within the application, which may be converted to U.S. dollars only when certain requirements are met. Dosh Rewards have no cash value until but users are able to receive U.S. dollar payouts from Dosh based on Dosh Rewards provided that certain requirements are met. State regulators could deem Dosh Rewards to constitute property subject to state as abandoned property laws, which could potentially create a large liability for us as well as legal and related compliance obligations and costs to manage escheatment of any Dosh Rewards constituting abandoned property. Additionally, state and/or federal regulators could conclude that Dosh Rewards constitute monetary value or money and therefore subject to regulation pursuant to laws regulating the issuance, sale, redemption, and maintenance of stored value, prepaid access, or gift cards (or similar terminology). Such laws and regulations may include, but are not necessarily limited to, U.S. state money-transmitter licensing laws and the federal Bank Secrecy Act (including registration requirements), and our failure to comply with applicable laws could expose us to monetary penalties or damages and adversely affect our ability to operate our business in its current form.
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
We believe that developing and maintaining awareness of the Cardlytics brand in a cost-effective manner is critical to achieving widespread acceptance of our existing solutions and future solutions and is an important element in attracting new marketers and partners. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to deliver valuable solutions for our marketers, their agencies and our partners. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue and billings, and even if they do, any increased revenue and billings may not offset the expenses that we incurred in building our brand. If we fail to successfully promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new marketers or partners or retain our existing marketers or partners and our business could suffer.
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
Risks Related to Regulatory and Intellectual Property Matters
We and our partners are subject to stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by us, our customers, our partners, or other third parties upon whom we rely to comply with such obligations could harm our reputation, result in significant expense, subject us to significant fines and liability or otherwise adversely affect our business.
We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information (“Process” or “Processing”) necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.

We, our partners, our marketers and other third parties upon whom we rely are subject to a number of domestic and international privacy and security laws, rules, regulations and guidance regarding privacy, information security and Processing (“Data Protection Laws”) as well as laws and regulations regarding online services and the Internet generally. In the U.S., the rules and regulations to which we, directly or contractually through our partners, or our marketers may be subject include those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act and state cybersecurity and breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents.
The regulatory framework for online services and data privacy and security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many of these obligations conflict with each other, and interpretation of these laws, rules and regulations and their application to our solutions in the U.S. and foreign jurisdictions is ongoing and cannot be fully determined at this time. A number of existing bills are pending in the U.S. Congress that contain provisions that would regulate how companies can use cookies and other tracking technologies to collect and utilize user information. Additionally, new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally.
U.S. and non-U.S. regulators also may implement “Do-Not-Track” legislation, particularly if the industry does not implement a standard. Effective January 1, 2014, the California Governor signed into law an amendment to the California Online Privacy Protection Act of 2003. Such amendment requires operators of commercial websites and online service providers, under certain circumstances, to disclose in their privacy policies how such operators and providers respond to browser “do not track” signals. In addition, the regulatory environment for the collection and use of consumer data by marketers is evolving in the U.S. and internationally and is currently, in part, a self-regulatory framework, which relies on market participants to ensure self-compliance. The voluntary nature of this self-regulatory framework may change.
The California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, is an example of the increasingly comprehensive privacy legislation being introduced in the United States. The CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also increases the privacy and security obligations on entities handling personal information, which is broadly defined under the law. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, and includes statutorily defined damages of up to $750 per citizen, which is expected to increase data breach litigation. The CCPA also imposes requirements on businesses that “sell” information (which is defined broadly under the CCPA); there is significant ambiguity regarding what constitutes a sale and many of our or our partner’s business practices may qualify. Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, directly or contractually through our partners, our marketers or other third parties upon whom we rely may be required to comply, even if we are not established or based in such jurisdictions. An example of the type of international regulation to which we may be subject is the U.K.’s Privacy and Electronic Communications Regulations 2011 (“PECR”), which implements the requirements of Directive 2009/136/EC (which amended Directive 2002/58/EC), which is known as the ePrivacy Directive. The PECR regulates various types of electronic direct marketing that use cookies and similar technologies. The PECR also imposes sector-specific breach reporting requirements, but only as applicable to providers of particular public electronic communications services. Additional EU member state laws of this type may follow.
The European General Data Protection Regulation ("GDPR"), which went into effect in May 2018, is another example of the type of data protection legislation that may present a risk to our business. The GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non–compliance. The GDPR imposes more stringent data protection requirements and requires us and our customers to give more detailed disclosures about how we collect, use and share personal information; contractually commit to data protection measures in our contracts with clients; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information. The GDPR provides greater penalties for noncompliance than previous data protection laws. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. We may also be obligated to assist our customers, partners, and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Assisting our customers, partners, and vendors in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

In addition, the GDPR includes restrictions on cross-border data transfers. A recent decision by the Court of Justice of the European Union (the “Schrems II” ruling), however, has invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. Companies to import personal information from Europe, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal information from the UK to the United States. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs. Given that, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may require further expenditures on local infrastructure, changes to internal business processes, or may otherwise affect or restrict sales and operations.
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
In addition to governmental regulation, we are also subject to the terms of our external and internal privacy and security policies, representations, certifications, standards, publications and frameworks, and contractual obligations to third parties related to privacy, information security and Processing (“Data Protection Obligations”), including without limitation, operating rules and standards imposed by industry organizations. Government regulation and industry standards may increase the costs of doing business online.
Given that existing and proposed Data Protection Laws, industry standards and Data Protection Obligations can impose increasingly complex and burdensome obligations, and with substantial uncertainty over the interpretation and application of these requirements, we and our partners have faced and may face additional challenges in addressing and complying with them, and making necessary changes to our privacy policies and practices. In particular, there has been increasing public and regulatory concern and public scrutiny about the use of personally identifiable information. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices. To comply with our data protection and privacy obligations, we may be required to: fundamentally change our business models or practices, including, changing the information we collect or share; incur material costs and expenses; or divert management’s time and attention. Any of these effects could materially adversely affect our business operations and financial results, and may limit the adoption and use of, and reduce the overall demand for, our products, which could have an adverse impact on our business. Additionally, our partners may choose to alter or discontinue our program in light of the CCPA or other laws or regulations, which could adversely affect our financial condition.
We may, for example, be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies for validation of certain of our limited sales related to online purchases to compensate for a potential lack of cookie data. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

While we strive to comply with applicable Data Protection Laws and Data Protection Obligations to the extent possible, we may at times fail to do so, or may be perceived to have failed to do so. For example, if we were to gain knowledge that we inadvertently received personal information from our partners, we may not comply with applicable Data Protection Laws and Data Protection Obligations with respect to that personal information. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or vendors do not comply with applicable Data Protection Laws and Data Protection Obligations. Additionally, in many cases we or our partners take steps to anonymize information such that it no longer constitutes personal information; we may fail, or be accused of failing, to properly anonymize such information. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various solutions, including but not limited to our marketers and their agencies and partners. If we, or our business associates or other third parties upon whom we rely fail, or are perceived to have failed, to address or comply with applicable data protection laws, privacy policies and data protection obligations, or if our privacy policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices, it could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; lead to a loss of consumers; reduce the use of our products by end users or our customers; affect our ability to attract new marketers and partners and maintain relationships with our existing marketers and partners; lead to special, compensatory punitive and statutory damages, litigation, injunctive relief, or consent orders regarding our privacy and security practices; introduce requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; lead to an inability to Process data; lead to other adverse actions against our licenses to do business; or otherwise adversely affect our business.
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
On occasion, “third-party cookies” may be placed through an Internet browser to validate online purchases. Internet users may easily block and/or delete cookies (e.g., through their browsers or “ad blocking” software). The most commonly used Internet browsers allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers or are set to block third-party cookies by default. Further, Google recently announced its plans to eliminate third-party cookies from its browser in 2022. If more browser providers and Internet users adopt these settings or delete their cookies more frequently than they currently do, our practices related to the validation of limited online purchases could be impacted, which could result in us needing to implement other available methodologies. Some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. If Internet users adopt a “Do Not Track” browser setting and the standard either gets imposed by state or federal legislation or agreed upon by standard-setting groups, it may curtail or prohibit us from using non-personal data as we currently do. This could hinder growth of marketing on the Internet generally and cause us to change our business practices and adversely affect our business, financial condition and operating results. In addition, browser manufacturers could replace cookies with their own product and require us to negotiate and pay them for use of such product to record information about Internet users’ interactions with our marketers, which may not be available on commercially reasonable terms, or at all.
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

As of March 31, 2021, we had four issued patents and are pursuing sixteen additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Patent and other intellectual property disputes are common in our industry. We have in the past and may in the future be subject to claims alleging that we have misappropriated, misused, or infringed other parties’ intellectual property rights. Some companies, including certain of our competitors, own larger numbers of patents, copyrights and trademarks than we do, which they may use to assert claims against us. Third parties may also assert claims of intellectual property rights infringement against our partners, whom we are typically required to indemnify. As the numbers of solutions and competitors in our market increases and overlap occurs, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
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

•enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and
•indemnify our partners and other third parties.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $161.47 through April 30, 2021. Factors that may affect the market price of our common stock include:
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
A significant public health crisis, epidemic or pandemic (including the ongoing COVID-19 pandemic), or a natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. A significant portion of our employee base, operating facilities and infrastructure are centralized in Atlanta, Georgia. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business, financial condition and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and operating results. In addition, the facilities of significant marketers, partners or third-party data providers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Issuances of Unregistered Securities
In connection with our acquisition of Dosh described above, we have authorized the issuance of 916,398 shares of our common stock to former equityholders of Dosh who were “accredited investors,” as that term is defined in the Securities Act in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. Of the shares of common stock authorized for the Dosh acquisition, 897,489 shares have been issued through the date of filing. Each of the Dosh equityholders receiving shares as part of the acquisition represented that they were acquiring such shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Such shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1
Assumption Agreement and Seventh Amendment to Loan and Security Agreement, dated as of March 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender
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

Cardlytics, Inc.

Date:	May 4, 2021	By:	/s/ Lynne M. Laube
Lynne M. Laube
Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2021	By:	/s/ Andrew Christiansen
Andrew Christiansen
Chief Financial Officer (Principal Financial and Accounting Officer)