Form 10-Q
period 2021-06-30
Cardlytics, Inc.
filed 2021-08-03
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2021, there were 33,040,112 shares outstanding of the registrant’s common stock, par value $0.0001.

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
•The market in which we participate is competitive, and we may not be able to compete successfully with our current or future competitors.
•If we are unable to successfully integrate Dosh’s and Bridg’s businesses and employees, it could have an adverse effect on our future results and the market price of our common stock.
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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	December 31, 2020	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$293,239	$250,603
Restricted cash	110	111
Accounts receivable, net	81,249	73,468
Other receivables	5,306	6,142
Prepaid expenses and other assets	5,687	8,132
Total current assets	385,591	338,456
Long-term assets:
Property and equipment, net	13,865	13,095
Right-of-use assets under operating leases, net	10,764	11,694
Intangible assets, net	447	137,185
Goodwill	—	718,490
Capitalized software development costs, net	6,299	9,157
Deferred implementation costs, net	3,785	2,173
Other long-term assets, net	1,786	2,617
Total assets	$422,537	$1,232,867
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,363	$5,217
Accrued liabilities:
Accrued compensation	7,582	9,090
Accrued expenses	5,502	8,207
Partner Share liability	37,457	28,688
Consumer Incentive liability	24,290	36,561
Deferred revenue	349	2,777
Current operating lease liabilities	4,718	6,000
Current finance lease liabilities	13	23
Current contingent consideration	—	164,952
Other current liabilities	—	1,457
Total current liabilities	81,274	262,972
Long-term liabilities:
Convertible senior notes, net	174,011	179,113
Long-term finance lease liabilities	—	44
Long-term operating lease liabilities	9,381	8,218
Long-term contingent consideration	—	67,449
Other long-term liabilities	679	679
Total liabilities	265,345	518,475
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 27,861 and 33,023 shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively.	8	8
Additional paid-in capital	551,429	1,181,290
Accumulated other comprehensive income	(192)	(652)
Accumulated deficit	(394,053)	(466,254)
Total stockholders’ equity	157,192	714,392
Total liabilities and stockholders’ equity	$422,537	$1,232,867
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	$28,222	$58,853	$73,731	$112,083
Costs and expenses:
Partner Share and other third-party costs	16,811	29,953	42,949	59,724
Delivery costs	3,499	5,748	6,905	9,686
Sales and marketing expense	10,405	17,063	21,373	30,265
Research and development expense	3,966	8,934	7,817	15,152
General and administration expense	11,734	16,888	22,478	29,063
Acquisition and integration costs	—	14,182	—	21,212
Depreciation and amortization expense	1,545	8,833	3,876	11,898
Total costs and expenses	47,960	101,601	105,398	177,000
Operating loss	(19,738)	(42,748)	(31,667)	(64,917)
Other (expense) income:
Interest (expense) income, net	(10)	(3,078)	274	(6,123)
Change in fair value of contingent consideration	—	(1,480)	—	(1,480)
Foreign currency (loss) gain	(10)	—	(1,896)	319
Total other expense	(20)	(4,558)	(1,622)	(7,284)
Loss before income taxes	(19,758)	(47,306)	(33,289)	(72,201)
Income tax benefit	—	—	—	—
Net loss	(19,758)	(47,306)	(33,289)	(72,201)
Net loss attributable to common stockholders	$(19,758)	$(47,306)	$(33,289)	$(72,201)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(1.43)	$(1.24)	$(2.32)
Weighted-average common shares outstanding, basic and diluted	27,072	32,977	26,898	31,145
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net loss	$(19,758)	$(47,306)	$(33,289)	$(72,201)
Other comprehensive income (loss):
Foreign currency translation adjustments	105	(164)	1,402	(460)
Total comprehensive loss	$(19,653)	$(47,470)	$(31,887)	$(72,661)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Six Months Ended June 30, 2021:

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2020	27,861	$8	$551,429	$(192)	$(394,053)	$157,192
Exercise of common stock options	84	—	1,456	—	—	1,456
Stock-based compensation	—	—	20,937	—	—	20,937
Issuance of restricted stock	303	—	—	—	—	—
Issuance of common stock	3,850	—	484,049	—	—	484,049
Issuance of common stock pursuant to the ESPP	21	—	1,637	—	—	1,637
Common stock purchase consideration for the acquisition of Dosh	904	—	117,349	—	—	117,349
Fair value of assumed Dosh options attributable to pre-combination service	—	—	3,593	—	—	3,593
Fair value of assumed Bridg options attributable to pre-combination service	—	—	840	—	—	840
Other comprehensive loss	—	—	—	(460)	—	(460)
Net loss	—	—	—	—	(72,201)	(72,201)
Balance – June 30, 2021	33,023	$8	$1,181,290	$(652)	$(466,254)	$714,392

Three Months Ended June 30, 2021:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2021	31,770	$8	$1,164,320	$(488)	$(418,948)	$744,892
Exercise of common stock options	53	—	951	—	—	951
Stock-based compensation	—	—	13,542	—	—	13,542
Settlement of restricted stock	275	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Common stock purchase consideration for the acquisition of Dosh	904	—	—	—	—	—
Fair value of assumed Bridg options attributable to pre-combination service	—	—	840	—	—	840
Issuance of common stock pursuant to the ESPP	21	—	1,637	—	—	1,637
Other comprehensive income	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(47,306)	(47,306)
Balance – June 30, 2021	33,023	$8	$1,181,290	$(652)	$(466,254)	$714,392
See notes to the condensed consolidated financial statements

Six Months Ended June 30, 2020:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2019	26,547	$8	$480,578	$1,312	$(338,631)	$143,267
Exercise of common stock options	275	—	5,426	—	—	5,426
Exercise of common stock warrants	9	—	—	—	—	—
Stock-based compensation	—	—	12,347	—	—	12,347
Settlement of restricted stock	416	—	—	—	—	—
Issuance of common stock pursuant to the ESPP	28	—	1,312	—	—	1,312
Other comprehensive income	—	—	—	1,402	—	1,402
Net loss	—	—	—	—	(33,289)	(33,289)
Balance – June 30, 2020	27,275	$8	$499,663	$2,714	$(371,920)	$130,465

Three Months Ended June 30, 2020:

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance – March 31, 2020	26,824	$8	$487,903	$2,609	$(352,162)	$138,358
Exercise of common stock options	114	—	2,281	—	—	2,281
Stock-based compensation	—	—	8,167	—	—	8,167
Settlement of restricted stock	309	—	—	—	—
Issuance of common stock pursuant to the ESPP	28	—	1,312	—	—	1,312
Other comprehensive income	—	—	—	105	—	105
Net loss	—	—	—	—	(19,758)	(19,758)
Balance – June 30, 2020	27,275	$8	$499,663	$2,714	$(371,920)	$130,465

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2021
Operating activities
Net loss	$(33,289)	$(72,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	1,326	1,156
Depreciation and amortization	3,876	11,898
Amortization of financing costs charged to interest expense	48	448
Accretion of debt discount and non-cash interest expense	—	4,680
Amortization of right-of-use assets	1,731	2,354
Stock-based compensation expense	13,233	20,585
Change in fair value of contingent consideration	—	1,480
Other non-cash expense (income), net	2,073	(279)
Amortization of deferred implementation costs	1,999	1,612
Change in operating assets and liabilities:
Accounts receivable	42,460	10,209
Prepaid expenses and other assets	(603)	(1,896)
Accounts payable	(163)	2,021
Other accrued expenses	(6,922)	2,021
Partner Share liability	(22,665)	(8,768)
Consumer Incentive liability	(10,748)	(2,830)
Net cash used in operating activities	(7,644)	(27,510)
Investing activities
Acquisition of property and equipment	(1,225)	(1,790)
Acquisition of patents	(30)	(58)
Capitalized software development costs	(2,132)	(4,431)
Business acquisition, net of cash acquired	—	(494,131)
Net cash used in investing activities	(3,387)	(500,410)
Financing activities
Principal payments of debt	(11)	(11)
Proceeds from issuance of common stock	5,435	485,690
Deferred equity issuance costs	—	(190)
Debt issuance costs	(13)	(86)
Net cash received from financing activities	5,411	485,403
Effect of exchange rates on cash, cash equivalents and restricted cash	(492)	(118)
Net decrease in cash, cash equivalents and restricted cash	(6,112)	(42,635)
Cash, cash equivalents, and restricted cash — Beginning of period	104,587	293,349
Cash, cash equivalents, and restricted cash — End of period	$98,475	$250,714

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2020	2021
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$98,370	$250,603
Restricted cash	105	111
Total cash, cash equivalents and restricted cash — End of period	$98,475	$250,714

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$32	$1,139
Amounts accrued for property and equipment and capitalized software development costs	$452	$390

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We operate an advertising platform within our and our partners' digital channels (the "Cardlytics platform"), which include online, mobile applications, email, and various real-time notifications. Our partners predominantly include financial institution ("FI") partners which provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct-to-consumer, gas and grocery. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
We also operate through (1) Dosh Holdings, LLC, a wholly owned and operated subsidiary in the United States, (2) Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales, and (3) Cardlytics Services India Private Limited, a wholly owned and operated subsidiary registered as a private limited company in India.
We also operate through Bridg, Inc. ("Bridg"), a wholly owned and operated subsidiary in the United States. Bridg is a customer data platform (the "Bridg platform"), which utilizes anonymized point-of-sale data, including SKU-level purchase data, to enable marketers, in a privacy-safe manner, to perform analytics and anonymous targeted loyalty marketing and measure the impact of their marketing.
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
Acquisitions
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.9 million of adjustments and escrows, and contingent consideration with a fair value of $230.9 million related to additional potential future payments. The potential payment within 30 days of the first anniversary of the acquisition (the "First Anniversary Payment") will be equal to 20 times the difference between the U.S. annualized recurring revenue ("ARR"), based on the month preceding the first anniversary and $12.5 million. The potential payment within 30 days of the second anniversary of the acquisition (the “Second Anniversary Payment”) will be equal to 15 times the difference between the ARR for customers as of the first anniversary based on the month preceding the second anniversary, and the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. At least 30% of the First Anniversary Payment and the Second Anniversary Payment will be in cash, with the remainder to be paid in cash or our common stock, at our option. If we choose to pay a portion of the First Anniversary Payment or Second Anniversary Payment in our common stock, the number of shares will be determined by dividing the amount of the payment by the trailing 20-day volume-weighted average price ending on the first anniversary date or second anniversary date, as applicable. We also assumed unvested options to purchase Bridg’s common stock and attributed $0.9 million of their fair value to the pre-combination service period. ARR is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information.
On March 5, 2021, we completed the acquisition of Dosh Holdings, Inc. ("Dosh") for purchase consideration of $277.1 million in a combination of cash and common stock. The total purchase consideration consisted of a $150.0 million cash purchase price, subject to $6.2 million of adjustments and escrows; and $125.0 million of shares of our common stock at an agreed-upon price of $136.33 per share, subject to $7.6 million of fair value adjustments based upon our close date, for an acquisition date fair value of $117.4 million. In addition, we assumed unvested options to purchase Dosh’s common stock and attributed $3.6 million of their fair value to the pre-combination service period. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information.

Public Offering of Common Stock
On March 5, 2021, we closed a public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share for total gross proceeds of $500.5 million. We received total net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, income taxes, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets of Dosh and Bridg, valuation of contingent consideration for Bridg, income tax valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
Internal-Use Software Development Costs
During 2019, we began capitalizing costs related to the development of new technology for building and launching marketing campaigns. In March 2020, we redesigned certain elements of this project and wrote off development costs totaling $0.8 million recognized in depreciation and amortization expense on our condensed consolidated statement of operations.
Restructuring
During the first quarter of 2020, we began a strategic shift within our organization to increase productivity and optimize performance. This plan has resulted in severance and medical benefits totaling $0.4 million and $0.9 million during the three and six months ended June 30, 2020, respectively. These charges are reflected on our condensed consolidated statement of operations as follows: $0.7 million in sales and marketing expense, $0.1 million general and administrative expense and $0.1 million in research and development expense for the six months ended June 30, 2020. Severance and medical benefits of $0.2 million were paid to former employees through June 30, 2020.
As a part of our integration efforts with our acquired companies, we have continued to evaluate the optimal structure of the combined organization. As a result, during each of the three and six months ended June 30, 2021 we have recognized $0.8 million in severance and medical benefits related to our acquisitions. These charges are reflected on our condensed consolidated statement of operations within acquisition and integration costs. We recognize these costs when the extent of our actions are determined and the costs can be estimated.
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
Revenue growth for the three and six months ended June 30, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the six months ended June 30, 2020, we deferred $1.2 million of revenue and recorded credit losses expense of $1.3 million associated with billings to marketers that we believed were likely to be materially and adversely affected by the slowdown in economic activity resulting from the COVID-19 pandemic. During the three and six months ended June 30, 2021, we saw continued recovery of both consumer spending as well as the advertising budgets of our clients; however many merchants continue to be impacted by labor shortages and disruptions in their supply chains. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.

2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Significant Accounting Policies
Business Combinations
We apply the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. We allocate the purchase consideration to the net tangible and identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. We recognize costs directly associated with business combinations, including diligence efforts, legal and advisory costs, broker fees and insurance premiums, as acquisition and integration costs on our condensed consolidated statements of operations.
Acquired Intangible Assets and Goodwill
Acquired intangible assets consist of identifiable intangible assets resulting from our business acquisition. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Goodwill represents the purchase consideration of an acquired business that exceeds the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment by reporting unit annually in the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the three and six months ended June 30, 2021.
Recently Adopted Accounting Pronouncements
There have been no changes to our accounting policies except for the significant policies noted above arising from our acquisitions of Dosh and Bridg. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2020, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
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

3.     BUSINESS COMBINATIONS
Our acquisitions were accounted for as business combinations and the total purchase consideration of each was allocated to the net tangible and intangible assets and liabilities acquired based on their fair values on the acquisition dates with the remaining amounts recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Quarterly Report on Form 10-Q may be adjusted during the measurement period for each acquisition of up to 12 months from the dates of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
During the three and six months ended June 30, 2021 we incurred $14.2 million and $21.2 million, respectively, of costs in connection with the acquisitions of Dosh and Bridg. These costs are included in acquisition and integration costs on our condensed consolidated statements of operations. Acquisition costs primarily represent diligence efforts, legal and advisory costs, broker fees and insurance premiums. Integration costs primarily represent integration-related employee compensation, advisory costs, and travel costs. The results of Dosh and Bridg have been included in the consolidated financial statements since their respective dates of acquisition. For the three and six months ended June 30, 2021, Dosh and Bridg's combined revenue included in the consolidated statement of operations were approximately 10% and 6% of consolidated revenue, respectively. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
For both the acquisitions of Dosh and Bridg, as applicable, the estimated fair values of merchant relationships, partner relationships, and the card-linked subscriber user base were determined using the replacement cost method and lost profits, as applicable, which required us to estimate the costs to recreate an asset of equivalent utility at prices available at the time of the valuation analysis and the lost profits over the period of time to recreate the asset. Trade names were valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenues for the related brands, the appropriate royalty rates and the weighted-average costs of capital. Developed technology was valued using the excess earnings method, an income approach. Under the excess earnings method, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.
Acquisition of Bridg
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million, as presented below (in thousands):

May 5, 2021
Cash paid to common and preferred stockholders, warrant holders and vested option holders	$337,166
Cash paid to extinguish acquiree debt	1,949
Cash paid to settle pre-acquisition liabilities and acquiree deal-related costs	8,012
Fair value of contingent consideration	230,921
Fair value of assumed options attributable to pre-combination service	841
Total purchase consideration	$578,889
The following table presents the preliminary purchase consideration allocation recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

May 5, 2021
Cash and cash equivalents	$1,630
Accounts receivable and other assets	1,989
Intangible assets	64,700
Goodwill	514,064
Accounts payable and other liabilities	(3,494)
Total purchase consideration	$578,889
The goodwill was primarily attributed to the value of future growth expected for the Bridg platform and of synergies created with our current and future offerings. Goodwill is not expected to be deductible for income tax purposes.

The following table presents the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful life (in years)
Trade name	$200	2.0
Developed technology	53,500	6.0
Merchant relationships	11,000	5.0
Acquisition of Dosh
On March 5, 2021, we completed our acquisition of Dosh for purchase consideration of $277.1 million, as presented below (in thousands):

March 5, 2021
Cash paid to common and preferred stockholders, warrant holders and vested option holders	$136,164
Cash paid to extinguish acquiree debt	16,574
Cash paid to settle pre-acquisition liabilities and acquiree deal-related costs	3,463
Fair value of common stock transferred	117,354
Fair value of assumed options attributable to pre-combination service	3,593
Total purchase consideration	$277,148
The following table presents the preliminary purchase consideration allocation recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

March 5, 2021
Cash and cash equivalents	$7,323
Accounts receivable and other assets	6,146
Intangible assets	78,500
Goodwill	204,426
Accounts payable and other liabilities	(4,146)
Consumer incentive liability	(15,101)
Total purchase consideration	$277,148
The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings and of future growth expected from the labor force of Dosh. Goodwill is not expected to be deductible for income tax purposes.

The following table presents the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful life (in years)
Trade name	$2,500	3.0
Developed technology	36,000	6.0
Merchant relationships	21,000	5.0
Partner relationships	2,000	7.0
Card-linked subscriber user base	$17,000	5.0
Pro forma consolidated results of operations
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if the acquisitions of Bridg and Dosh had been completed on January 1, 2020. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortize expense for the intangible assets acquired, and to eliminate the acquisition transaction expenses recognized in the period. The pro forma financial information is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisitions of Bridg and Dosh actually occurred on January 1, 2020, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisitions are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Six Months Ended June 30,
	2020	2021
Revenue	$80,676	$119,453
Net loss	$(63,126)	$(80,535)

4.     GOODWILL AND ACQUIRED INTANGIBLES
The changes in the carrying amount of goodwill for the six months ended June 30, 2021 are as follows (in thousands):

Balance as of December 31, 2020	$—
Goodwill additions	718,490
Balance as of June 30, 2021	$718,490
Acquired intangible assets subject to amortization as of June 30, 2021 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$2,700	$(284)	$2,416	2.6
Developed technology	89,500	(3,349)	86,151	5.8
Merchant relationships	32,000	(1,692)	30,308	4.7
Partner relationships	2,000	(92)	1,908	6.7
Card-linked subscriber user base	17,000	(1,094)	15,906	4.7
Total other intangible assets	$143,200	$(6,511)	$136,689
Amortization expense of acquired intangibles for the three and six months ended June 30, 2021 was $5.5 million and $6.5 million, respectively.
As of June 30, 2021, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2021 (remainder of year)	$12,968
2022	25,936
2023	25,870
2024	25,150
2025	25,002
Thereafter	21,763
Total expected future amortization expense	$136,689
5.     REVENUE
Cardlytics platform
The Cardlytics platform enables marketers to reach consumers through our partners' trusted and frequently visited online and mobile platform channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our partners’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $11.3 million and $26.5 million during the three months ended June 30, 2020 and 2021, respectively, and totaled $33.6 million and $49.6 million during the six months ended June 30, 2020 and 2021, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our condensed consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share. Prior to March 31, 2021, we referred to Partner Share as FI Share.

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
The following table summarizes revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Cost per Served Sale	$20,353	$37,903	$51,199	$75,475
Cost per Redemption	7,339	18,453	21,407	33,760
Other	530	407	1,125	758
Cardlytics platform revenue	$28,222	$56,763	$73,731	$109,993
Bridg platform
We generate revenue through the sale of subscriptions to our cloud-based customer data Bridg platform and the delivery of professional services, such as implementation and onboarding. We recognize subscription and support revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer, and recognize revenue for professional services as they are delivered. Our subscription contracts are generally 12 to 36 months in duration and are generally billed either monthly or in advance. We recorded $1.8 million of deferred revenue as a result of the acquisition of Bridg on May 5, 2021 on our condensed consolidated balance sheet. Of that balance, we have recognized $0.2 million during the three and six months ended June 30, 2021.
The following table summarizes revenue from the Bridg platform (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Subscription revenue	$1,999	$1,999
Other revenue	91	91
Bridg platform revenue	$2,090	$2,090

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
During the first quarter of 2021, we recognized additional right-of-use assets and lease liabilities of $1.1 million and $1.5 million, respectively, which includes $0.2 million of new lease agreements related to data center expansion. Additionally, right-of-use assets and lease liabilities of $0.9 million and $1.3 million, respectively, were recorded upon the acquisition of Dosh and assumption of Dosh's existing lease agreements. During the second quarter of 2021, we recognized additional right-of-use assets and lease liabilities of $2.2 million and $2.2 million, respectively, which includes $1.3 million of new lease agreements related to data center expansion,$0.3 million of new lease agreements related to office space expansion, and $0.1 million related to the modification of pre-existing office space lease agreements. Additionally, right-of-use assets and lease liabilities of $0.5 million and $0.5 million, respectively, were recorded upon the acquisition of Bridg and assumption of Bridg's existing lease agreements. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information.
During the six months ended June 30, 2020 and 2021, we made cash payments of $1.7 million and $3.5 million, respectively, for operating leases which are included in cash flows used in operating activities in our condensed consolidated statement of cash flows.
The following table summarizes activity related to our leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Operating lease expense	$886	$1,401	$1,913	$2,592
Variable lease expense	175	245	472	445
Short-term lease expense	45	25	157	50

The following table presents our weighted average borrowing rate and weighted average lease term:

	June 30, 2020	June 30, 2021
Weighted average borrowing rate	3.4%	3.4%
Weighted average remaining lease term (years)	3.8	2.7

The following table summarizes future maturities of lease liabilities as of June 30, 2021 (in thousands):

Amount
2021 (remainder of year)	$3,164
2022	5,808
2023	3,476
2024	1,818
Thereafter	611
Total lease payments	14,877
Imputed interest	659
Total operating lease liabilities	$14,218
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
The Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. Cash paid for interest on the Notes totaled $1.2 million during the six months ended June 30, 2021. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of June 30, 2021, thus the Notes are not convertible at the option of the holders during the quarter ending September 30, 2021. The Notes may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We currently intend to settle the principal amount of the Notes with cash.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

June 30, 2021
Principal	$230,000
Minus: Unamortized debt discount	(45,930)
Minus: Unamortized issuance costs	(4,957)
Net carrying amount of the liability component	$179,113

The net carrying amount of the equity component of the Notes was as follows (in thousands):

June 30, 2021
Proceeds allocated to the conversion options (debt discount)	$53,096
Minus: Issuance costs	(1,680)
Net carrying amount of the equity component	$51,416

Interest expense recognized related to the Notes is as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Contractual interest expense (due in cash)	$575	$1,150
Amortization of debt discount	2,359	4,680
Amortization of debt issuance costs	215	422
Total interest expense related to the Notes	$3,149	$6,252
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
We have made no borrowings or repayments on the 2018 Line of Credit during the six months ended June 30, 2021. As of June 30, 2021, we had no outstanding borrowings on our 2018 Line of Credit and had $50.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of June 30, 2021. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. We believe that we are compliant with all financial covenants as of June 30, 2021.
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

The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Delivery costs	$357	$521	$532	$830
Sales and marketing expense	2,567	3,655	3,836	6,087
Research and development expense	1,401	2,448	2,004	3,962
General and administration expense	4,783	6,713	6,861	9,706
Total stock-based compensation expense	$9,108	$13,337	$13,233	$20,585
During the six months ended June 30, 2020 and 2021 we capitalized $0.2 million and $0.4 million of stock-based compensation expense for software development, respectively.
Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. The following table summarizes changes in common stock options:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2020	513	$23.91
Granted	—	—
Exercised	(80)	18.11		$7,768
Forfeited	—	—
Canceled	—	—
Options outstanding — June 30, 2021	433	24.99	5.34	44,115
Exercisable — June 30, 2021	431	$24.99	5.34	$43,971
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at June 30, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $126.93 per share closing price of our common stock as reported on the Nasdaq Global Market on June 30, 2021, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the six months ended June 30, 2021 was $0.4 million. As of June 30, 2021, unamortized stock-based compensation expense related to unvested common stock options were less than $0.1 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 0.3 years.
Common Stock Options from Bridg Acquisition
In connection with the acquisition of Bridg, each unvested option to purchase shares of Bridg common stock outstanding as of the acquisition date was converted to unvested options to purchase shares of our common stock. These awards were granted under the Ecinity, Inc. 2012 Equity Incentive Plan ("Bridg Plan") and were separately registered with the Securities and Exchange Commission on Form S-8 on August 3, 2021. The maximum aggregate number of shares of our common stock that may be issued upon exercise of these awards is 21,797 shares, and we do not expect to grant any additional awards under the Bridg Plan. The converted awards retain the same terms and conditions as the awards granted by Bridg prior to the acquisition. The awards have remaining vesting periods ranging from less than one year to four years.

The following table summarizes changes in common stock options from the Bridg acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2020	—	$—
Assumed	22	8.46
Exercised	—	—		—
Forfeited	—	—
Canceled	—	—
Options outstanding — June 30, 2021	22	8.46	9.85	2,582
Exercisable — June 30, 2021	2	$8.40	9.85	$199
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at June 30, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $126.93 per share closing price of our common stock as reported on the Nasdaq Global Market on June 30, 2021, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the six months ended June 30, 2021 was $0.1 million. As of June 30, 2021, unamortized stock-based compensation expense related to unvested common stock options was $1.2 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 2.0 years.
The acquisition date fair value of the converted options was determined using the Black-Scholes options pricing model. The fair value identified was then allocated between pre-combination service, attributed to purchase consideration net of a 20% anticipated forfeiture rate, and post-combination service, to be recognized as stock-based compensation expense over the remaining vesting term.
The Black-Scholes options pricing model is affected by the estimated fair value of our common stock as well as the following significant inputs:

May 5, 2021
Value of Common Stock	$106.34
Expected Term	7.0
Volatility	56.6%
Risk-free interest rate	1.1%
Exercise Price	$6.54 - 9.81
Dividend Rate	—%
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

The following table summarizes changes in common stock options from the Dosh acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2020	—	$—
Assumed	104	3.06
Exercised	(4)	3.06		$417
Forfeited	(29)	3.06
Canceled	—	—
Options outstanding — June 30, 2021	71	3.06	8.30	$8,801
Exercisable — June 30, 2021	12	$3.06	7.50	$1,444
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at June 30, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $126.93 per share closing price of our common stock as reported on the Nasdaq Global Market on June 30, 2021, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the six months ended June 30, 2021 was $1.1 million. As of June 30, 2021, unamortized stock-based compensation expense related to unvested common stock options was $5.2 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 2.5 years.
The acquisition date fair value of the converted options was determined using the Black-Scholes options pricing model. The fair value identified was then allocated between pre-combination service, attributed to purchase consideration net of a 20% anticipated forfeiture rate, and post-combination service, to be recognized as stock-based compensation expense over the remaining vesting term.
The Black-Scholes options pricing model is affected by the estimated fair value of our common stock as well as the following significant inputs:

March 5, 2021
Value of Common Stock	$128.06
Expected Term	7.0
Volatility	54.6%
Risk-free interest rate	1.1%
Exercise Price	$3.06
Dividend Rate	—%
Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2020	2,434	$32.49
Granted	565	120.60
Vested	(303)	31.85
Forfeited	(108)	33.10
Unvested — June 30, 2021	2,588	$51.76	2.86	$108,964
During the six months ended June 30, 2021, we granted 444,438 RSUs to employees, which have vesting periods ranging from six months to four years.

Subsequent to June 30, 2021, we granted 73,310 RSUs to employees and executives, which have an annual vesting period of four years. Unamortized stock-based compensation expense related to these RSUs totaled $13.2 million.
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
In July 2021, we granted 32,509 performance-based restricted stock units ("Bridg PSUs") which have performance-based vesting conditions based on the achievement of a minimum ARR target by the first anniversary of the Bridg acquisition. Vesting is tied to the percentage of the ARR target achieved during the specified period with 50% of the units vesting between 80% - 99.999% achievement and 100% of the units vesting upon 100% achievement. If these percentages are not met, no Bridg PSUs will vest.
We believe that the achievement of all of the above referenced performance-based vesting conditions are probable before the awards' respective expiration dates.

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
As of December 31, 2020, 474,120 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 278,608 shares on January 1, 2021. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the six months ended June 30, 2021, we issued 20,861 shares under the 2018 ESPP.
9.     FAIR VALUE MEASUREMENTS
We record the fair value of assets and liabilities in accordance with ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.
In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety.
These levels are:
•Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
•Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability at fair value.
Contingent consideration for the acquisition of Bridg
The contingent consideration for the acquisition of Bridg is composed of the First Anniversary Payment and the Second Anniversary Payment. The fair value of contingent consideration in connection with the Bridg acquisition is as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent considerations	$—	$—	$164,952	$—
Long-term contingent considerations	—	—	67,449	—
Total liabilities	$—	$—	$232,401	$—

At least 30% of the First Anniversary Payment and the Second Anniversary Payment will be in cash, with the remainder to be paid in cash or our common stock, at our option. If we choose to pay a portion of the First Anniversary Payment or Second Anniversary Payment in our common stock, the number of shares will be determined by dividing the amount of the payment by the trailing 20-day volume-weighted average price ending on the first anniversary date or second anniversary date, as applicable. In order to determine the fair value of the First and Second Anniversary Payments, we simulated forecasted revenue using a revenue volatility assumption from comparable market data. We then determined the appropriate discount rate for the assumed cash component and used a Monte Carlo simulation for the assumed stock component. The assumptions used in preparing these models include estimates such as revenue volatility, revenue discount rate, weighted average cost of capital, and our common stock volatility. These valuation models use unobservable market inputs, and therefore the liabilities are classified as Level 3.
The following table summarizes key assumptions used for estimating the fair value of the contingent consideration:

June 30, 2021
Revenue volatility	15.0%
Revenue discount rate	3.2%
Weighted average cost of capital	12.5%
Common stock volatility	79.0%
Portion to be paid in cash	30.0%

10.     COMMITMENTS AND CONTINGENCIES
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
The following table summarizes changes in deferred implementation costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Beginning balance	$7,375	$2,903	$8,383	$3,785
Amortization	(991)	(730)	(1,999)	(1,612)
Ending balance	$6,384	$2,173	$6,384	$2,173
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period beginning on April 1, 2022.
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

11.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2020 and 2021 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of June 30, 2020 and 2021 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	June 30,
	2020	2021
Common stock options	715	526
Convertible Senior Notes	—	2,701
Unvested restricted stock units	2,627	2,588
Common stock issuable pursuant to the ESPP	9	7
12.     SEGMENTS
As of June 30, 2021, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform in the U.S., as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Cardlytics platform
Adjusted contribution	$12,402	$27,603	$32,781	$51,944
Plus: Adjusted Partner Share and other third-party costs(1)	15,820	29,160	40,950	58,049
Revenue	$28,222	$56,763	$73,731	$109,993
Bridg platform
Adjusted contribution	$—	$2,027	$—	$2,027
Plus: Adjusted Partner Share and other third-party costs(1)	—	63	—	63
Revenue	$—	$2,090	$—	$2,090
Total
Adjusted contribution	$12,402	$29,630	$32,781	$53,971
Plus: Adjusted Partner Share and other third-party costs(1)	15,820	29,223	40,950	58,112
Revenue	$28,222	$58,853	$73,731	$112,083
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
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Adjusted contribution	$12,402	$29,630	$32,781	$53,971
Minus:
Deferred implementation costs(1)	991	730	1,999	1,612
Delivery costs	3,499	5,748	6,905	9,686
Sales and marketing expense	10,405	17,063	21,373	30,265
Research and development expense	3,966	8,934	7,817	15,152
General and administration expense	11,734	16,888	22,478	29,063
Acquisition and integration costs	—	14,182	—	21,212
Depreciation and amortization expense	1,545	8,833	3,876	11,898
Total other expense (income)	20	4,558	1,622	7,284
Loss before income taxes	$(19,758)	$(47,306)	$(33,289)	$(72,201)
(1)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.
The following tables provide geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue:
United States	$26,750	$54,145	$66,778	$103,262
United Kingdom	1,472	4,708	6,953	8,821
Total	$28,222	$58,853	$73,731	$112,083

	December 31, 2020	June 30, 2021
Property and equipment, net:
United States	$9,549	$8,886
United Kingdom	4,162	4,096
India	154	113
Total	$13,865	$13,095
Capital expenditures within the United Kingdom and India totaled $0.4 million and $0.6 million during the six months ended June 30, 2020 and 2021, respectively.
Concentrations of Risk
Cash and Cash Equivalents

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of our cash and cash equivalents are held in fully FDIC–insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held with six financial institutions, which we believe are of high credit quality.
Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the six months ended June 30, 2020 and 2021, our top five marketers accounted for 33% and 34% of our revenue, respectively, with one marketer accounting for over 10% during each period. As of June 30, 2020 and 2021 our top five marketers accounted for 38% and 30% of our accounts receivable, respectively, with one marketer representing over 10%.
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
During both the six months ended June 30, 2020 and 2021, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 30%. No other partner accounted for over 10% of Partner Share during these periods.

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
Overview
We operate the Cardlytics advertising platform (the "Cardlytics platform") within our and our partners' digital channels, which include online, mobile applications, email, and various real-time notifications. Our partners predominantly include financial institution ("FI") partners which provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct to consumer, and grocery. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
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
We also operate the Bridg customer data platform (the "Bridg platform"), which utilizes anonymized point-of-sale data, including SKU-level purchase data, to enable marketers, in a privacy-safe manner, to perform analytics and anonymous targeted loyalty marketing and measure the impact of their marketing.

Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $28.2 million and $58.9 million during the three months ended June 30, 2020 and 2021, respectively, representing an increase of 109%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and Partner Share, was $39.5 million and $85.3 million during the three months ended June 30, 2020 and 2021, respectively, representing an increase of 116%. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $7.9 million and $23.2 million during the three months ended June 30, 2020 and 2021, respectively, representing an increase of 193%. Adjusted contribution, a non-GAAP measure that represents our revenue less our adjusted Partner Share and other third-party costs, was $12.4 million and $29.6 million during the three months ended June 30, 2020 and 2021, respectively, representing an increase of 139%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
Billings(1)	$39,521	$85,337	$45,816	116%	$107,297	$161,654	$54,357	51%
Consumer Incentives	11,299	26,484	15,185	134	33,566	49,571	16,005	48
Revenue	28,222	58,853	30,631	109	73,731	112,083	38,352	52
Adjusted Partner Share and other third-party costs(1)	15,820	29,223	13,403	85	40,950	58,112	17,162	42
Adjusted contribution(1)	12,402	29,630	17,228	139	32,781	53,971	21,190	65
Delivery costs	3,499	5,748	2,249	64	6,905	9,686	2,781	40
Deferred implementation costs	991	730	(261)	(26)	1,999	1,612	(387)	(19)
Gross profit	$7,912	$23,152	$15,240	193%	$23,877	$42,673	$18,796	79%
Net loss	$(19,758)	$(47,306)	$(27,548)	139%	$(33,289)	$(72,201)	$(38,912)	117%
Adjusted EBITDA(1)	$(7,693)	$(5,666)	$2,027	(26)%	$(11,676)	$(9,610)	$2,066	(18)%
(1)Billings, adjusted Partner Share and other third-party costs, adjusted contribution and adjusted EBITDA are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings, GAAP gross profit to adjusted contribution and and GAAP net loss to adjusted EBITDA.
During the three months ended June 30, 2020 and 2021, our net loss was $19.8 million and $47.3 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both our partners and marketers. On March 5, 2021, we acquired Dosh Holdings, Inc., and on May 5, 2021, we acquired Bridg, Inc. During the three and six months ended June 30, 2021, we incurred $14.2 million and $21.2 million of costs in connection with these acquisitions, respectively. During the three months ended June 30, 2020 and 2021, our net loss included stock-based compensation expense of $9.1 million and $13.3 million.
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
For the three months ended June 30, 2020 and 2021, our average monthly active users ("MAUs") were 157.2 million and 167.6 million, respectively, and our average revenue per user ("ARPU") for each period was $0.18 and $0.34, respectively. MAUs and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.
Partner Commitments
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period beginning on April 1, 2022.

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
Revenue growth for the three and six months ended June 30, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the six months ended June 30, 2020, we deferred $1.2 million of revenue and recorded credit losses expense of $1.3 million associated with billings to marketers that we believe are likely to be materially and adversely affected by the slowdown in economic activity resulting from the COVID-19 pandemic. During the first half of 2021, we saw continued recovery of both consumer spending as well as the advertising budgets of our clients. During the three and six months ended June 30, 2021, we saw continued recovery of both consumer spending as well as the advertising budgets of our clients; however many merchants continued to be impacted by labor shortages and disruptions in their supply chains. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.
Acquisitions
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.9 million of adjustments and escrows, and contingent consideration with a fair value of $230.9 million related to additional potential future payments. The potential payment within 30 days of the first anniversary of the acquisition (the "First Anniversary Payment") will be equal to 20 times the difference between the U.S. annualized recurring revenue ("ARR"), based on the month preceding the first anniversary and $12.5 million. The potential payment within 30 days of the second anniversary of the acquisition (the “Second Anniversary Payment”) will be equal to 15 times the difference between the ARR for customers as of the first anniversary based on the month preceding the second anniversary, and the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. At least 30% of the First Anniversary Payment and the Second Anniversary Payment will be in cash, with the remainder to be paid in cash or our common stock, at our option. If we choose to pay a portion of the First Anniversary Payment or Second Anniversary Payment in our common stock, the number of shares will be determined by dividing the amount of the payment by the trailing 20-day volume-weighted average price ending on the first anniversary date or second anniversary date, as applicable. We also assumed unvested options to purchase Bridg’s common stock and attributed $0.9 million of their fair value to the pre-combination service period. ARR is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".
On March 5, 2021, we completed the acquisition of Dosh Holdings, Inc. ("Dosh") for purchase consideration of $277.1 million in a combination of cash and common stock. The total purchase consideration consisted of a $150.0 million cash purchase price, subject to $6.2 million of adjustments and escrows; and $125.0 million of shares of our common stock at an agreed-upon price of $136.33 per share, subject to $7.6 million of fair value adjustments based upon our close date, for an acquisition date fair value of $117.4 million. In addition, we assumed unvested options to purchase Dosh’s common stock and attributed $3.6 million of their fair value to the pre-combination service period. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands, except ARPU)
Cardlytics MAUs	157,220	167,613	149,000	167,867
Cardlytics ARPU	$0.18	$0.34	$0.49	$0.66
Bridg ARR	$—	$12,511	$—	$12,511
Billings	$39,521	$85,337	$107,297	$161,654
Adjusted contribution	$12,402	$29,630	$32,781	$53,971
Adjusted EBITDA	$(7,693)	$(5,666)	$(11,676)	$(9,610)
Cardlytics Monthly Active Users
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
Cardlytics Average Revenue per User
We define ARPU as the total revenue generated in the applicable period calculated in accordance with generally accepted accounting principles in the United States ("GAAP"), divided by the average number of MAUs in the applicable period. We believe that ARPU is an indicator of the value of our relationships with our partners with respect to the Cardlytics platform.
Bridg Annualized Recurring Revenue
Consistent with the Bridg merger agreement, we define ARR as the annualized GAAP revenue of the final month in the period presented for the Bridg platform. ARR should not be considered in isolation from, or as an alternative to, revenue prepared in accordance with GAAP. We believe that ARR is an indicator of the Bridg platform’s ability to generate future revenue from existing clients.
Billings
Billings represents the gross amount billed to customers and marketers for advertising campaigns in order to generate revenue. Cardlytics platform billings is recognized gross of both Consumer Incentives and Partner Share. Cardlytics platform GAAP revenue is recognized net of Consumer Incentives and gross of Partner Share. Bridg platform billings is the same as Bridg platform GAAP revenue.
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

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure for the three and six months ended June 30, 2021 and 2020(in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$56,763	$2,090	$58,853	$109,993	$2,090	$112,083
Plus:
Consumer Incentives	26,484	—	26,484	49,571	—	49,571
Billings	$83,247	$2,090	$85,337	$159,564	$2,090	$161,654

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$28,222	$—	$28,222	$73,731	$—	$73,731
Plus:
Consumer Incentives	11,299	—	11,299	33,566	—	33,566
Billings	$39,521	$—	$39,521	$107,297	$—	$107,297
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
We use adjusted contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. Adjusted contribution is also used to determine the vesting of performance-based equity awards and is used to determine the achievement of quarterly and annual bonuses across our entire global employee base, including executives. We view adjusted contribution as an important operating measure of our financial results. We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted contribution should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted contribution should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted contribution may not necessarily be comparable to similarly titled measures presented by other companies. Refer to Note 12 - Segments to our condensed consolidated financial statements for further details on our adjusted contribution.

The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$56,763	$2,090	$58,853	$109,993	$2,090	$112,083
Minus:
Partner Share and other third-party costs	29,890	63	29,953	59,661	63	59,724
Delivery costs(1)	4,837	911	5,748	8,775	911	9,686
Gross profit	22,036	1,116	23,152	41,557	1,116	42,673
Plus:
Delivery costs(1)	4,837	911	5,748	8,775	911	9,686
Deferred implementation costs(2)	730	—	730	1,612	—	1,612
Adjusted contribution	$27,603	$2,027	$29,630	$51,944	$2,027	$53,971
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.5 million and $0.8 million for the three and six months ended June 30, 2021, respectively.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$29,890	$63	$29,953	$59,661	$63	$59,724
Minus:
Deferred implementation costs	730	—	730	1,612	—	1,612
Adjusted Partner Share and other third-party costs	$29,160	$63	$29,223	$58,049	$63	$58,112

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$28,222	$—	$28,222	$73,731	$—	$73,731
Minus:
Partner Share and other third-party costs	16,811	—	16,811	42,949	—	42,949
Delivery costs(1)	3,499	—	3,499	6,905	—	6,905
Gross profit	7,912	—	7,912	23,877	—	23,877
Plus:
Delivery costs(1)	3,499	—	3,499	6,905	—	6,905
Deferred implementation costs(2)	991	—	991	1,999	—	1,999
Adjusted contribution	$12,402	$—	$12,402	$32,781	$—	$32,781
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.4 million and $0.5 million for the three and six months ended June 30, 2020, respectively.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$16,811	$—	$16,811	$42,949	$—	$42,949
Minus:
Deferred implementation costs	991	—	991	1,999	—	1,999
Adjusted Partner Share and other third-party costs	$15,820	$—	$15,820	$40,950	$—	$40,950
Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency (loss) gain; deferred implementation costs; restructuring costs, acquisition and integration costs and change in fair value of contingent consideration. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency loss, deferred implementation costs, depreciation and amortization expense and stock-based compensation expense. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Net loss	$(45,328)	$(1,978)	$(47,306)	$(70,223)	$(1,978)	$(72,201)
Plus:
Interest expense, net	3,078	—	3,078	6,123	—	6,123
Depreciation and amortization expense	7,092	1,741	8,833	10,157	1,741	11,898
Stock-based compensation expense	13,179	158	13,337	20,427	158	20,585
Foreign currency gain	—	—	—	(319)	—	(319)
Deferred implementation costs	730	—	730	1,612	—	1,612
Acquisition and integration costs	14,114	68	14,182	21,144	68	21,212
Change in fair value of contingent consideration	1,480	—	1,480	1,480	—	1,480
Adjusted EBITDA	$(5,655)	$(11)	$(5,666)	$(9,599)	$(11)	$(9,610)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Net loss	$(19,758)	$—	$(19,758)	$(33,289)	$—	$(33,289)
Plus:
Interest expense (income), net	10	—	10	(274)	—	(274)
Depreciation and amortization expense	1,545	—	1,545	3,876	—	3,876
Stock-based compensation expense	9,108	—	9,108	13,233	—	13,233
Foreign currency loss	8	—	8	1,894	—	1,894
Deferred implementation costs	991	—	991	1,999	—	1,999
Restructuring costs	403	—	403	885	—	885
Adjusted EBITDA	$(7,693)	$—	$(7,693)	$(11,676)	$—	$(11,676)

Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	$28,222	$58,853	$73,731	$112,083
Costs and expenses:
Partner Share and other third-party costs	16,811	29,953	42,949	59,724
Delivery costs	3,499	5,748	6,905	9,686
Sales and marketing expense	10,405	17,063	21,373	30,265
Research and development expense	3,966	8,934	7,817	15,152
General and administrative expense	11,734	16,888	22,478	29,063
Acquisition and integration costs	—	14,182	—	21,212
Depreciation and amortization expense	1,545	8,833	3,876	11,898
Total costs and expenses	47,960	101,601	105,398	177,000
Operating loss	(19,738)	(42,748)	(31,667)	(64,917)
Other (expense) income:
Interest (expense) income, net	(10)	(3,078)	274	(6,123)
Foreign currency (loss) gain	(10)	—	(1,896)	319
Total other expense	(20)	(4,558)	(1,622)	(7,284)
Loss before income taxes	(19,758)	(47,306)	(33,289)	(72,201)
Income tax benefit	—	—	—	—
Net loss	$(19,758)	$(47,306)	$(33,289)	$(72,201)
Comparison of Three and Six Months Ended June 30, 2020 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Billings	$39,521	$85,337	$45,816	116%	$107,297	$161,654	$54,357	51%
Consumer incentives	11,299	26,484	15,185	134	33,566	49,571	16,005	48
Revenue	$28,222	$58,853	$30,631	109%	$73,731	$112,083	$38,352	52%
% of billings	71%	69%			69%	69%
The $30.6 million increase in revenue during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was comprised of a $45.8 million increase in billings and $15.2 million increase in Consumer Incentives. The billings increase was comprised of $42.5 million increase in sales to existing marketers and a $3.4 million increase in sales to new marketers. Consumer incentives grew at a higher rate than billings during the three months ended June 30, 2021 compared to three months ended June 30, 2020 primarily as a result of changes in advertiser mix and an increase in consumer incentives funded by partners through a reduction in Partner Share.

The $38.4 million increase in revenue during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was comprised of a $54.4 million increase in billings and $16.0 million increase in Consumer Incentives. The billings increase was comprised of $49.4 million increase in sales to existing marketers and a $5.0 million increase in sales to new marketers. Consumer incentives grew at a higher rate than billings during the three months ended June 30, 2021 compared to three months ended June 30, 2020 primarily as a result of changes in advertiser mix.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Partner Share and other third-party costs:
Adjusted Partner Share and other third-party costs	$15,820	$29,223	$13,403	85%	$40,950	$58,112	$17,162	42%
Deferred implementation costs	991	730	(261)	(26)%	1,999	1,612	(387)	(19)%
Total Partner Share and other third-party costs	$16,811	$29,954	$13,142	78%	$42,949	$59,724	$16,775	39%
% of revenue	60%	51%			58%	53%
Adjusted Partner Share and other third-party costs increased by $13.4 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increased revenue from sales of the Cardlytics platform and was offset by and an increase in consumer incentives funded by partners through a reduction in Partner Share. Deferred implementation costs decreased by $0.3 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a decrease in the amortization of certain platform features that reached the end of their estimated useful life.
Adjusted Partner Share and other third-party costs increased by $17.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increased revenue from sales of the Cardlytics platform and was offset by and an increase in consumer incentives funded by partners through a reduction in Partner Share. Deferred implementation costs decreased by $0.4 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a decrease in the amortization of certain platform features that reached the end of their estimated useful life.
Delivery Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Delivery costs	$3,499	$5,748	$2,249	64%	$6,905	$9,686	$2,781	40%
% of revenue	12%	10%			9%	9%
Delivery costs increased by $2.2 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to increased costs from our acquired businesses of $1.3 million, a $0.5 million increase in personnel costs associated with headcount and a $0.4 million increase in costs associated with hosting the Cardlytics platform for certain partners.
Delivery costs increased by $2.8 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to increased costs from our acquired businesses of $1.4 million, a $0.7 million increase in personnel costs associated with headcount, a $0.5 million increase in costs associated with hosting the Cardlytics platform for certain partners and a $0.2 million increase in stock-based compensation expense.

Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Sales and marketing expense	$10,405	$17,063	$6,658	64%	$21,373	$30,265	$8,892	42%
% of revenue	37%	29%			29%	27%
Sales and marketing expense increased by $6.7 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increased costs from our acquired businesses of $2.9 million, a $3.0 million increase in personnel costs associated with additional headcount, $0.5 million increase in stock-based compensation expense, a $0.2 million increase in marketing and a $0.1 million increase in personnel training.
Sales and marketing expense increased by $8.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increased costs from our acquired businesses of $3.7 million, a $3.6 million increase in personnel costs associated with additional headcount, a $1.6 million increase in stock-based compensation expense, a $0.2 million increase in marketing and a $0.2 million increase in personnel training, partially offset by a $0.4 million decrease in travel and entertainment.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Research and development expense	$3,966	$8,934	$4,968	125%	$7,817	$15,152	$7,335	94%
% of revenue	14%	15%			11%	14%
Research and development expense increased by $5.0 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increased costs from our acquired businesses of $2.3 million, a $2.1 million increase in personnel costs due to additional headcount, a $0.4 million increase in stock-based compensation expense and a $0.7 million increase in professional fees, partially offset by a $0.5 million increase in the amount of personnel costs and professional fees capitalized in connection with developing internal-use software.
Research and development expense increased by $7.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increased costs from our acquired businesses of $2.8 million, a $3.7 million increase in personnel costs due to additional headcount, a $1.2 million increase in stock-based compensation expense and a $0.7 million increase in professional fees, partially offset by a $1.1 million increase in the amount of personnel costs and professional fees capitalized in connection with developing internal-use software.
General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
General and administrative expense	$11,734	$16,888	$5,154	44%	$22,478	$29,063	$6,585	29%
% of revenue	42%	29%			30%	26%
General and administrative expense increased by $5.2 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increased costs from our acquired businesses of $3.3 million, a $0.8 million increase in personnel costs associated with additional headcount, a $0.6 million increase in software licensing cost, a $0.5 million increase in insurance premiums and a $0.2 million increase in professional fees, partially offset by a $0.2 million decrease in stock-based compensation expense.

General and administrative expense increased by $6.6 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increased costs from our acquired businesses of $3.6 million, a $1.4 million increase in personnel costs associated with additional headcount, a $0.7 million increase in software licensing cost, a $0.6 million increase in professional fees and a $0.5 million increase in stock-based compensation expense, partially offset by a $0.2 million decrease in taxes.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
Delivery costs	$357	$521	$164	46%	$532	$830	$298	56%
Sales and marketing expense	2,567	3,655	1,088	42	3,836	6,087	2,251	59
Research and development expense	1,401	2,448	1,047	75	2,004	3,962	1,958	98
General and administrative expense	4,783	6,713	1,930	40	6,861	9,706	2,845	41
Total stock-based compensation expense	$9,108	$13,337	$4,229	46%	$13,233	$20,585	$7,352	56%
% of revenue	32%	23%			18%	18%
Stock-based compensation expense increased by $4.2 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to $3.5 million expense related to our assumption of unvested options from our acquired businesses and RSU grants to employees of our acquired businesses. The remaining increase is primarily due to the impact of RSUs and PSUs granted in April 2021.
Stock-based compensation expense increased by $7.4 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to $3.8 million expense related to our assumption of unvested options and RSU grants to employees of our acquired businesses. The remaining increase is primarily due to the impact of RSUs and PSUs granted in April 2020 and April 2021.
Acquisition and integration costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Acquisition and integration costs	$—	14,182	14,182	n/a	$—	21,212	21,212	n/a
% of revenue	—%	24%			—%	19%
During the three months ended June 30, 2021 and six months ended June 30, 2021, we incurred $14.2 million and $21.2 million of costs in connection with the acquisitions of Dosh and Bridg. These amounts include $9.8 million of broker and insurance fees, $5.8 million of legal and accounting fees, $5.5 million of compensation and $0.1 million of travel and entertainment. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for additional information regarding these acquisitions.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Depreciation and amortization expense	$1,545	$8,833	$7,288	472%	$3,876	$11,898	$8,022	207%
% of revenue	5%	15%			5%	11%
Depreciation and amortization expense increased $7.3 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven by the increase of amortization of intangible assets related to the Dosh and Bridg acquisitions.
Depreciation and amortization expense increased $8.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by the increase of amortization of intangible assets related to the Dosh and Bridg acquisitions.
Interest (Expense) Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Interest expense	$(40)	$(3,183)	$(3,143)	n/a	$(80)	$(6,317)	$(6,237)	n/a
Interest income	30	104	74	n/a	354	193	(161)	(45)
Interest (expense), income net	$(10)	$(3,078)	$(3,068)	n/a	$274	$(6,123)	$(6,397)	n/a
% of revenue	—%	(5)%			—%	(5)%
Interest expense increased $3.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, driven by interest expense related to the Notes which were issued on September 22, 2020 and have an aggregate principal amount of $230.0 million bearing interest of 1.00%.
Interest expense increased $6.4 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by interest expense related to the Notes which were issued on September 22, 2020 and have an aggregate principal amount of $230.0 million bearing interest of 1.00%.
Foreign Currency (Loss) Gain

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Foreign currency (loss) gain	$(10)	$—	$10	(100)%	$(1,079)	$(830)	$249	(23)%
% of revenue	—%	—%			(3)%	(1)%
Foreign currency (loss) gain improved by less than $0.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to an increase in the value of the British pound relative to the U.S. dollar.
Foreign currency (loss) gain improved by $0.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2020	June 30, 2021
Cash and cash equivalents	$293,239	$250,603
Accounts receivable, net	81,249	73,468
Working capital(1)	304,317	75,484
Unused available borrowings	50,000	50,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in money market accounts and fully FDIC-insured demand deposit accounts. As of June 30, 2021, our demand deposit accounts earned up to a 0.50% annual rate of interest. As of June 30, 2021, $2.7 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through June 30, 2021, we have incurred accumulated net losses of $466.3 million since inception, including net losses of $33.3 million and $72.2 million for the six months ended June 30, 2020 and 2021, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, public offerings of our common stock, lines of credit, term loans and convertible senior notes. Through June 30, 2021, we have received net proceeds of $222.7 million from the issuance of convertible senior notes, net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $611.1 million from public equity offerings.
On May 5, 2021, we completed the acquisition of Bridg. As a part of this acquisition, we have agreed to make a First Anniversary Payment equal to 20 times the ARR based on the month preceding the anniversary, less $12.5 million, and a Second Anniversary Payment equal to 15 times the ARR for customers as of the first anniversary based on the month preceding the second anniversary, less the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option.
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
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2020	2021
Cash, cash equivalents and restricted cash — Beginning of period	$104,587	$293,349
Net cash used in operating activities	(3,406)	(27,510)
Net cash used in investing activities	(1,437)	(500,410)
Net cash received from financing activities	3,139	485,403
Effect of exchange rates on cash, cash equivalents and restricted cash	(588)	(118)
Cash, cash equivalents and restricted cash — End of period	$102,295	$250,603

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
We have made no borrowings or repayments on the 2018 Line of Credit during the six months ended June 30, 2021. As of June 30, 2021, we had no outstanding borrowings on our 2018 Line of Credit and had $50.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of June 30, 2021. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. We believe that we were in compliance with all financial covenants as of June 30, 2021.
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
Operating activities used $27.5 million of cash during the six months ended June 30, 2021, which reflected our net loss of $72.2 million and a $0.8 million change in our net operating assets and liabilities, partially offset by $43.9 million of non-cash charges. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, deferred implementation costs and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $10.2 million decrease in accounts receivable, partially offset by a $8.8 million decrease in Partner Share liability and a $2.8 million decrease in our Consumer Incentive liability. These decreases were primarily a result of significantly lower sales during the first half of 2021, primarily caused by seasonality, compared to the fourth quarter of 2020.
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
Investing activities used $3.4 million and $500.4 million in cash during the six months ended June 30, 2020 and 2021, respectively. Our investing cash flows during the six months ended June 30, 2021 primarily consisted of funds used for the acquisitions of Dosh and Bridg, purchases of technology hardware and the capitalization of costs to develop internal-use software. Our investing cash flows during six months ended June 30, 2020 primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
Financing Activities
Our cash flows from financing activities have primarily been composed of net proceeds from our borrowings under our debt facilities, the issuance of the Notes and the issuance of common stock.
Financing activities provided $485.4 million in cash during the six months ended June 30, 2021. During the six months ended June 30, 2021, we raised total gross proceeds of $500.5 million, or net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million from our public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share.
Financing activities provided $5.4 million in cash during the six months ended June 30, 2020. Our financing activities during this period primarily consisted of proceeds from the exercise of options to purchase shares of common stock.

Contractual Obligations & Commitments
During the first quarter of 2021, we recognized additional right-of-use assets and lease liabilities of $1.1 million and $1.5 million, respectively, which includes $0.2 million of new lease agreements related to data center expansion. Additionally, right-of-use assets and lease liabilities of $0.9 million and $1.3 million, respectively, were recorded upon the acquisition of Dosh and assumption of Dosh's existing lease agreements. During the second quarter of 2021, we recognized additional right-of-use assets and lease liabilities of $2.2 million and $2.2 million, respectively, which includes $1.3 million of new lease agreements related to data center expansion and $0.1 million related to the modification of pre-existing lease agreements. Additionally, right-of-use assets and lease liabilities of $0.5 million and $0.5 million, respectively, were recorded upon the acquisition of Bridg and assumption of Bridg's existing lease agreements.

During the second quarter of 2021, we amended our agreement with a certain FI partner regarding a minimum Partner Share commitment totaling $10.0 million over a 12-month period, which will begin on April 1, 2022.
Aside from the aforementioned lease agreements and FI partner agreement, there have been no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, the assumptions used in the valuation of acquired intangible assets of Dosh and Bridg, the assumptions used in the valuation of contingent consideration related to Bridg's potential first and second anniversary payments, and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 except as it relates to policies arising from our acquisitions of Dosh and Bridg. Refer to Note 2 - Significant Account Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of our critical accounting policies arising from our acquisitions of Dosh and Bridg.
Recent Accounting Pronouncements
Refer to Note 2 - Significant Account Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of recent accounting pronouncements.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 2.75%. As of June 30, 2021, the prime rate was 3.25% and a 10% increase in the current prime rate would, for example, result in a $0.1 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the six months ended June 30, 2020 and 2021, our operating expense would have increased by $0.4 million and $0.5 million, respectively. Our foreign currency risks related to expenses denominated in Indian rupees are insignificant.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of Dosh on March 5, 2021 and our acquisition of Bridg on May 5, 2021. As a result of the acquisitions, we have incorporated internal controls over significant processes specific to the acquisitions that we believe to be appropriate and necessary in consideration of the level of related integration. In accordance with our integration efforts, we plan to incorporate Dosh's and Bridg's operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our marketers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, marketers, partners and communities, our employees began working remotely in March 2020 and are still largely working from home. In addition, many of our marketers and prospective marketers, as well as our partners, are working remotely. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs that we cannot fully mitigate through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of marketers to renew at all or to renew at a reduced scope their agreements with us, requests from marketers for payment term deferrals as well as pricing concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on consumer spending, our marketers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel and employee work locations. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, marketers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain.
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
General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to continue to reduce or delay their marketing spending. For example, there has been an impact from the COVID-19 pandemic on spending by our marketers. We have also seen disruption in consumer spending in our data and it is impossible to predict the duration of the disruption. At this time, the potential impact on marketer spend and consumer spending from the COVID-19 pandemic is difficult to predict and, therefore, it is not possible to fully determine the impact on our future results. Historically, economic downturns have resulted in overall reductions in marketing spending. Alternatively, as the market recovers from the pandemic marketing spend may be volatile and unpredictable as certain industries recover at different speeds. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
In addition, our business may be materially and adversely affected by weak economic conditions in the industries that we serve. We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and entertainment, subscription services, direct-to-consumer, gas and grocery. All of these industries have been negatively impacted by the pandemic and certain precautions taken to control the pandemic. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, we cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot assure you that the market for services such as ours will experience growth or that we will experience growth.
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
•the revenue mix generated from the operations of Cardlytics, Inc. and Cardlytics, Inc.’s subsidiaries;
•decisions made by our FI partners to increase Consumer Incentives or use their Partners Share to fund their Consumer Incentives;

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
•seasonal trends in the marketing industry;
•competitive market position, including changes in the pricing policies of our competitors;
•exposure related to our international operations and foreign currency exchange rates;
•quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the COVID-19 pandemic;
•volatile recovery from the pandemic;
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
Our revenue increased 109% from $28.2 million in the three months ended June 30, 2020 to $58.9 million in the three months ended June 30, 2021. Our billings increased 116% from $39.5 million in the three months ended June 30, 2020 to $85.3 million in the three months ended June 30, 2021. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all. We expect revenue and billings growth rates will continue to be negatively impacted by the COVID-19 pandemic, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
Substantially, all of our revenue and billings during 2020 and 2021 was derived from sales of advertising via the Cardlytics platform. We have historically derived substantially all of our revenue and billings from our Cardlytics platform. Our operating results could suffer due to:
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
•FI partners developing their own technology to support purchase intelligence marketing or other incentive programs;
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During both the six months ended June 30, 2020 and 2021, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 30%. No other partner accounted for over 10% of Partner Share during these periods.
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
We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and entertainment, direct-to-consumer, gas and grocery, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industries. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industries. Our success in expanding sales of our solutions to marketers in new industries will depend on a variety of factors, including our ability to:
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
Our marketer base is concentrated with our top five marketers representing 33% and 34% for the six months ended June 30, 2020 and 2021, respectively.
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the six months ended June 30, 2020 and 2021, our top five marketers accounted for 33% and 34% of our revenue, respectively, with one marketer accounting for over 10% during each period. As of June 30, 2020, our top five marketers accounted for 38% of our accounts receivable with two different marketers representing over 10%. As of June 30, 2021 our top five marketers accounted for 40% of our accounts receivable with two different marketers each representing over 10%.
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
We leverage our FI partners’ purchase data and infrastructures to deliver our Cardlytics platform. We do not currently receive or have access to any personally identifiable information ("PII") from our FI partners, although we may obtain or have access to PII from our FI partners in the future as our business evolves. However, because of the interconnected nature of our infrastructure with that of our FI partners, there is a risk that third parties may attempt to gain access to our systems, or our FI partners’ systems through our systems, for the purpose of stealing sensitive or proprietary data, accessing sensitive information on our network, or disrupting our or their respective operations. Additionally, we receive and have access to PII as a result of other aspects of our business, including certain operations of Cardlytics, Inc.’s subsidiaries. In turn, we may be a more visible target for cyberattacks and/or physical breaches of our databases or data centers, and we may in the future suffer from such attacks or breaches. Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We also may be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues.
Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services could become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. In the event that our protection efforts are unsuccessful, and our systems are compromised such that a third-party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. In addition, due to the COVID-19 pandemic, we have transitioned the vast majority of our employees to work remotely, which may make us more vulnerable to cyberattacks. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources to protect against or in response to a security breach, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, dealing with regulatory scrutiny, and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, a breach of the security of our systems or data could materially harm our business, financial condition and operating results.
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
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. We are in the process of updating our platform. Any failure of, or delays in the performance (or in the case of the self-service tool, the rollout) of, our systems, could cause service interruptions or impaired system performance. Such failures in our systems could cause us to maximize our earning potential with respect to any given marketing campaign. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to higher redemptions, which may negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could adversely affect our business, financial condition or operating results, and further reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could also adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.

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
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period beginning on April 1, 2022.
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
The success of our acquisition of Dosh and Bridg will depend, in part, on our ability to integrate Dosh’s and Bridg’s operations and to realize the anticipated benefits, including annual net operating synergies and cost reductions from combining the businesses. These integrations may be complex and time-consuming.
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
•potential lost sales and customers if Dosh's or Bridg's partners or advertising clients decide not to do business with the combined company;
•issues associated with running a consumer-facing mobile application including proper notifications, rewards, and charges;
•potential lost sales and customers if our FI or advertising clients decide not to do business with the combined company;
•potential unknown liabilities and unforeseen expenses associated with the acquisitions; and
•performance shortfalls as a result of the diversion of management's attention caused by integrating the companies' operations;.
•Legal or regulatory hurdles regarding privacy or other data rights in the United States and abroad; and
•Unanticipated challenges in expanding the businesses in the United States and abroad.
In addition, acquisitions are inherently risky, and our due diligence processes in connection with the acquisition acquisitions may have failed to identify significant problems, liabilities or other shortcomings or challenges of Dosh’s or Bridg's business.
If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the acquisition could be adversely affected or could reduce our future earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common stock

We have a short operating history, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $19.8 million and $47.3 million in the three months ended June 30, 2020 and 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $466.3 million. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability..

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
We rely on several third parties to assist us in matching our anonymized identifiers with third-party identifiers. This matching process enables us to, among other things, use purchase intelligence to measure in-store and online campaign sales impact or provide marketers with valuable visibility into the behaviors of current or prospective customers both within and outside the context of their marketing efforts. If any of these key data providers were to withdraw or withhold their identifiers from us, our ability to provide our solutions could be adversely affected. Replacements for these third-party identifiers may not be available in a timely manner or under economically beneficial terms, or at all.
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
Our business is heavily dependent upon highly complex data processing capabilities. We contract with our primary third-party data center, located in Atlanta, Georgia, and our redundancy data center, located in Suwanee, Georgia, pursuant to agreements that expire in 2023, subject to earlier termination upon material breach and a failure to cure. If for any reason our arrangements with our third-party data centers or other data-hosting solutions are terminated, or if we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer that portion of our operations to new data center facilities or other data-hosting solutions, and we may incur significant costs and possible service interruption in connection with doing so. Further, protection of our third-party data centers or other data-hosting solutions against damage or interruption from fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is important to our continued success. Any damage to, or failure of, the systems of the data centers or other data-hosting solutions that we utilize, or of our own equipment located within such data centers, could result in interruptions to the availability or functionality of our solutions. In addition, the failure of the data centers or other data-hosting solutions that we utilize to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. Any damage to the data centers or other data-hosting solutions that we utilize, or to our own equipment located within such data centers, that causes loss of capacity or otherwise causes interruptions in our operations could materially adversely affect our ability to quickly and effectively respond to our marketers’ or partners’ requirements, which could result in loss of their confidence, adversely impact our ability to attract new marketers and/or partners and force us to expend significant resources. The occurrence of any such events could adversely affect our business, financial condition and operating results.
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
During the three months ended June 30, 2020 and 2021, we derived 9% and 8% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and a research and development and support office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
As of June 30, 2021, we had 605 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, integrate acquired businesses and their employees, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, financial condition and operating.
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

In addition, the GDPR includes restrictions on cross-border data transfers. A recent decision by the Court of Justice of the European Union (the “Schrems II” ruling), however, has invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. Companies to import personal information from Europe, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal information from the U.K. to the United States. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs. Given that, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may require further expenditures on local infrastructure, changes to internal business processes, or may otherwise affect or restrict sales and operations.
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

As of June 30, 2021, we had six issued patents and are pursuing twelve additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics,”and “Dosh,” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $161.47 through July 31, 2021. Factors that may affect the market price of our common stock include:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Issuances of Unregistered Securities
In connection with our acquisition of Dosh described above, we have authorized the issuance of 916,398 shares of our common stock to former equityholders of Dosh who were “accredited investors,” as that term is defined in the Securities Act in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. Of the shares of common stock authorized for the Dosh acquisition, 904,233 shares were issued during the three months ended June 30, 2021. Each of the Dosh equityholders receiving shares as part of the acquisition represented that they were acquiring such shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Such shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
Issuer Purchases of Equity Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1
Assumption Agreement and Seventh Amendment to Loan and Security Agreement, dated as of April 7, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender
X
10.2
Assumption Agreement and Eighth Amendment to Loan and Security Agreement, dated as of May 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender
X
10.3	Agreement and Plan of Merger, dated April 12, 2021, by and among Cardlytics, Inc., Bridg, Inc., Mr. T Merger Sub, Inc., and Shareholder Representative Services LLC					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	August 3, 2021	By:	/s/ Lynne M. Laube
Lynne M. Laube
Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2021	By:	/s/ Andrew Christiansen
Andrew Christiansen
Chief Financial Officer (Principal Financial and Accounting Officer)