Form 10-Q
period 2021-09-30
Cardlytics, Inc.
filed 2021-11-02
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, there were 33,269,151 shares outstanding of the registrant’s common stock, par value $0.0001.

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
•If we fail to identify and respond effectively to rapidly changing technology and industry needs, our solutions may become less competitive or obsolete.
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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	December 31, 2020	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$293,239	$237,372
Restricted cash	110	108
Accounts receivable, net	81,249	83,841
Other receivables	5,306	6,450
Prepaid expenses and other assets	5,687	7,761
Total current assets	385,591	335,532
Long-term assets:
Property and equipment, net	13,865	12,367
Right-of-use assets under operating leases, net	10,764	11,299
Intangible assets, net	447	130,692
Goodwill	—	718,952
Capitalized software development costs, net	6,299	11,734
Deferred implementation costs, net	3,785	1,442
Other long-term assets, net	1,786	2,563
Total assets	$422,537	$1,224,581
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,363	$3,806
Accrued liabilities:
Accrued compensation	7,582	10,705
Accrued expenses	5,502	6,054
Partner Share liability	37,457	35,285
Consumer Incentive liability	24,290	42,925
Deferred revenue	349	2,627
Current operating lease liabilities	4,718	5,589
Current finance lease liabilities	13	35
Current contingent consideration	—	167,430
Total current liabilities	81,274	274,456
Long-term liabilities:
Convertible senior notes, net	174,011	181,733
Long-term operating lease liabilities	9,381	7,800
Long-term finance lease liabilities	—	61
Long-term contingent consideration	—	71,232
Other long-term liabilities	679	679
Total liabilities	$265,345	$535,961
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 27,861 and 33,154 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively.	8	8
Additional paid-in capital	551,429	1,198,780
Accumulated other comprehensive (loss) income	(192)	615
Accumulated deficit	(394,053)	(510,783)
Total stockholders’ equity	157,192	688,620
Total liabilities and stockholders’ equity	$422,537	$1,224,581
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$46,079	$64,984	$119,810	$177,067
Costs and expenses:
Partner Share and other third-party costs	27,971	34,090	70,920	93,814
Delivery costs	3,498	6,390	10,403	16,076
Sales and marketing expense	11,432	16,733	32,805	46,998
Research and development expense	4,627	11,141	12,444	26,293
General and administration expense	12,757	20,073	35,235	49,136
Acquisition and integration costs	—	1,714	—	22,926
Change in fair value of contingent consideration	—	6,261	—	7,741
Depreciation and amortization expense	1,933	8,375	5,809	20,273
Total costs and expenses	62,218	104,777	167,616	283,257
Operating loss	(16,139)	(39,793)	(47,806)	(106,190)
Other (expense) income:
Interest expense, net	(283)	(3,193)	(9)	(9,316)
Foreign currency gain (loss)	1,066	(1,543)	(830)	(1,224)
Total other income (expense)	783	(4,736)	(839)	(10,540)
Loss before income taxes	(15,356)	(44,529)	(48,645)	(116,730)
Income tax benefit	—	—	—	—
Net loss	(15,356)	(44,529)	(48,645)	(116,730)
Net loss attributable to common stockholders	$(15,356)	$(44,529)	$(48,645)	$(116,730)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(1.35)	$(1.80)	$(3.67)
Weighted-average common shares outstanding, basic and diluted	27,343	33,101	27,048	31,802
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net loss	$(15,356)	$(44,529)	$(48,645)	$(116,730)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(951)	1,267	451	807
Total comprehensive loss	$(16,307)	$(43,262)	$(48,194)	$(115,923)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2021:

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2020	27,861	$8	$551,429	$(192)	$(394,053)	$157,192
Exercise of common stock options	113	—	1,930	—	—	1,930
Stock-based compensation	—	—	37,952	—	—	37,952
Settlement of restricted stock	393	—	—	—	—	—
Issuance of common stock	3,850	—	484,049	—	—	484,049
Issuance of common stock pursuant to the ESPP	21	—	1,637	—	—	1,637
Common stock purchase consideration for the acquisition of Dosh	916	—	117,349	—	—	117,349
Fair value of assumed Dosh options attributable to pre-combination service	—	—	3,593	—	—	3,593
Fair value of assumed Bridg options attributable to pre-combination service	—	—	841	—	—	841
Other comprehensive loss	—	—	—	807	—	807
Net loss	—	—	—	—	(116,730)	(116,730)
Balance – September 30, 2021	33,154	$8	$1,198,780	$615	$(510,783)	$688,620

Three Months Ended September 30, 2021:

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2021	33,023	$8	$1,181,290	$(652)	$(466,254)	$714,392
Exercise of common stock options	29	—	474	—	—	474
Stock-based compensation	—	—	17,016	—	—	17,016
Settlement of restricted stock	90	—	—	—	—	—
Common stock purchase consideration for the acquisition of Dosh	12	—	—	—	—	—
Other comprehensive income	—	—	—	1,267	—	1,267
Net loss	—	—	—	—	(44,529)	(44,529)
Balance – September 30, 2021	33,154	$8	$1,198,780	$615	$(510,783)	$688,620
See notes to the condensed consolidated financial statements

Nine Months Ended September 30, 2020:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2019	26,547	$8	$480,578	$1,312	$(338,631)	$143,267
Exercise of common stock options	324	—	6,371	—	—	6,371
Exercise of common stock warrants	9	—	—	—	—	—
Stock-based compensation	—	—	22,636	—	—	22,636
Settlement of restricted stock	518	—	—	—	—	—
Issuance of common stock pursuant to the ESPP	28	—	1,312	—	—	1,312
Issuance of Convertible Notes	—	—	51,416	—	—	51,416
Purchases of Capped Calls	—	—	(26,450)	—	—	(26,450)
Other comprehensive income	—	—	—	451	—	451
Net loss	—	—	—	—	(48,645)	(48,645)
Balance – September 30, 2020	27,426	$8	$535,863	$1,763	$(387,276)	$150,358

Three Months Ended September 30, 2020:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2020	27,275	$8	$499,663	$2,714	$(371,920)	$130,465
Exercise of common stock options	49	—	945	—	—	945
Stock-based compensation	—	—	10,289	—	—	10,289
Settlement of restricted stock	102	—	—	—	—	—
Issuance of Convertible Notes	—	—	51,416	—	—	51,416
Purchases of Capped Calls	—	—	(26,450)	—	—	(26,450)
Other comprehensive income	—	—	—	(951)	—	(951)
Net loss	—	—	—	—	(15,356)	(15,356)
Balance – September 30, 2020	27,426	$8	$535,863	$1,763	$(387,276)	$150,358

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2021
Operating activities
Net loss	$(48,645)	$(116,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	1,281	1,440
Depreciation and amortization	5,809	20,273
Amortization of financing costs charged to interest expense	290	701
Accretion of debt discount and non-cash interest expense	—	7,078
Amortization of right-of-use assets	2,639	3,770
Stock-based compensation expense	24,811	37,415
Change in fair value of contingent consideration	—	7,741
Other non-cash expense (income), net	1,166	1,275
Deferred implementation costs	3,640	2,343
Change in operating assets and liabilities:
Accounts receivable	25,010	(757)
Prepaid expenses and other assets	(1,412)	(1,296)
Accounts payable	115	42
Other accrued expenses	(6,871)	(2,626)
Partner Share liability	(15,479)	(2,171)
Consumer Incentive liability	(5,568)	3,534
Net cash used in operating activities	(13,214)	(37,968)
Investing activities
Acquisition of property and equipment	(2,691)	(2,145)
Acquisition of patents	(50)	(68)
Capitalized software development costs	(3,519)	(6,937)
Business acquisition, net of cash acquired	—	(494,131)
Net cash used in investing activities	(6,260)	(503,281)
Financing activities
Principal payments of debt	(17)	—
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $6,900	223,100	—
Purchase of capped calls related to convertible senior notes	(26,450)	—
Proceeds from issuance of common stock	6,380	486,163
Deferred equity issuance costs	—	(190)
Debt issuance costs	—	(200)
Net cash received from financing activities	203,013	485,773
Effect of exchange rates on cash, cash equivalents and restricted cash	(378)	(393)
Net increase (decrease) in cash, cash equivalents and restricted cash	183,161	(55,869)
Cash, cash equivalents, and restricted cash — Beginning of period	104,587	293,349
Cash, cash equivalents, and restricted cash — End of period	$287,748	$237,480

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2021
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$287,639	$237,372
Restricted cash	109	108
Total cash, cash equivalents and restricted cash — End of period	$287,748	$237,480

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$48	$2,308
Amounts accrued for issuance costs of convertible senior notes	$375	$—
Amounts accrued for purchase of Dosh	$—	$462
Amounts accrued for property and equipment and capitalized software development costs	$775	$1,016

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We operate an advertising platform within our and our partners' digital channels (the "Cardlytics platform"), which include online, mobile applications, email, and various real-time notifications. Our partners predominantly include financial institution ("FI") partners that provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct-to-consumer, gas and grocery. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
We also operate through (1) Dosh Holdings, LLC, a wholly owned and operated subsidiary in the United States, (2) Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales, and (3) Cardlytics Services India Private Limited, a wholly owned and operated subsidiary registered as a private limited company in India.
We also operate through Bridg, Inc. ("Bridg"), a wholly owned and operated subsidiary in the United States. Bridg is a customer-data platform (the "Bridg platform"), which utilizes anonymized point-of-sale data, including product-level purchase data, to enable marketers, in a privacy-safe manner, to perform analytics and anonymous targeted loyalty marketing and measure the impact of their marketing.
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
Acquisitions
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.8 million of adjustments and escrows, and contingent consideration with a fair value of $230.9 million related to additional potential future payments. The potential payment within 30 days of the first anniversary of the acquisition (the "First Anniversary Payment") will be equal to 20 times the difference between the U.S. annualized recurring revenue ("ARR"), based on the month preceding the first anniversary and $12.5 million. The potential payment within 30 days of the second anniversary of the acquisition (the “Second Anniversary Payment”) will be equal to 15 times the difference between the ARR for customers as of the first anniversary based on the month preceding the second anniversary, and the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. At least 30% of the First Anniversary Payment and the Second Anniversary Payment will be in cash, with the remainder to be paid in cash or our common stock, at our option. If we choose to pay a portion of the First Anniversary Payment or Second Anniversary Payment in our common stock, the number of shares will be determined by dividing the amount of the payment by the trailing 20-day volume-weighted average price ending on the first anniversary date or second anniversary date, as applicable. We also assumed unvested options to purchase Bridg’s common stock and attributed $0.8 million of their fair value to the pre-combination service period. ARR is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information.
On March 5, 2021, we completed the acquisition of Dosh Holdings, Inc. ("Dosh") for purchase consideration of $277.6 million in a combination of cash and common stock. The total purchase consideration consisted of a $150.0 million cash purchase price, subject to $6.6 million of adjustments and escrows, and $125.0 million of shares of our common stock at an agreed-upon price of $136.33 per share, subject to $7.6 million of fair value adjustments based upon our close date, for an acquisition date fair value of $117.4 million. In addition, we assumed unvested options to purchase Dosh’s common stock and attributed $3.6 million of their fair value to the pre-combination service period. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information.

Public Offering of Common Stock
On March 5, 2021, we closed a public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share for total gross proceeds of $500.5 million. We received total net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets of Dosh and Bridg, valuation of contingent consideration for Bridg, income tax including valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
Internal-Use Software Development Costs
During 2019, we began capitalizing costs related to the development of new technology for building and launching marketing campaigns. In March 2020, we redesigned certain elements of this project and wrote off development costs totaling $0.8 million recognized in depreciation and amortization expense on our condensed consolidated statement of operations.
Restructuring
During the first quarter of 2020, we began a strategic shift within our organization to increase productivity and optimize performance. This plan has resulted in severance and medical benefits totaling $0.4 million and $1.3 million during the three and nine months ended September 30, 2020, respectively. These charges are reflected on our condensed consolidated statement of operations as follows: $1.1 million in sales and marketing expense, $0.1 million general and administrative expense and $0.1 million in research and development expense for the nine months ended September 30, 2020. Severance and medical benefits of $0.5 million were paid to former employees through September 30, 2020.
As a part of our integration efforts with our acquired companies, we have continued to evaluate the optimal structure of the combined organization. As a result, during the nine months ended September 30, 2021 we have recognized $0.8 million in severance and medical benefits related to our acquisitions. These charges are reflected on our condensed consolidated statement of operations within acquisition and integration costs. Additionally, during the nine months ended September 30, 2021, we recognized $0.7 million of severance and medical benefits charges related to internal restructuring. These charges are reflected on our condensed consolidated statement of operations as follows: $0.1 million in delivery costs, $0.3 million in sales and marketing expense, and $0.3 million in research and development expense. We recognize these costs when the extent of our actions are determined and the costs can be estimated. As of September 30, 2021, $0.9 million of severance and medical benefits related to integration efforts and 2021 restructuring owed to former employees remains unpaid.
Impacts of COVID-19 Pandemic
The COVID-19 pandemic resulted in a global slowdown of economic activity that disrupted supply and demand for a broad variety of goods and services and consumer discretionary spending, including spending by consumers with our marketers. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Revenue growth for the three and nine months ended September 30, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the three and nine months ended September 30, 2021, we saw continued recovery of both consumer spending as well as the advertising budgets of our clients; however, many merchants continue to be impacted by labor shortages and disruptions in their supply chains. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.

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
Goodwill represents the purchase consideration of an acquired business that exceeds the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment by reporting unit annually as of October 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during the three and nine months ended September 30, 2021.
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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 will be effective for annual reporting periods beginning after December 15, 2021. We intend to adopt this standard using the modified retrospective method on January 1, 2022 and are currently evaluating its impact on our consolidated financial statements.

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
During the three and nine months ended September 30, 2021 we incurred $1.7 million and $22.9 million, respectively, of costs in connection with the acquisitions of Dosh and Bridg. These costs are included in acquisition and integration costs on our condensed consolidated statements of operations. Acquisition costs primarily represent diligence efforts, legal and advisory costs, broker fees and insurance premiums. Integration costs primarily represent integration-related employee compensation, advisory costs, and travel costs. The results of Dosh and Bridg have been included in the consolidated financial statements since their respective dates of acquisition. For the three and nine months ended September 30, 2021, Dosh and Bridg's combined revenue included in the consolidated statement of operations was approximately 9% and 7% of consolidated revenue, respectively. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
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

The following table presents the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful life (in years)
Trade name	$200	2.0
Developed technology	53,500	6.0
Merchant relationships	11,000	5.0
Acquisition of Dosh
On March 5, 2021, we completed our acquisition of Dosh for purchase consideration of $277.6 million, as presented below (in thousands):

March 5, 2021
Cash paid to common and preferred stockholders, warrant holders and vested option holders	$136,626
Cash paid to extinguish acquiree debt	16,574
Cash paid to settle pre-acquisition liabilities and acquiree deal-related costs	3,463
Fair value of common stock transferred	117,354
Fair value of assumed options attributable to pre-combination service	3,593
Total purchase consideration	$277,610
The following table presents the preliminary purchase consideration allocation recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

March 5, 2021
Cash and cash equivalents	$7,323
Accounts receivable and other assets	6,146
Intangible assets	78,500
Goodwill	204,888
Accounts payable and other liabilities	(4,146)
Consumer Incentive liability	(15,101)
Total purchase consideration	$277,610
The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings and of future growth expected from the labor force of Dosh. Goodwill is not expected to be deductible for income tax purposes. During the third quarter of 2021, we recorded a measurement period adjustment of $0.5 million of additional cash to be paid to Dosh common and preferred stockholders, warrant holders and vested option holders related to the finalization of net working capital amounts in accordance with the Dosh merger agreement.

The following table presents the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful life (in years)
Trade name	$2,500	3.0
Developed technology	36,000	6.0
Merchant relationships	21,000	5.0
Partner relationships	2,000	7.0
Card-linked subscriber user base	17,000	5.0
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

	Nine Months Ended September 30,
	2020	2021
Revenue	$142,382	$184,437
Net loss	$(80,776)	$(126,544)

4.     GOODWILL AND ACQUIRED INTANGIBLES
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows (in thousands):

Balance as of December 31, 2020	$—
Goodwill additions	718,952
Balance as of September 30, 2021	$718,952
Acquired intangible assets subject to amortization as of September 30, 2021 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$2,700	$(518)	$2,182	2.4
Developed technology	89,500	(7,084)	82,416	5.5
Merchant relationships	32,000	(3,296)	28,704	4.5
Partner relationships	2,000	(163)	1,837	6.4
Card-linked subscriber user base	17,000	(1,946)	15,054	4.4
Total other intangible assets	$143,200	$(13,007)	$130,193
Amortization expense of acquired intangibles for the three and nine months ended September 30, 2021 was $6.5 million and $13.0 million, respectively.
As of September 30, 2021, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2021 (remainder of year)	$6,497
2022	25,936
2023	25,870
2024	25,150
2025	25,002
Thereafter	21,738
Total expected future amortization expense	$130,193
5.     REVENUE
Cardlytics platform
The Cardlytics platform enables marketers to reach consumers through our partners' trusted and frequently visited online and mobile platform channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our partners’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $16.0 million and $33.4 million during the three months ended September 30, 2020 and 2021, respectively, and totaled $49.6 million and $83.0 million during the nine months ended September 30, 2020 and 2021, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our condensed consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share. Prior to March 31, 2021, we referred to Partner Share as FI Share.

We price our advertising campaigns predominantly in two ways: (1) Cost per Served Sale (“CPS”), and (2) Cost per Redemption (“CPR”).
•CPS. Our primary pricing model is CPS, which we created to meet the media-buying preferences of marketers. We generate revenue by charging a percentage of all purchases from the marketer by consumers who (1) are served marketing, and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS rates for marketers based on our expectation of the marketer’s return on advertising spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer.
•CPR. Under our CPR pricing model, marketers generally specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee for each purchase that we generate. We generally generate revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive, and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign.
The following table summarizes revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cost per Served Sale	$33,618	$41,494	$84,817	$116,969
Cost per Redemption	12,004	20,220	33,411	53,980
Other	457	361	1,582	1,119
Cardlytics platform revenue	$46,079	$62,075	$119,810	$172,068
Bridg platform
The Bridg platform generates revenue through the sale of subscriptions to our cloud-based customer-data platform and the delivery of professional services, such as implementation and onboarding. We recognize subscription revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. For non-recurring or variable services, revenue is recognized as services are delivered. Our subscription contracts are generally 6 to 36 months in duration and are generally billed in advance on a monthly, quarterly or annual basis.
Timing may differ between the satisfaction of contractual performance obligations to our customers and corresponding invoicing and cash inflows. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transformed to accounts receivable according to dates and periods per customer contract. Contract liabilities, or deferred revenue, are recorded for amounts collected in advance of the satisfaction of contractual performance obligations.
As of September 30, 2021, we had contract assets of $0.4 million included in accounts receivable, net on our condensed consolidated balance sheet. There were no impairments of contract assets during each of the three and nine months ended September 30, 2021. As of September 30, 2021, we had contract liabilities of $1.7 million included in deferred revenue on our condensed consolidated balance sheet.
The following table summarizes revenue from the Bridg platform (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Subscription revenue	$2,845	$4,844
Other revenue	64	155
Bridg platform revenue	$2,909	$4,999

A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following information represents the total transaction price for the remaining performance obligations as of September 30, 2021 related to non-cancelable contracts, excluding contracts of one year or less in duration, that is expected to be recognized over future periods. This includes deferred revenue on our condensed consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2021, we had $14.9 million of remaining performance obligations, of which $5.7 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
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
During the nine months ended September 30, 2021, we recognized additional right-of-use assets and lease liabilities of $4.4 million and $4.8 million, respectively. This includes $1.8 million of new lease agreements related to data center expansion, $0.3 million of new lease agreements related to office space expansion and $0.9 million related to the renewal or modification of pre-existing office space lease agreements. Additionally, right-of-use assets and lease liabilities of $1.4 million and $1.8 million, respectively, were recorded related to the acquisitions of Dosh and Bridg and assumption of their existing lease agreements. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information.
During the nine months ended September 30, 2020 and 2021, we made cash payments of $2.8 million and $5.7 million, respectively, for operating leases which are included in cash flows used in operating activities in our condensed consolidated statement of cash flows.
The following table summarizes activity related to our leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operating lease expense	$1,012	$1,530	$2,925	$4,122
Variable lease expense	198	206	670	651
Short-term lease expense	29	33	186	83

The following table presents our weighted average borrowing rate and weighted average lease term:

	September 30, 2020	September 30, 2021
Weighted average borrowing rate	3.4%	3.4%
Weighted average remaining lease term (years)	3.6	2.6

The following table summarizes future maturities of lease liabilities as of September 30, 2021 (in thousands):

Amount
2021 (remainder of year)	$1,573
2022	5,610
2023	4,265
2024	1,920
Thereafter	611
Total lease payments	13,979
Imputed interest	590
Total operating lease liabilities	$13,389
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
The Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. Cash paid for interest on the Notes totaled $2.3 million during the nine months ended September 30, 2021. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of September 30, 2021, thus the Notes are not convertible at the option of the holders during the quarter ending December 31, 2021. The Notes may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We currently intend to settle the principal amount of the Notes with cash.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands):

September 30, 2021
Principal	$230,000
Minus: Unamortized debt discount	(43,532)
Minus: Unamortized issuance costs	(4,735)
Net carrying amount of the liability component	$181,733

The net carrying amount of the equity component of the Notes was as follows (in thousands):

September 30, 2021
Proceeds allocated to the conversion options (debt discount)	$53,096
Minus: Issuance costs	(1,680)
Net carrying amount of the equity component	$51,416

Interest expense recognized related to the Notes is as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Contractual interest expense (due in cash)	$575	$1,725
Amortization of debt discount	2,398	7,078
Amortization of debt issuance costs	222	644
Total interest expense related to the Notes	$3,195	$9,447
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
We have made no borrowings or repayments on the 2018 Line of Credit during the nine months ended September 30, 2021. As of September 30, 2021, we had no outstanding borrowings on our 2018 Line of Credit and had $50.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of September 30, 2021. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. We believe that we are compliant with all financial covenants as of September 30, 2021.
8.     STOCK-BASED COMPENSATION
Our 2018 Equity Incentive Plan ("2018 Plan") became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Stock Plan ("2008 Plan"). Any awards granted under the 2008 Plan remain subject to the terms of our 2008 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2018 Plan. As of December 31, 2020, there were 1,222,316 shares of our common stock reserved for issuance under our 2018 Plan. The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 Plan increased by 1,393,040 shares on January 1, 2021.

The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Delivery costs	$365	$552	$897	$1,382
Sales and marketing expense	3,791	3,841	7,627	9,928
Research and development expense	1,510	3,170	3,514	7,132
General and administration expense	5,912	9,267	12,773	18,973
Total stock-based compensation expense	$11,578	$16,830	$24,811	$37,415
During the nine months ended September 30, 2020 and 2021, we capitalized $0.4 million and $0.5 million of stock-based compensation expense for software development, respectively.
Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. The following table summarizes changes in common stock options:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2020	513	$23.91
Exercised	(99)	18.94		$9,301
Canceled	(1)	22.05
Options outstanding and exercisable — September 30, 2021	413	$25.11	5.10	$24,297
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at September 30, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $83.94 per share closing price of our common stock as reported on the Nasdaq Global Market on September 30, 2021, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the nine months ended September 30, 2021 was $0.4 million. As of September 30, 2021, unamortized stock-based compensation expense related to unvested common stock options were less than $0.1 million, and the weighted-average period over which such stock-based compensation expense will be recognized was less than 0.1 years.
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

The following table summarizes changes in common stock options from the Bridg acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2020	—	$—
Assumed	22	8.46
Exercised	(3)	8.37		190
Options outstanding — September 30, 2021	19	8.48	6.95	1,463
Exercisable — September 30, 2021	3	$8.45	6.95	$191
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at September 30, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $83.94 per share closing price of our common stock as reported on the Nasdaq Global Market on September 30, 2021, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the nine months ended September 30, 2021 was $0.3 million. As of September 30, 2021, unamortized stock-based compensation expense related to unvested common stock options was $1.0 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.8 years.
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

The following table summarizes changes in common stock options from the Dosh acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2020	—	$—
Assumed	104	3.06
Exercised	(11)	3.06		$1,021
Forfeited	(41)	3.06
Canceled	—	—
Options outstanding — September 30, 2021	52	3.06	6.95	$4,211
Exercisable — September 30, 2021	19	$3.06	6.95	$1,539
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at September 30, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $83.94 per share closing price of our common stock as reported on the Nasdaq Global Market on September 30, 2021, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the nine months ended September 30, 2021 was $3.1 million. As of September 30, 2021, unamortized stock-based compensation expense related to unvested common stock options was $3.0 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 2.3 years.
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
Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2020	2,434	$32.49
Granted	736	116.06
Vested	(393)	36.24
Forfeited	(229)	55.95
Unvested — September 30, 2021	2,548	$53.94	2.92	$105,495
During the nine months ended September 30, 2021, we granted 561,619 RSUs to employees, which have vesting periods ranging from six months to four years.

Subsequent to September 30, 2021, we granted 145,293 RSUs to employees and executives, which have an annual vesting period of two to four years. Unamortized stock-based compensation expense related to these RSUs totaled $11.5 million.
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
The vesting conditions of each of the four tranches must be achieved within four years of the grant date. Upon a vesting event, 50% of the related tranche vests immediately, 25% of the related tranche vests six months after the achievement date and 25% of the related tranche vests 12 months after the achievement date. Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In August and November 2019, the compensation committee of our board of directors certified that the target minimum trailing 30-day average closing price of our common stock and target minimum cumulative adjusted EBITDA target over a trailing 12-month period, respectively, were achieved resulting in the immediate vesting of 50% of the related PSU tranches. In February 2020, 25% of the 30-day average closing price of our common stock PSU tranche vested upon the six-month anniversary of the tranche's achievement date and the remaining 25% of the tranche vested in August 2020 upon the twelve-month anniversary of the tranche's achievement date. In May 2020, 25% of the adjusted EBITDA tranche vested upon the six-month anniversary of the tranche's achievement date, and the remaining 25% of the tranche vested in November 2020 upon the twelve-month anniversary of the tranche's achievement date. In October 2021, the compensation committee of our board of directors certified that the target number of advertisers that were billed over a specified amount during a trailing 12-month period had been achieved resulting in the immediate vesting of 50% of the related PSU tranche.
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
In July 2021, we granted 34,344 performance-based restricted stock units ("Bridg PSUs") which have performance-based vesting conditions based on the achievement of a minimum ARR target by the first anniversary of the Bridg acquisition. Vesting is tied to the percentage of the ARR target achieved during the specified period with 50% of the units vesting between 80% - 99.999% achievement and 100% of the units vesting upon 100% achievement. If these percentages are not met, no Bridg PSUs will vest.
In September 2021, we granted 6,666 PSUs which have the same unmet vesting condition of the 2020 PSUs, 6,667 PSUs which have the same unmet revenue target vesting condition of the 2021 PSUs and 6,667 PSUs which have the same unmet different revenue target vesting condition of the 2021 PSUs as described above.
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
As of December 31, 2020, 474,120 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 278,608 shares on January 1, 2021. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the nine months ended September 30, 2021, we issued 20,861 shares under the 2018 ESPP.
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

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$167,430	$—
Long-term contingent consideration	—	—	71,232	—
Total liabilities	$—	$—	$238,662	$—

The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Beginning balance	$232,401	$—
Increase due to acquisition	—	230,921
Total loss included in net loss
Unrealized loss due to change in fair value	$6,261	$7,741
Ending balance	$238,662	$238,662
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
The following table summarizes key assumptions used for estimating the fair value of the contingent consideration:

September 30, 2021
Revenue volatility	20.0%
Revenue discount rate	3.9%
Weighted average cost of capital	12.5%
Common stock volatility	80.0%
Portion to be paid in cash	30.0%

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
The following table summarizes changes in deferred implementation costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Beginning balance	$6,384	$2,173	$8,383	$3,785
Amortization	(958)	(731)	(2,957)	(2,343)
Impairment	(683)	—	(683)	—
Ending balance	$4,743	$1,442	$4,743	$1,442
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

11.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2020 and 2021 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of September 30, 2020 and 2021 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	September 30,
	2020	2021
Common stock options	658	484
Convertible Senior Notes	2,701	2,701
Unvested restricted stock units	2,545	2,548
Common stock issuable pursuant to the ESPP	26	19
12.     SEGMENTS
As of September 30, 2021, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cardlytics platform
Adjusted contribution	$19,749	$28,877	$52,530	$80,821
Plus: Adjusted Partner Share and other third-party costs(1)	26,330	33,198	67,280	91,247
Revenue	$46,079	$62,075	$119,810	$172,068
Bridg platform
Adjusted contribution	$—	$2,748	$—	$4,775
Plus: Adjusted Partner Share and other third-party costs(1)	—	161	—	224
Revenue	$—	$2,909	$—	$4,999
Total
Adjusted contribution	$19,749	$31,625	$52,530	$85,596
Plus: Adjusted Partner Share and other third-party costs(1)	26,330	33,359	67,280	91,471
Revenue	$46,079	$64,984	$119,810	$177,067
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
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Adjusted contribution	$19,749	$31,625	$52,530	$85,596
Minus:
Deferred implementation costs(1)	1,641	731	3,640	2,343
Delivery costs	3,498	6,390	10,403	16,076
Sales and marketing expense	11,432	16,733	32,805	46,998
Research and development expense	4,627	11,141	12,444	26,293
General and administration expense	12,757	20,073	35,235	49,136
Acquisition and integration costs	—	1,714	—	22,926
Change in fair value of contingent consideration	—	6,261	—	7,741
Depreciation and amortization expense	1,933	8,375	5,809	20,273
Total other (income) expense	(783)	4,736	839	10,540
Loss before income taxes	$(15,356)	$(44,529)	$(48,645)	$(116,730)
(1)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.
The following tables provide geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue:
United States	$43,462	$60,168	$110,240	$163,430
United Kingdom	2,617	4,816	9,570	13,637
Total	$46,079	$64,984	$119,810	$177,067

	December 31, 2020	September 30, 2021
Property and equipment, net:
United States	$9,549	$8,536
United Kingdom	4,162	3,710
India	154	121
Total	$13,865	$12,367
Capital expenditures within the United Kingdom and India totaled $1.3 million and $0.7 million during the nine months ended September 30, 2020 and 2021, respectively.

Concentrations of Risk
Cash and Cash Equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of our cash and cash equivalents are held in fully FDIC-insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held with six financial institutions, which we believe are of high credit quality.
Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During each of the nine months ended September 30, 2020 and 2021, our top five marketers accounted for 40% and 33% of our revenue, respectively, with one marketer accounting for over 10% during each period. As of September 30, 2020 and 2021, our top five marketers accounted for 45% and 28% of our accounts receivable, respectively, with one marketer representing over 10% for each period.
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
During both the nine months ended September 30, 2020 and 2021, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 30%. No other partner accounted for over 10% of Partner Share during these periods.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; anticipated benefits of our acquisitions of Dosh and Bridg; potential payments under the Merger Agreement with Bridg; anticipated Partner Share commitment shortfall penalty; and the uncertain negative impacts that COVID-19 may have on our business, financial condition, results of operations and changes in overall level of spending and volatility in the global economy. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We operate the Cardlytics advertising platform (the "Cardlytics platform") within our and our partners' digital channels, which include online, mobile applications, email, and various real-time notifications. Our partners predominantly include financial institution ("FI") partners that provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to this aggregation of purchase data, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, telecommunications, subscription services, direct to consumer, and grocery. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
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
We also operate the Bridg customer-data platform (the "Bridg platform"), which utilizes anonymized point-of-sale data, including product-level purchase data, to enable marketers, in a privacy-safe manner, to perform analytics and anonymous targeted loyalty marketing and measure the impact of their marketing.

Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $46.1 million and $65.0 million during the three months ended September 30, 2020 and 2021, respectively, representing an increase of 41%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and Partner Share, was $62.1 million and $98.4 million during the three months ended September 30, 2020 and 2021, respectively, representing an increase of 59%. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $14.6 million and $24.5 million during the three months ended September 30, 2020 and 2021, respectively, representing an increase of 68%. Adjusted contribution, a non-GAAP measure that represents our revenue less our adjusted Partner Share and other third-party costs, was $19.7 million and $31.6 million during the three months ended September 30, 2020 and 2021, respectively, representing an increase of 60%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
Billings(1)	$62,093	$98,448	$36,355	59%	$169,390	$260,102	$90,712	54%
Consumer Incentives	16,014	33,464	17,450	109	49,580	83,035	33,455	67
Revenue	46,079	64,984	18,905	41	119,810	177,067	57,257	48
Adjusted Partner Share and other third-party costs(1)	26,330	33,359	7,029	27	67,280	91,471	24,191	36
Adjusted contribution(1)	19,749	31,625	11,876	60	52,530	85,596	33,066	63
Delivery costs	3,498	6,390	2,892	83	10,403	16,076	5,673	55
Deferred implementation costs	1,641	731	(910)	(55)	3,640	2,343	(1,297)	(36)
Gross profit	$14,610	$24,504	$9,894	68%	$38,487	$67,177	$28,690	75%
Net loss	$(15,356)	$(44,529)	$(29,173)	190%	$(48,645)	$(116,730)	$(68,085)	140%
Adjusted EBITDA(1)	$(596)	$(5,169)	$(4,573)	767%	$(12,273)	$(14,779)	$(2,506)	20%
(1)Billings, adjusted Partner Share and other third-party costs, adjusted contribution and adjusted EBITDA are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings, GAAP gross profit to adjusted contribution and and GAAP net loss to adjusted EBITDA.
During the three months ended September 30, 2020 and 2021, our net loss was $15.4 million and $44.5 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both our partners and marketers. On March 5, 2021, we acquired Dosh Holdings, Inc., and on May 5, 2021, we acquired Bridg, Inc. During the three and nine months ended September 30, 2021, we incurred $1.7 million and $22.9 million of costs in connection with these acquisitions, respectively. During the three months ended September 30, 2020 and 2021, our net loss included stock-based compensation expense of $11.6 million and $16.8 million, respectively.
FI Partners
Our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association (“Wells Fargo”), as well as many other national and regional financial institutions, including several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. Wells Fargo began a phased launch of our platform in the fourth quarter of 2019 that was completed in the second quarter of 2020. U.S. Bank, National Association began a phased launch of our platform in the first quarter of 2021 that was completed in the third quarter of 2021.
For the three months ended September 30, 2020 and 2021, our average monthly active users ("MAUs") were 161.6 million and 170.6 million, respectively, and our average revenue per user ("ARPU") for each period was $0.29 and $0.36, respectively. MAUs and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.

Partner Commitments
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period beginning on April 1, 2022.
Impacts of COVID-19 Pandemic
The COVID-19 pandemic resulted in a global slowdown of economic activity that disrupted supply and demand for a broad variety of goods and services and consumer discretionary spending, including spending by consumers with our marketers. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Revenue growth for the three and nine months ended September 30, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solution. During the three and nine months ended September 30, 2021, we saw continued recovery of both consumer spending as well as the advertising budgets of our clients; however many merchants continued to be impacted by labor shortages and disruptions in their supply chains. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.
Acquisitions
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.8 million of adjustments and escrows, and contingent consideration with a fair value of $230.9 million related to additional potential future payments. The potential payment within 30 days of the first anniversary of the acquisition (the "First Anniversary Payment") will be equal to 20 times the difference between the U.S. annualized recurring revenue ("ARR"), based on the month preceding the first anniversary and $12.5 million. The potential payment within 30 days of the second anniversary of the acquisition (the “Second Anniversary Payment”) will be equal to 15 times the difference between the ARR for customers as of the first anniversary based on the month preceding the second anniversary, and the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. At least 30% of the First Anniversary Payment and the Second Anniversary Payment will be in cash, with the remainder to be paid in cash or our common stock, at our option. If we choose to pay a portion of the First Anniversary Payment or Second Anniversary Payment in our common stock, the number of shares will be determined by dividing the amount of the payment by the trailing 20-day volume-weighted average price ending on the first anniversary date or second anniversary date, as applicable. We also assumed unvested options to purchase Bridg’s common stock and attributed $0.8 million of their fair value to the pre-combination service period. ARR is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".
On March 5, 2021, we completed the acquisition of Dosh Holdings, Inc. ("Dosh") for purchase consideration of $277.6 million in a combination of cash and common stock. The total purchase consideration consisted of a $150.0 million cash purchase price, subject to $6.6 million of adjustments and escrows; and $125.0 million of shares of our common stock at an agreed-upon price of $136.33 per share, subject to $7.6 million of fair value adjustments based upon our close date, for an acquisition date fair value of $117.4 million. In addition, we assumed unvested options to purchase Dosh’s common stock and attributed $3.6 million of their fair value to the pre-combination service period. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands, except ARPU)
Cardlytics MAUs	161,570	170,599	153,190	167,469
Cardlytics ARPU	$0.29	$0.36	$0.78	$1.03
Bridg ARR	$—	$12,734	$—	$12,734
Billings	$62,093	$98,448	$169,390	$260,102
Adjusted contribution	$19,749	$31,625	$52,530	$85,596
Adjusted EBITDA	$(596)	$(5,169)	$(12,273)	$(14,779)
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

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$46,079	$—	$46,079	$62,075	$2,909	$64,984
Plus:
Consumer Incentives	16,014	—	16,014	33,464	—	33,464
Billings	$62,093	$—	$62,093	$95,539	$2,909	$98,448

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$119,810	$—	$119,810	$172,068	$4,999	$177,067
Plus:
Consumer Incentives	49,580	—	49,580	83,035	—	83,035
Billings	$169,390	$—	$169,390	$255,103	$4,999	$260,102
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

The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$46,079	$—	$46,079	$62,075	$2,909	$64,984
Minus:
Partner Share and other third-party costs	27,971	—	27,971	33,929	161	34,090
Delivery costs(1)	3,498	—	3,498	4,777	1,613	6,390
Gross profit	14,610	—	14,610	23,369	1,135	24,504
Plus:
Delivery costs(1)	3,498	—	3,498	4,777	1,613	6,390
Deferred implementation costs(2)	1,641	—	1,641	731	—	731
Adjusted contribution	$19,749	$—	$19,749	$28,877	$2,748	$31,625
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.4 million and $0.6 million for the three months ended September 30, 2020 and 2021, respectively.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$27,971	$—	$27,971	$33,929	$161	$34,090
Minus:
Deferred implementation costs	1,641	—	1,641	731	—	731
Adjusted Partner Share and other third-party costs	$26,330	$—	$26,330	$33,198	$161	$33,359

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$119,810	$—	$119,810	$172,068	$4,999	$177,067
Minus:
Partner Share and other third-party costs	70,920	—	70,920	93,590	224	93,814
Delivery costs(1)	10,403	—	10,403	13,552	2,524	16,076
Gross profit	38,487	—	38,487	64,926	2,251	67,177
Plus:
Delivery costs(1)	10,403	—	10,403	13,552	2,524	16,076
Deferred implementation costs(2)	3,640	—	3,640	2,343	—	2,343
Adjusted contribution	$52,530	$—	$52,530	$80,821	$4,775	$85,596
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.9 million and $1.4 million for the nine months ended September 30, 2020 and 2021, respectively.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$70,920	$—	$70,920	$93,590	$224	$93,814
Minus:
Deferred implementation costs	3,640	—	3,640	2,343	—	2,343
Adjusted Partner Share and other third-party costs	$67,280	$—	$67,280	$91,247	$224	$91,471
Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency gain (loss); deferred implementation costs; restructuring costs, acquisition and integration costs and change in fair value of contingent consideration. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency (gain) loss, deferred implementation costs, depreciation and amortization expense and stock-based compensation expense. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Net loss	$(15,356)	$—	$(15,356)	$(39,473)	$(5,056)	$(44,529)
Plus:
Interest expense, net	283	—	283	3,193	—	3,193
Depreciation and amortization expense	1,933	—	1,933	5,554	2,821	8,375
Stock-based compensation expense	11,578	—	11,578	15,627	1,203	16,830
Foreign currency (gain) loss	(1,066)	—	(1,066)	1,543	—	1,543
Deferred implementation costs	1,641	—	1,641	731	—	731
Restructuring costs	391	—	391	713	—	713
Acquisition and integration costs	—	—	—	1,620	94	1,714
Change in fair value of contingent consideration	—	—	—	6,261	—	6,261
Adjusted EBITDA	$(596)	$—	$(596)	$(4,231)	$(938)	$(5,169)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2021
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Net loss	$(48,645)	$—	$(48,645)	$(109,696)	$(7,034)	$(116,730)
Plus:
Interest expense, net	8	—	8	9,316	—	9,316
Depreciation and amortization expense	5,809	—	5,809	15,712	4,561	20,273
Stock-based compensation expense	24,811	—	24,811	36,054	1,361	37,415
Foreign currency loss	828	—	828	1,224	—	1,224
Deferred implementation costs	3,640	—	3,640	2,343	—	2,343
Restructuring costs	1,276	—	1,276	713	—	713
Acquisition and integration costs	—	—	—	22,765	161	22,926
Change in fair value of contingent consideration	—	—	—	7,741	—	7,741
Adjusted EBITDA	$(12,273)	$—	$(12,273)	$(13,828)	$(951)	$(14,779)

Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$46,079	$64,984	$119,810	$177,067
Costs and expenses:
Partner Share and other third-party costs	27,971	34,090	70,920	93,814
Delivery costs	3,498	6,390	10,403	16,076
Sales and marketing expense	11,432	16,733	32,805	46,998
Research and development expense	4,627	11,141	12,444	26,293
General and administrative expense	12,757	20,073	35,235	49,136
Acquisition and integration costs	—	1,714	—	22,926
Change in fair value of contingent consideration	—	6,261	—	7,741
Depreciation and amortization expense	1,933	8,375	5,809	20,273
Total costs and expenses	62,218	104,777	167,616	283,257
Operating loss	(16,139)	(39,793)	(47,806)	(106,190)
Other (expense) income:
Interest expense, net	(283)	(3,193)	(9)	(9,316)
Foreign currency gain (loss)	1,066	(1,543)	(830)	(1,224)
Total other income (expense)	783	(4,736)	(839)	(10,540)
Loss before income taxes	(15,356)	(44,529)	(48,645)	(116,730)
Income tax benefit	—	—	—	—
Net loss	$(15,356)	$(44,529)	$(48,645)	$(116,730)
Comparison of Three and Nine Months Ended September 30, 2020 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Billings	$62,093	$98,448	$36,355	59%	$169,390	$260,102	$90,712	54%
Consumer Incentives	16,014	33,464	17,450	109	49,580	83,035	33,455	67
Revenue	$46,079	$64,984	$18,905	41%	$119,810	$177,067	$57,257	48%
% of billings	74%	66%			71%	68%
The $18.9 million increase in revenue during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was comprised of a $36.4 million increase in billings, offset by a $17.5 million increase in Consumer Incentives. The billings increase was comprised of $26.1 million increase in sales to existing marketers and $10.3 million in sales to new marketers in 2021. Consumer Incentives grew at a higher rate than billings during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily as a result of changes in advertiser mix and an increase in Consumer Incentives funded by partners through a reduction in Partner Share.

The $57.3 million increase in revenue during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was comprised of a $90.7 million increase in billings, offset by a $33.5 million increase in Consumer Incentives. The billings increase was comprised of $71.8 million increase in sales to existing marketers and $18.9 million in sales to new marketers in 2021. Consumer incentives grew at a higher rate than billings during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as a result of changes in advertiser mix.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Partner Share and other third-party costs:
Adjusted Partner Share and other third-party costs	$26,330	$33,359	$7,029	27%	$67,280	$91,471	$24,191	36%
Deferred implementation costs	1,641	731	(910)	(55)%	3,640	2,343	(1,297)	(36)%
Total Partner Share and other third-party costs	$27,971	$34,090	$6,119	22%	$70,920	$93,814	$22,894	32%
% of revenue	61%	52%			59%	53%
Adjusted Partner Share and other third-party costs increased by $7.0 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increased revenue from sales of the Cardlytics platform and was offset by an increase in Consumer Incentives funded by partners through a reduction in Partner Share. Deferred implementation costs decreased by $0.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a $0.7 million write off of a certain user interface enhancement that was recognized during the three months ended September 30, 2020 upon notification from one of our FI partners of its planned discontinued use with the remainder due to a decrease in the amortization of certain platform features that reached the end of their estimated useful life.
Adjusted Partner Share and other third-party costs increased by $24.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increased revenue from sales of the Cardlytics platform and was offset by an increase in Consumer Incentives funded by partners through a reduction in Partner Share. Deferred implementation costs decreased by $1.3 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $0.7 million write off of a certain user interface enhancement that was recognized during the nine months ended September 30, 2020 upon notification from one of our FI partners of its planned discontinued use with the remainder due to a decrease in the amortization of certain platform features that reached the end of their estimated useful life.
Delivery Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Delivery costs	$3,498	$6,390	$2,892	83%	$10,403	$16,076	$5,673	55%
% of revenue	8%	10%			9%	9%
Delivery costs increased by $2.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increased costs from our acquired businesses of $2.0 million, inclusive of $0.1 million of stock-based compensation for employees of our acquired businesses. The remaining increase relates to a $0.4 million increase in personnel costs associated with headcount, a $0.1 million increase in stock-based compensation expense and a $0.4 million increase in costs associated with hosting the Cardlytics platform for certain partners.
Delivery costs increased by $5.7 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to increased costs from our acquired businesses of $3.4 million, inclusive of $0.2 million of stock-based compensation for employees of our acquired businesses. The remaining increase relates to a $1.0 million increase in personnel costs associated with headcount, a $1.0 million increase in costs associated with hosting the Cardlytics platform for certain partners and a $0.3 million increase in stock-based compensation expense.

Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Sales and marketing expense	$11,432	$16,733	$5,301	46%	$32,805	$46,998	$14,193	43%
% of revenue	25%	26%			27%	27%
Sales and marketing expense increased by $5.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increased costs from our acquired businesses of $3.3 million, inclusive of $1.1 million of stock-based compensation for employees of our acquired businesses. The remaining increase relates to a $2.5 million increase in personnel costs associated with additional headcount, a $0.2 million increase in marketing and a $0.3 million increase in personnel training, partially offset by a $1.0 million decrease in stock-based compensation expense.
Sales and marketing expense increased by $14.2 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increased costs from our acquired businesses of $7.0 million, inclusive of $1.8 million of stock-based compensation for employees of our acquired businesses. The remaining increase relates to a $6.0 million increase in personnel costs associated with additional headcount, a $0.5 million increase in stock-based compensation expense, a $0.4 million increase in marketing and a $0.3 million increase in personnel training.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Research and development expense	$4,627	$11,141	$6,514	141%	$12,444	$26,293	$13,849	111%
% of revenue	10%	17%			10%	15%
Research and development expense increased by $6.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increased costs from our acquired businesses of $3.2 million, inclusive of $0.7 million of stock-based compensation for employees of our acquired businesses. The remaining increase relates to a $1.7 million increase in personnel costs due to additional headcount, a $1.0 million increase in stock-based compensation expense, a $0.3 million increase in professional fees and a $0.3 million increase in software licenses.
Research and development expense increased by $13.8 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increased costs from our acquired businesses of $6.0 million, inclusive of $1.4 million of stock-based compensation for employees of our acquired businesses. The remaining increase relates to a $4.7 million increase in personnel costs due to additional headcount, a $2.2 million increase in stock-based compensation expense, a $0.6 million increase in professional fees and a $0.3 million increase in software licenses.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
General and administrative expense	$12,757	$20,073	$7,316	57%	$35,235	$49,136	$13,901	39%
% of revenue	28%	31%			29%	28%
General and administrative expense increased by $7.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increased costs from our acquired businesses of $5.9 million, inclusive of $4.3 million of stock-based compensation for employees of our acquired businesses. The remaining increase relates to a $0.8 million increase in personnel costs associated with additional headcount, a $0.8 million increase in software licensing cost, a $0.2 million increase in insurance premiums, a $0.1 million increase related to events, a $0.1 million increase related to travel costs and a $0.3 million increase in professional fees, partially offset by a $0.9 million decrease in stock-based compensation expense.

General and administrative expense increased by $13.9 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increased costs from our acquired businesses of $9.4 million, inclusive of $6.5 million of stock-based compensation for employees of our acquired businesses. The remaining increase relates to a $2.1 million increase in personnel costs associated with additional headcount, a $1.4 million increase in software licensing cost, a $0.8 million increase in professional fees and a $0.5 million increase in insurance premiums, partially offset by a $0.3 million decrease in stock-based compensation expense.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
Delivery costs	$365	$552	$187	51%	$897	$1,382	$485	54%
Sales and marketing expense	3,791	3,841	50	1	7,627	9,928	2,301	30
Research and development expense	1,510	3,170	1,660	110	3,514	7,132	3,618	103
General and administrative expense	5,912	9,267	3,355	57	12,773	18,973	6,200	49
Total stock-based compensation expense	$11,578	$16,830	$5,252	45%	$24,811	$37,415	$12,604	51%
% of revenue	32%	26%			18%	21%
Stock-based compensation expense increased by $5.3 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to $6.1 million expense related to our assumption of unvested options from our acquired businesses and RSU and PSU grants to employees of our acquired businesses, a $1.7 million increase related to our 2021 PSUs and other RSUs granted in April 2021, partially offset by a $2.5 million decrease of stock-based compensation for bonus and commissions in lieu of cash incentive compensation.
Stock-based compensation expense increased by $12.6 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to $9.9 million expense related to our assumption of unvested options and RSU and PSU grants to employees of our acquired businesses, a $6.9 million increase related to 2020 PSUs, 2021 PSUs and other RSUs granted in April 2020 and April 2021, partially offset by a $4.2 million decrease of stock-based compensation for bonus and commissions in lieu of cash incentive compensation.
Acquisition and integration costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Acquisition and integration costs	$—	$1,714	$1,714	n/a	$—	$22,926	$22,926	n/a
% of revenue	—%	3%			—%	13%
During the three and nine months ended September 30, 2021, we incurred $1.7 million and $22.9 million of costs, respectively, in connection with the acquisitions of Dosh and Bridg. For the nine months ended September 30, 2021, these amounts include $9.8 million of broker and insurance fees, $7.4 million of legal and accounting fees, $5.6 million of severances and incentive compensation and $0.1 million of travel costs. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for additional information regarding these acquisitions.

Change in fair value of contingent consideration

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$—	$6,261	6,261	n/a	$—	$7,741	7,741	n/a
% of revenue	—%	3%			—%	13%
During the three and nine months ended September 30, 2021, we recognized $6.3 million and $7.7 million of changes, respectively, in the fair value of contingent consideration related to our acquisition of Bridg. Refer to Note 9—Fair Value Measurement to our condensed consolidated financial statements for additional information regarding the contingent consideration.
Depreciation and Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Depreciation and amortization expense	$1,933	$8,375	$6,442	333%	$5,809	$20,273	$14,464	249%
% of revenue	4%	13%			5%	11%
Depreciation and amortization expense increased $6.4 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by the increase of amortization of intangible assets related to the Dosh and Bridg acquisitions.
Depreciation and amortization expense increased $14.5 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by the increase of amortization of intangible assets related to the Dosh and Bridg acquisitions.
Interest (Expense) Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Interest expense	$(311)	$(3,245)	$(2,934)	943%	$(391)	$(9,562)	$(9,171)	2,346%
Interest income	27	52	25	93%	381	246	(135)	(35)%
Interest expense	$(283)	$(3,193)	$(2,910)	1,028%	$(9)	$(9,316)	$(9,307)	103,411%
% of revenue	(1)%	(5)%			—%	(5)%
Interest expense increased $2.9 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by interest expense related to the Notes which were issued on September 22, 2020 and have an aggregate principal amount of $230.0 million bearing interest of 1.00%.
Interest expense increased $9.3 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by interest expense related to the Notes which were issued on September 22, 2020 and have an aggregate principal amount of $230.0 million bearing interest of 1.00%.

Foreign Currency Gain (Loss)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Foreign currency gain (loss)	$1,066	$(1,543)	$(2,609)	(245)%	$(830)	$(1,224)	$(394)	47%
% of revenue	2%	(2)%			(1)%	(1)%
Foreign currency gain (loss) deteriorated by $2.6 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a decrease in the value of the British pound relative to the U.S. dollar.
Foreign currency gain (loss) deteriorated by $0.4 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a decrease in the value of the British pound relative to the U.S. dollar.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2020	September 30, 2021
Cash and cash equivalents	$293,239	$237,372
Accounts receivable, net	81,249	83,841
Working capital(1)	304,317	61,076
Unused available borrowings	50,000	50,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in money market accounts and fully FDIC-insured demand deposit accounts. As of September 30, 2021, our demand deposit accounts earned up to a 0.50% annual rate of interest. As of September 30, 2021, $3.0 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through September 30, 2021, we have incurred accumulated net losses of $510.8 million since inception, including net losses of $48.6 million and $116.7 million for the nine months ended September 30, 2020 and 2021, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, public offerings of our common stock, lines of credit, term loans and convertible senior notes. Through September 30, 2021, we have received net proceeds of $222.7 million from the issuance of convertible senior notes, net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $611.1 million from public equity offerings.
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

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2021
Cash, cash equivalents and restricted cash — Beginning of period	$104,587	$293,349
Net cash used in operating activities	(13,214)	(37,968)
Net cash used in investing activities	(6,260)	(503,281)
Net cash received from financing activities	203,013	485,773
Effect of exchange rates on cash, cash equivalents and restricted cash	(378)	(393)
Cash, cash equivalents and restricted cash — End of period	$287,748	$237,480
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
We have made no borrowings or repayments on the 2018 Line of Credit during the nine months ended September 30, 2021. As of September 30, 2021, we had no outstanding borrowings on our 2018 Line of Credit and had $50.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of September 30, 2021. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. We believe that we were in compliance with all financial covenants as of September 30, 2021.
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
Operating activities used $38.0 million of cash during the nine months ended September 30, 2021, which reflected our net loss of $116.7 million and a $3.3 million change in our net operating assets and liabilities, partially offset by $82.0 million of non-cash charges. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, deferred implementation costs, changes in the fair value of our contingent consideration and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $2.6 million increase in other accrued expenses, a $2.2 million increase in Partner Share liability and a $1.3 million increase in prepaid expenses, partially offset by a $3.5 million decrease in our Consumer Incentive liability. These fluctuations are primarily driven by the quarterly seasonality of our business.
Operating activities used $13.2 million of cash during the nine months ended September 30, 2020, which reflected our net loss of $48.6 million and a $4.2 million change in our net operating assets and liabilities, partially offset by $39.6 million of non-cash charges. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, amortization and impairment of deferred FI implementation costs and bad debt expense. The change in our net operating assets and liabilities was primarily due to a $25.0 million decrease in accounts receivable, partially offset by a $15.5 million decrease in FI Share liability and a $5.6 million decrease in our Consumer Incentive liability. These decreases were primarily a result of significantly lower sales during the third quarter of 2020, primarily caused by the COVID-19 pandemic, compared to the fourth quarter of 2019.
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2021 as we continue to invest in and grow our business.
Investing activities used $6.3 million and $503.3 million in cash during the nine months ended September 30, 2020 and 2021, respectively. Our investing cash flows during the nine months ended September 30, 2021 primarily consisted of funds used for the acquisitions of Dosh and Bridg, purchases of technology hardware and the capitalization of costs to develop internal-use software. Our investing cash flows during nine months ended September 30, 2020 primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software.
Financing Activities
Our cash flows from financing activities have primarily been composed of net proceeds from our borrowings under our debt facilities, the issuance of the Notes and the issuance of common stock.
Financing activities provided $485.8 million in cash during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we raised total gross proceeds of $500.5 million, or net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million from our public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share.
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

Contractual Obligations & Commitments
During the nine months ended September 30, 2021, we recognized additional right-of-use assets and lease liabilities of $4.4 million and $4.8 million, respectively. This includes $1.8 million of new lease agreements related to data center expansion, $0.3 million of new lease agreements related to office space expansion and $0.9 million related to the renewal or modification of pre-existing office space lease agreements. Additionally, right-of-use assets and lease liabilities of $1.4 million and $1.8 million, respectively, were recorded upon the acquisitions of Dosh and Bridg and assumption of their existing lease agreements.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 2.75%. As of September 30, 2021, the prime rate was 3.25% and a 10% increase in the current prime rate would, for example, result in a $0.1 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2020 and 2021, our operating expense would have increased by $0.7 million each period. Our foreign currency risks related to expenses denominated in Indian rupees are insignificant.

Inflation Risk
Historically, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to reduce its effects through pricing strategies, productivity improvements, and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our revenue increased 41% from $46.1 million in the three months ended September 30, 2020 to $65.0 million in the three months ended September 30, 2021. Our billings increased 59% from $62.1 million in the three months ended September 30, 2020 to $98.4 million in the three months ended September 30, 2021. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all. We expect revenue and billings growth rates will continue to be negatively impacted by the COVID-19 pandemic, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
Substantially all of our revenue and billings during 2020 and 2021 was derived from sales of advertising via the Cardlytics platform. We have historically derived substantially all of our revenue and billings from our Cardlytics platform. Our operating results could suffer due to:
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During both the nine months ended September 30, 2020 and 2021, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 30%. No other partner accounted for over 10% of Partner Share during these periods.
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
Although our revenue and accounts receivable span a large number of marketers segregated by both geography and industry, we derive a material portion of our revenue from a concentrated marketer base. During each of the nine months ended September 30, 2020 and 2021, our top five marketers accounted for 40% and 33% of our revenue, respectively, with one marketer accounting for over 10% during each period. As of September 30, 2020 and 2021, our top five marketers accounted for 45% and 28% of our accounts receivable, respectively, with one marketer representing over 10% for each period.
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
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. We are in the process of updating our platform. Any failure of, or delays in the performance (or in the case of the self-service tool, the rollout) of, our systems, could cause service interruptions or impaired system performance. Such failures in our systems could cause us to fail to maximize our earning potential with respect to any given marketing campaign. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to higher redemptions, which may negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could adversely affect our business, financial condition or operating results, and further reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could also adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.

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
The success of our acquisitions of Dosh and Bridg will depend, in part, on our ability to integrate Dosh’s and Bridg’s operations and to realize the anticipated benefits, including annual net operating synergies and cost reductions from combining the businesses. These integrations may be complex and time-consuming.
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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $15.4 million and $44.5 million in the three months ended September 30, 2020 and 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $510.8 million. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
As of September 30, 2021, we had 591 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, integrate acquired businesses and their employees, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
During each of the nine months ended September 30, 2020 and 2021, we derived 8% of our revenue outside the U.S. While substantially all of our operations are located in the U.S., we have an office in the U.K. and a research and development and support office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
•the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic;
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

As of the date of filing, we had seven issued patents and are pursuing eleven additional patents. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Cardlytics,” and “Dosh,” name and logo in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $161.47 through October 31, 2021. Factors that may affect the market price of our common stock include:
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
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies due to, among other factors, the actions of market participants or other actions outside of our control, including general market volatility caused by the COVID-19 pandemic. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Issuances of Unregistered Securities
In connection with our acquisition of Dosh described above, during the nine months ended September 30, 2021, we issued 916,398 shares of our common stock to former equityholders of Dosh who were “accredited investors,” as that term is defined in the Securities Act in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. Each of the Dosh equityholders receiving shares as part of the acquisition represented that they were acquiring such shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Such shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
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

Cardlytics, Inc.

Date:	November 2, 2021	By:	/s/ Lynne M. Laube
Lynne M. Laube
Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2021	By:	/s/ Andrew Christiansen
Andrew Christiansen
Chief Financial Officer (Principal Financial and Accounting Officer)