Form 10-K
period 2021-12-31
Cardlytics, Inc.
filed 2022-03-01
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4.1 billion based upon the closing sale price of our common stock on that date.
As of February 28, 2022, there were 33,742,698 shares outstanding of the registrant’s common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10–K.

CARDLYTICS, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Annual Report"), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:
•our ability to continue to add new financial institution ("FI") partners, merchant data partners and marketers and maintain our relationships with existing FI partners, merchant data partners and marketers;
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
•potential acquisitions and integration of complementary businesses and the integration of Bridg and Dosh;
•our ability to capture synergies with acquired companies;
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
•the continued impact of the worldwide COVID-19 pandemic and related global economic uncertainty on our business, results of operations and financial condition; and
•other risks detailed below in Item 1A. “Risk Factors.”
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
•If we are unable to successfully integrate Dosh’s, Bridg’s and Entertainment's businesses and employees, it could have an adverse effect on our future results and the market price of our common stock.
•We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
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

PART I.
ITEM 1. BUSINESS
Overview
Our company’s mission is to redefine marketing by using data for good. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which include online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform which utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and also enable marketers to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") who provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are merchants ("merchant data partners") who provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas.
Our purchase intelligence, coupled with our access to customers using our and our partners’ digital channels, enables us to help solve fundamental problems for marketers. Marketers increasingly have access to data on the purchase behavior of their customers in their own stores, websites and loyalty programs. However, they lack insight into their customers’ purchase behavior outside of their stores and websites, as well as the purchase behavior of individuals who are not yet their customers. The reality is, no matter how robust their own customer data, marketers only see a small portion of their customers’ overall spending patterns. As a result, it is very difficult for businesses to focus their marketing investments on the most valuable customers. With the Cardlytics platform, we enable marketers to reach potential customers across our network of FI partners through their digital banking accounts and present them relevant offers to save money at a time when they are thinking of their finances. With the Bridg platform, we enable marketers to leverage their own POS data and reach their customers across a wide variety of digital advertising channels that they would not otherwise be able to identify and reach. Marketers are also challenged to measure the performance of their marketing. This issue is particularly acute with respect to measuring the impact of marketing on in-store sales, where the vast majority of consumer spending occurs. We believe our platforms transform purchase data into purchase intelligence, creating a disruptive opportunity to comprehensively address these challenges by enabling marketers to precisely measure how marketing drives both in-store and online sales through “closed loop-measurement.”
Solutions
The Cardlytics Platform
Through the Cardlytics platform, marketers can deliver advertising content to customers in the form of an opportunity to earn rewards, which are funded with a portion of the fees we collect from marketers. Additionally, the Cardlytics platform benefits customers by showing them relevant advertisements tailored to their specific needs based on their spending patterns to enhance their overall experience. We maintain similar platforms in both the United States ("U.S."). and United Kingdom ("U.K.").
The Cardlytics platform helps marketers find potential new customers that are active in their category but not currently shopping with them, or to grow their business with existing customers. Our marketing is targeted and measured based on actual purchase data at a customer and account level. However, all reporting is aggregated across consumers in our network of FI partners. Unlike many other measurement solutions on which the marketing industry has historically relied, our measurements are not probabilistic or based on models, but are based on actual in-store and online purchases.
The breadth of our network of FI partners means that we are able to offer marketers the ability to optimize their marketing efforts to reach a large number of consumers through a single point of contact. The Cardlytics platform also provides our marketers a scalable solution for driving customer loyalty and engagement whereby Cardlytics handles everything from contracting with marketers and creating, managing and reporting performance of their campaigns to attributing incentives to each of our partners' customers.
The Cardlytics platform helps solve fundamental problems for our FI partners. Leveraging our powerful predictive analytics, we create compelling cash back offers that have the potential to drive deeper and sustained use of the FI's digital channels, which we believe reduces customer attrition and increases use of the FIs’ credit and debit cards. Today, our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association (“Wells Fargo”), as well as many other national and regional financial institutions, financial technology companies, virtual-only banks, and several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs.

The Bridg Platform
The Bridg platform is a customer data platform, which utilizes POS data from our merchant data partners, including product-level purchase data to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and also enable marketers to measure the impact of their marketing. The Bridg platform's unique ability to identify, understand, and engage previously unreachable in-store customers is made possible through industry leading identity resolution, proprietary census of identity and behavior, and unique strategic data partnerships.
Acquisitions
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.8 million of adjustments and escrows, and contingent consideration with a fair value of $230.9 million at the time of the acquisition related to additional potential future payments. At least 30% of the potential future payments will be in cash, with the remainder to be paid in cash or our common stock, at our option.
On March 5, 2021, we completed the acquisition of Dosh for purchase consideration of $277.6 million in a combination of cash and common stock. The total purchase consideration consisted of a $150.0 million cash purchase price, subject to $6.6 million of adjustments and escrows, and $125.0 million of shares of our common stock at an agreed-upon price of $136.33 per share, subject to $7.6 million of fair value adjustments based upon our close date, for an acquisition date fair value of $117.4 million.
Refer to Note 4—Business Combinations to our consolidated financial statements for further information.
Purchase Intelligence
Purchase Data from our FI Partners
Purchase data from our FI partners provides a secure view into where and when consumers are spending their money. The Cardlytics platform aggregates and analyzes purchase data without any personally identifiable information ("PII") leaving the FI or otherwise being made available to us. The data from the FI is anonymized so that it cannot be associated with any one individual. The Cardlytics platform analyzes online and in-store transactions across the U.S. and U.K. In the U.S., the Cardlytics platform ingests approximately one in every two debit and credit card transactions as of December 31, 2021. This data allows us to serve relevant advertisements to our FI partners’ customers through our native bank advertising channel. We also leverage the power of purchase intelligence to provide marketers utilizing the Cardlytics platform with valuable insights into the preferences of their actual or potential customers wherever they shop.
Point-of-Sale Data from our Merchant Data Partners
Using POS data from our merchant data partners and our proprietary bureau of offline identity and behavioral information, the Bridg platform associates customer purchases with developed identifiers. We then build privacy-protective profiles that include product-level purchase history and hundreds of customer attributes that power marketing and analytics.
Advanced Analytics Capabilities
The advanced analytics we apply to our unique purchase datasets are what transforms them into valuable purchase intelligence. We use sophisticated quantitative methods to quickly access our massive volumes of data and make sense of what has happened—and, importantly, what is likely to happen. Our analytics makes our data actionable, enabling us to develop insights that marketers and partners rely on to make more informed business decisions and more meaningful customer connections.
We analyze the impact marketing campaigns have on in-store and online sales. Since we are able to measure sales impact, marketers can use our purchase intelligence to optimize their advertising efforts and increase their investment in the Cardlytics and Bridg platforms to enhance future campaigns. Given our granular view into consumer spending across all categories, we can also help marketers identify share shift against their competition and learn more about where else their customers spend their money.
For our FI partners, we use our analytics to optimize the offers we display to customers within our Cardlytics platform. By assigning relevancy scores to each offer based on what customers are most likely to buy, our Cardlytics platform can present the most relevant offers earlier in customers’ mobile and online banking sessions. This increases the likelihood that customers activate, redeem, and earn more cash back on the things they care about most. At the same time, marketers gain more opportunities to get valuable content in front of the right audience.

Privacy and Security
Cardlytics Platform
We have architected privacy and security into our systems and practices. A critical part of our strategy involves a design focused on gathering data without collecting, maintaining or using sensitive information, such as social security numbers, credit card numbers, financial account information or medical records. Our platforms are currently designed so that we do not receive or have access to any PII from our FI partners and merchant data partners. We only target marketing against anonymized data and/or data that has undergone processing such that it is only linked to pseudonymous identifiers. This approach to privacy is intended to protect consumers. Our privacy and security standards have also been designed and implemented to meet the requirements of, and safeguard the reputations of our partners and marketers, many of which are large, multinational corporations. These customers frequently audit our practices and engage in detailed assessments of our infrastructure.
Our Ad Server and Ads Manager, which have previously been referred to as our Offer Placement System and Offer Management System, respectively, form the core of the Cardlytics platform. Each FI partners' Ad Server is either hosted at the FI partner’s data center behind the FI partner’s firewall or hosted by us on behalf of the FI partner. The Ad Server tracks impressions, engagement, activation and redemptions and is responsible for targeting and presenting offers, which are developed and designed within the Ads Manager. The Ad Server interfaces with our FI partners' systems to receive anonymized purchase data, assign a unique consumer ID to each FI partners' customer, which we call a Cardlytics ID, and aggregate this purchase data. The Cardlytics ID is then used to assign offers, measure redemptions, and in limited cases, validate certain online purchases via anonymously linking to a consumer’s digital media presence.
The Ads Manager is hosted in our data centers behind our firewall and is used to create, manage and publish marketing campaigns to each FI partner's Ad Server. The Ads Manager also provides a majority of the functionality for managing configuration settings within each Ad Server and the transfer of data between Cardlytics and our partners.
We have implemented a number of security controls. Our security environment has achieved both SOC 1 Type II and SOC 2 Type II certifications, and has been audited by third parties using standards, which include Statement on Standards for Attestation Engagements No. 18 (SSAE 18), AICPA Auditing Standards Board-issued Statement on Quality Control Standard (SQCS) and Statements on Auditing Standards (SAS). Sensitive data is subject to encryption, anonymization, or de-identification depending on the use case and risk profile. We enhance network security through measures such as network segmentation, firewalls and network and host-based intrusion detection at critical network aggregation and ingress/egress points.
A cornerstone of our practices is transparency in data use and consumer choice. Our privacy policy outlines the types of data we collect and how we use it. Most of our FI partners maintain different types of "opt-out” features for any consumer wishing to opt out of the FI partners' rewards program on the Cardlytics platform.
Outside of the U.S., our privacy and data handling practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business, which may be more restrictive than the requirements that we are subject to in the U.S.
Bridg Platform
The Bridg platform was designed to comply with privacy laws and regulations throughout the U.S. The Bridg platform also has built-in privacy protections to ensure that data provided by clients is never sold or shared, and personal information relating to newly identified consumers is never shared with the clients. Further, as we seek to deploy the Bridg platform outside the U.S., we will utilize best practices to ensure compliance with General Data Protection Regulation (“GDPR”) and other like data protection regimes.

Competitive Strengths
We have the ability to reach and influence real buyers at scale and measure the true impact of our campaigns on in-store and online sales. We believe that the following strengths provide us with competitive advantages:
•Deeply Embedded with Partners. The Cardlytics platform was architected with our partners in mind and are designed to ensure that no PII ever leaves our FI partners' systems. With the Cardlytics platform, the data is anonymized so that it cannot be associated with any one individual. We are generally the exclusive provider of native bank channel digital advertising to our FI partners as their digital channels are typically not conducive to supporting marketing content from multiple vendors. Further, advertising within FIs' digital channels requires deep technological integrations, which we believe increases the cost of switching or supporting multiple vendors and therefore increases partner loyalty to us.

•Valuable Customer Touchpoints with Customers of our FI Partners. The Cardlytics platform enables marketers to reach consumers in a secure, brand-safe, and digitally engaging environment, when they are thinking about their finances. We have access to consumers through both online and mobile channels and are increasingly reaching them through various other channels, including emails and real-time notifications.
•Massive Reach Informed by Purchase Intelligence. During 2021, the Cardlytics platform analyzed approximately $3.8 trillion in purchases across all categories, and geographies, both online and in-store. We have access to purchase data on the Cardlytics platform in the form of credit, debit, ACH and bill pay transactions. We provide marketers with the opportunity to leverage this unique data set to precisely reach millions of consumers. The Bridg platform gives marketers the ability to leverage insight of their own POS transactional purchase data through their purchase intelligence to better understand their customers inform their marketing strategies and measure the impact of their marketing.
•Significant Scale with Marketers and Compelling Return on Advertising Spend. We work with marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. By serving these marketers at scale, we have developed deep insight into consumer behavior, which has allowed us to optimize how we reach and influence likely buyers.
•Powerful, Self-Reinforcing Network Effects. We see significant network effects within the Cardlytics platform. Adding new marketers and increasing the potential incentives provided to our FI partners’ customers increases engagement within our FI partners’ digital channels. This, in turn, attracts more FI partners to our platforms, adding to our scale, and making our platforms more valuable to marketers.
•Ability to Improve Marketing. Consumers spend a vast majority of their money in physical stores, and marketers have long sought efficient and effective ways to understand online-to-offline attribution. Likewise, although marketers may have access to data on the purchase behavior of their customers in their stores and on their websites, they lack visibility about these customers’ overall spending patterns and the purchasing behavior of other likely buyers. Through the Cardlytics and Bridg platforms, we reach and influence real buyers at scale and measure the true, incremental impact marketers’ campaigns have on in-store and online sales. Our targeting capabilities allow marketers to tailor their campaigns to align with their marketing strategies.
•Proprietary Technology Architecture and Advanced Analytics Capabilities. We have designed the Cardlytics platform to protect highly sensitive first-party data. Our proprietary, distributed architecture helps facilitate both the effective delivery of our solution and the protection of our FI partners customers’ PII. No PII is shared by FI partners with Cardlytics and the data is anonymized so that it cannot be associated with any one individual. Our technologies leverage proprietary algorithms, to process raw purchase data into normalized purchase history useful for marketing and analytics. Our Cardlytics platform also supports integration of data from third-party sources to enrich the intelligence that we provide. Further, we apply advanced analytics to continuously increase our intelligence capabilities and identify actionable behavior patterns for our marketers. Our advanced analytics capabilities are what transforms our unique purchase dataset into valuable purchase intelligence. We use sophisticated quantitative methods to quickly access our massive volumes of data and make sense of what has happened—and, importantly, what is likely to happen. Our analytics makes our data actionable, enabling us to develop insights that marketers and partners rely on to make more informed business decisions and more meaningful customer connections.
•Loyalty Tactics Beyond Loyalty Programs. The Bridg platform easily integrates with the majority of POS systems, allowing marketers to identify and reach previously unreachable customers. This allows marketers to utilize loyalty tactics across all of their customers and enjoy the same rich insights, targeted marketing capabilities, and closed loop measurement as digital brands.
•World-Class Management Team with Unique Combination of Backgrounds and Experiences. Our team’s extensive experience across banking, technology and marketing is invaluable in our ability to forge relationships with financial and marketing partners and understand the technical complexities inherent in building platforms that are transforming and disrupting the marketing industry.

Growth Strategies
The principal components of our strategy include the following:
•Grow our Business with Marketers. While we already work with many large marketers, our platforms currently capture only a small portion of their overall marketing spend. We intend to continue expanding our sales and marketing efforts to grow our share of advertising budgets from existing marketers and attract new brands, merchants and service providers. We also intend to grow our business with new marketers in newer industry verticals such as travel and entertainment, direct to consumer, and grocery and gas. We plan to increase sales to marketers through advertising agencies by leveraging the Cardlytics platform’s emerging self-service capabilities. We also intend to continue growing the footprint of the Bridg platform through both new and existing merchant data partners.
•Continue to Innovate and Evolve our Platforms. As we continue to grow our data assets and enhance our Cardlytics platform through the option of self-service, we are also developing new solutions, greater automation and increasingly sophisticated analytical capabilities. Our innovation is also focused on evolving our offer formats and expanding the types of offers within the Cardlytics platform, including product-level offers sourced from Bridg’s merchant data partners that can be distributed and managed within the Cardlytics platform. As we have in the past, we plan to continue to work in close collaboration with our partners to develop new purchase intelligence-based analytic solutions to enable marketers to make more informed business decisions.
•Continue to Realize Synergies between the Cardlytics and Bridg Platforms. The acquisition of Bridg allows for synergies with the current Cardlytics platform by creating more relevant offers, and more targeted segments, that can drive higher redemptions, increase consumer engagement, and generate greater advertiser demand. We believe integrating the Cardlytics and Bridg platforms has the potential to enable more effective media measurement (power promotional effectiveness across in-store and online channels), price and promotion optimization, more optimal partner relationships and further international expansion. The Bridg platform uses POS data from retailers to generate new opportunities that can also be used by our current FI partners to better target their financial product marketing. We expect this will allow us to continue to expand our marketing partners.
•Drive Growth through Existing FI Partners. We intend to drive revenue growth by continuing to increase customer adoption by improving the effectiveness of our FI partners’ digital channels. We continually work with our FI partners to improve their customers’ user experience, increase customer awareness and leverage additional customer outreach channels like email and alerts
•Expand the Network of Partners. We will continue to focus on growing our network of partners by integrating directly with FI partners, non-bank partners, merchant data partners and by opportunistically reselling our solution through financial processors and payment networks. Each new partner increases the size of our data asset, increasing the value of the Cardlytics and Bridg platforms to both marketers and our existing partners.
•Grow the Platform Through Integrations with Partners. We intend to continue to partner with other media platforms, marketing technology providers, merchant data providers and agencies that can utilize our platforms to serve a broad array of customers. In addition to focusing on the integration of the Cardlytics and Bridg platforms, we intend to focus on continued technological integration of our platforms with those of other complementary market participants.
Partners
We define a partner as a separate contracting entity from which we access purchase data to empower our platforms either directly or through a third-party intermediary, such as a bank processor, digital banking provider or payment network operator. The partners for the Cardlytics platform are predominantly FI partners that provide us with access to their anonymized purchase data and digital banking customers. We generally pay our partners on the Cardlytics platform a Partner Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the partners’ customers and certain third-party data. FI partners that become part of our network through bank processors and digital banking providers may terminate their relationships with these bank processors and digital banking providers and thereby indirectly terminate their relationships with us. Our agreements with our FI partners generally include an automatic renewal feature. The partners for the Bridg platform are merchant data partners that provide us with access to their POS data, including product-level purchase data.

Agreements with Bank of America
Since November 2010, our relationship with Bank of America has been governed by a General Services Agreement ("GSA") pursuant to which we provide Bank of America with access to the Cardlytics platform and certain other related services, and a related Software License, Customization and Maintenance Agreement, which grants Bank of America the right to use the software underlying the Cardlytics platform. The GSA has been extended through August 31, 2022 and, if not extended again, will automatically renew for one-month periods thereafter unless terminated earlier in accordance with the terms of the GSA.
Pursuant to the GSA with Bank of America, we provide the Cardlytics platform to Bank of America customers which includes forming relationships with participating marketers; obtaining and publishing marketer offers to customers after screening both the marketer and specific advertising content; and monitoring redemption rates with respect to Consumer Incentives offered in Cardlytics campaigns. Although we are primarily responsible for securing marketers to advertise on the Cardlytics platform, Bank of America may likewise secure marketers and share a portion of billings with us. Bank of America has the right to approve all marketer offers to be presented to Bank of America customers on the Cardlytics platform.
Under the GSA, we share the revenue that we generate from the sale of advertising within the Bank of America channel with Bank of America, subject to certain exceptions. The amounts that we pay to Bank of America are reflected as Partner Share. The specific Partner Share percentage that we pay is based on whether we or Bank of America have secured the relevant marketer account and other marketer- and transaction-specific factors, provided that we are entitled to retain a minimum percentage of the monthly revenue subject to the GSA.
Agreements with Chase
In May 2018, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the “Master Agreement”) with Chase, pursuant to which we provide Chase with access to the Cardlytics platform. Under the Master Agreement, we provide Chase with access to the Cardlytics platform through November 2025. Chase may terminate the Master Agreement at any time upon 90 days’ written notice. The GSA will automatically renew for 12-month periods thereafter, unless terminated earlier in accordance with the terms of the GSA.
Under the Master Agreement, we share billings that we generate from the sale of advertising within the Chase channel with Chase, subject to certain exceptions. The amounts that we pay to Chase in excess of Consumer Incentives are reflected as Partner Share. The specific billing share percentage that we pay is based on whether we or Chase have secured the relevant marketer account and other marketer- and transaction-specific factors, provided that we are entitled to retain a minimum percentage of the monthly revenue subject to the Master Agreement.
Marketers
We work with marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. During 2019, 2020 and 2021, our top five marketers accounted for 27%, 35% and 29% of our revenue, respectively, with one marketer accounting for over 10% during each period. As of December 31, 2020 and 2021, our top five marketers accounted for 31% and 19% of our accounts receivable, respectively, with one marketer representing over 10% in 2020 and no marketers representing over 10% in 2021.
Sales and Marketing
Our sales teams are focused on growth with our marketer and agency customers and our marketing efforts are focused on increasing market awareness for Cardlytics and Bridg through partnerships, public relations, industry events and publications. Our partner-focused account management team is focused on deepening relationships with existing partners and expanding our network.
We have dedicated sales teams responsible for establishing relationships with marketers and their agencies. Our sales teams are organized by industry, which include retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. Each industry team is led by an experienced sales manager and staffed with sales, sales support and service specialists who have deep domain knowledge and industry operating experience. We also have account managers that manage our customer relationships within each industry.
We have a dedicated sales team focused on expanding our network of FI partners by both nurturing our existing banking relationships and cultivating new relationships. Our FI partner sales team is focused on driving FIs to enhance their user interface for the Cardlytics platform, otherwise drive increased consumer engagement and encourage adoption of our solution offerings.

Competition
The market for utilizing purchase intelligence to power marketing decisions is still emerging, and we believe we are one of the only companies that can provide purchase intelligence with the scale and the level of granularity that is equivalent to ours. We believe that we are the only company with scale that leverages purchase data to enable marketing through FI partner channels at scale, although we believe we currently have competition from other companies that deliver similar solutions on a smaller scale. In the future, we may face greater competition from other bank service providers, online retailers, credit card companies, digital publishers and mobile pay providers with access to a substantial amount of consumer purchase data. There also may be companies with access to FI data that do not enable marketing through FI partner channels at scale today that may be able to do so in the future. While we may successfully partner with a wide range of companies that are, to some extent, currently competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and services, we are likely to face additional competition.
We believe the principal competitive factors in our industry include the following:
•ability to leverage purchase data to inform marketing;
•depth and breadth of relationships with partners, marketers and their agencies;
•depth and breadth of, and access to, purchase data;
•effectiveness in increasing return on advertising spend for marketers;
•effectiveness in increasing marketing campaign performance for marketers and their agencies;
•effectiveness in increasing partner customer engagement;
•ability to maintain confidentiality and security of partner transaction data;
•transparency into and measurement of marketing performance;
•multi-channel capabilities;
•pricing;
•brand awareness and reputation;
•ability to continue to innovate; and
•ability to attract, retain and develop leading-edge sales, account management, analytical and technical talent.
We believe that we compete favorably with respect to these factors and that we are well positioned as a leading provider and innovator of purchase intelligence.
The Bridg platform competes with other companies that operate enterprise customer data platforms. Additionally, Bridg competes or may in the future compete against monoline companies that provide advertising and data solutions such as profile unification or marketing campaign management and analytics, as well as data provisioners, brokers and cooperatives that provide advertising analytics to clients.
Intellectual Property
Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the U.S. and other jurisdictions.
As of December 31, 2021, we had seven issued patents relating to our software. We cannot assure you that our patents will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Our patents may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.
We have registered, or are registering, the "Cardlytics," "Dosh," and "Bridg," names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.
We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
We are the registered holder of a variety of domestic and international domain names that include cardlytics.com, dosh.com, bridg.com, entertainment.com and similar variations on those names.

In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, financial institution partners, marketers, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, which would prevent us from being able to assert trade secret, rights or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop solutions and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platforms infringes their proprietary rights.
Patent and other intellectual property disputes are common in our industry and we have been involved in such disputes from time to time in the ordinary course of our business. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our partners, which we typically indemnify against such claims. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
Seasonality
Our cash flows from operations vary from quarter to quarter, largely due to the seasonal nature of our marketers’ advertising spending. Many marketers tend to devote a significant portion of their marketing budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and to reduce spend in the first quarter of the calendar year.
Employees
As of December 31, 2021, we had 591 full-time employees, including 103 in delivery, 212 in sales and marketing, 197 in research and development and 79 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
Human Capital Resources and Management
Our company's mission is to redefine marketing by using data for good, and we know this starts with investing in each of our employees. Headquartered in Atlanta, GA with additional offices in New York, NY; San Francisco, CA; Austin, TX; Los Angeles, CA; Charlotte, NC; Detroit, MI; London, U.K. and Visakhapatnam, India, our employees are a big part of what drives our exceptional desire to win and help our advertisers and partners win.
Diversity, Equity, and Inclusion (“DEI”) is integrated in everything we do. This mindset starts at the top, a significant part of our company goal of creating a “Great place where great people want to be”. Our CEO and other senior leaders have DEI objectives in their performance goals. This focus is embedded in each aspect of the talent lifecycle: attraction, recruitment, onboarding, development and retention. We build external relationships to ensure our talent pipelines are filled with candidates of diverse backgrounds. At the foundation of our DEI focus is our employee-led Special Interest Groups (“SIGs”). These groups facilitate learning and development, holistic wellness, professional connections, philanthropy, and raising awareness internally and externally for meaningful causes. Each group is sponsored by senior leaders in the organization. Cardlytics Connect, our newest SIG, focuses on our Black employees across the globe and is also expanding to focus on our Hispanic employees. As of December 31, 2020 and 2021, approximately 39% and 38% of our global workforce is made up of women, respectively, and 40% and 48% is made up of people of color, respectively.
A key component to our sustainability and success is learning and development. We are intentional in our efforts to provide all employees opportunities to grow. Additionally, we have introduced programs for student loan assistance and tuition reimbursement beginning in 2022. Cardlytics University is a resource for both new hires as well as longer-tenured employees, and we have specialized curricula for emerging leaders, managers and mentors.

Our use of equity compensation allows our employees to operate as owners and is a key component of our total rewards strategy to retain, motivate and attract the best talent. We encourage our employees to think and act like shareholders, and they are invested in our success. Employee equity is the cornerstone in our compensation philosophy along with comprehensive medical benefits, a positive work/life ratio, unlimited paid time off, health and wellness programs, and learning and development opportunities. Each year, with the help of outside experts, we evaluate each aspect of compensation and benefits to ensure they are in alignment with the market and our peers.
As a purpose-driven company, we are focused on creating undeniable impact for partners while delivering real value to people, and our values reflect what drives our success. Our people and culture are our most valuable assets and greatest differentiators. We GSD, take initiative, are hungry to win, value transparency, and make it a priority to create a place where people want to be.
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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our marketers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, marketers, partners and communities, our employees began working remotely in March 2020 and are still largely working from home. In addition, many of our marketers and prospective marketers, as well as our partners, are working remotely. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs that we cannot fully mitigate through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, including supply-chain disruptions and inflationary pressures, we have and may continue to see delays in our sales cycle, failures of marketers to renew at all or to renew at a reduced scope their agreements with us, requests from marketers for payment term deferrals as well as pricing concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on consumer spending, our marketers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee work locations. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, marketers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain.
More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our solution and materially and adversely impact our results and financial condition even after the pandemic is contained and remaining shelter-in-place orders are lifted. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our guidance, our marketers, our potential marketers, our market opportunity, renewals and sales cycle, among others. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.
The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, the resurgence or additional mutations of the virus, the effectiveness of the vaccines or effective therapeutics for the virus, the virus’ impact on capital and financial markets, the timing of an economic recovery and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the current uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of COVID-19 on our business, results of operations or financial condition.

Unfavorable conditions in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.
General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions caused by the COVID-19 pandemic and the current hostilities between Russia and Ukraine. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to continue to reduce or delay their marketing spending. For example, there has been an impact from the COVID-19 pandemic on spending by our marketers. We have also seen disruption in consumer spending in our data and it is impossible to predict the duration of the disruption. At this time, the potential impact on marketer spend and consumer spending from the COVID-19 pandemic is difficult to predict and, therefore, it is not possible to fully determine the impact on our future results. Historically, economic downturns have resulted in overall reductions in marketing spending. Alternatively, as the market recovers from the pandemic, marketing spend may be volatile and unpredictable as certain industries recover at different speeds. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
In addition, our business may be materially and adversely affected by weak economic conditions in the industries that we serve. We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and entertainment, direct-to-consumer, grocery and gas. All of these industries have been negatively impacted by the pandemic and certain precautions taken to control the pandemic. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, we cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot assure you that the market for services such as ours will experience growth or that we will experience growth.
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
•the revenue mix generated from the operations of Cardlytics, Inc. and its subsidiaries;
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
•volatile recovery from the pandemic;
•other events or factors, including those resulting from war, such as the current hostilities between Russia and Ukraine or incidents of terrorism; and
•expenses associated with items such as litigation, regulatory changes, cyberattacks or security breaches;
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
Our revenue decreased 11% from $210.4 million in 2019 to $186.9 million in 2020, but our revenue increased 43% from $186.9 million in 2020 to $267.1 million in 2021. Our billings decreased 17% from $316.1 million in 2019 to $263.4 million in 2020, but our billings increased 50% from $263.4 million in 2020 to $394.1 million in 2021. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all. We expect revenue and billings growth rates will continue to be negatively impacted by the COVID-19 pandemic, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
Substantially all of our revenue and billings during 2020 and 2021 were derived from sales of advertising via the Cardlytics platform. We have historically derived substantially all of our revenue and billings from our Cardlytics platform. Our operating results could suffer due to:
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
•our failure to offer compelling incentives to our FI partners’ customers;

•FI partners may elect to use their Partner Share to fund their Consumer Incentives;
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
In addition, in the majority of instances we would be required to pay Consumer Incentives associated with the Cardlytics platform marketing campaigns even if the amount of such Consumer Incentives exceeded the amount of billings that we are paid by the applicable marketer. Further, we are often required to pay such Consumer Incentives before we receive payment from the applicable marketer. Accordingly, if the amount of Consumer Incentives that we are required to pay materially exceeds the billings that we receive or we encounter any significant failure to ultimately collect payment, our business, financial condition and operating results could be adversely affected.
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During 2019, 2020 and 2021, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total Partner Share we paid to all FI partners, with each representing over 25%. No other partner accounted for over 10% of Partner Share during these periods.
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
Our ability to grow our revenue depends on our ability to maintain our relationships with current FI partners and attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 10 largest FIs in the U.S., five of which are currently part of our network, while the balance of card spending is spread across thousands of smaller FIs. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to maintain our relationships with the large FIs that are currently part of our network and establish relationships with the large FIs that are not currently part of our network. In addition, we must continue to maintain our relationships with our existing bank processor and digital banking provider FI partners and attract new such FI partners because these FI partners aggregate smaller FIs into our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large FIs. If we are unable to maintain our relationships with current FI partners and attract new FI partners, maintain our relationships with our existing bank processor and digital banking provider partners or attract new bank processor and digital provider partners, our business, results of operations and financial condition would be significantly harmed and we may fail to capture a material portion of the native bank advertising market opportunity.
Our future success will depend, in part, on our ability to expand into new industries.
We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and entertainment, direct-to-consumer, grocery and gas, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industries. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industries. Our success in expanding sales of our solutions to marketers in new industries will depend on a variety of factors, including our ability to:
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
Although our revenue and accounts receivable span a large number of marketers segregated by both geography and industry, we derive a material portion of our revenue from a concentrated marketer base. During 2019, 2020 and 2021, our top five marketers accounted for 27%, 35% and 29% of our revenue, respectively, with one marketer accounting for over 10% during each period, respectively. As of December 31, 2020 and 2021, our top five marketers accounted for 31% and 19% of our accounts receivable, respectively, with one marketer representing over 10% and no marketers representing over 10% as of each period, respectively.

We do not have material long-term commitments from most of these marketers. If we were to lose one or more of our significant marketers, our revenue may significantly decline. In addition, revenue from significant marketers may vary from period-to-period depending on the timing or volume of marketing spend. Further, our credit risk is concentrated among a limited number of marketers. The loss of one or more of our significant marketers could adversely affect our business, results of operations and financial conditions.
An actual or perceived breach of the security of our systems could result in a disruption of our operations, or a third-party’s entry into our FI partners’ systems, which would be detrimental to our business, reputation, financial condition and operating results.
We leverage our FI partners’ purchase data and infrastructures to deliver our Cardlytics platform. We do not currently receive or have access to any personally identifiable information ("PII") from our FI partners, although we may obtain or have access to PII from our FI partners in the future as our business evolves. However, because of the interconnected nature of our infrastructure with that of our FI partners, there is a risk that third parties may attempt to gain access to our systems, or our FI partners’ systems through our systems, for the purpose of stealing sensitive or proprietary data, accessing sensitive information on our network, or disrupting our or their respective operations. Additionally, we receive and have access to PII as a result of other aspects of our business. In turn, we may be a more visible target for cyberattacks and/or physical breaches of our databases or data centers, and we may in the future suffer from such attacks or breaches. Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We also may be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware, malicious or unintentional actions or in actions by employees or others with authorized access to our network that create or expose vulnerabilities or other similar issues.
Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services could become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. In the event that our protection efforts are unsuccessful, and our systems are compromised such that a third-party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. In addition, due to the COVID-19 pandemic, we have transitioned the vast majority of our employees to remote work, which may make us more vulnerable to cyberattacks. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources to protect against or in response to a security incident, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, dealing with regulatory scrutiny, and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, an actual or suspected breach of the security of our systems or data could materially harm our business, financial condition and operating results.
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
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. We are in the process of updating our platforms. Any failure of, or delays in the performance (or in the case of the self-service tool, the rollout) of, our systems could cause service interruptions or impaired system performance. Such failures in our systems could cause us to fail to maximize our earning potential with respect to any given marketing campaign. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to higher redemptions, which may negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could adversely affect our business, financial condition or operating results, and further reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could also adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.
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
If we are unable to successfully integrate Dosh’s, Bridg's and Entertainment's businesses and employees, it could have an adverse effect on our future results and the market price of our common stock.
The success of our acquisitions of Dosh, Bridg and HSP EPI Acquisition, LLC ("Entertainment") will depend, in part, on our ability to integrate Dosh’s, Bridg’s and Entertainment's operations and to realize the anticipated benefits, including in certain instances annual net operating synergies and cost reductions from combining the businesses. These integrations may be complex and time-consuming.
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
•integrating personnel from Dosh, Bridg and Entertainment with Cardlytics personnel;
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

•potential lost sales and customers if Dosh's or Bridg's or Entertainment's partners or advertising clients, or our partners or advertising clients, decide not to do business with the combined company;
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
In addition, acquisitions are inherently risky, and our due diligence processes in connection with the acquisitions may have failed to identify significant problems, liabilities or other shortcomings or challenges of Dosh’s, Bridg's or Entertainment's businesses.
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
Because many of our agreements with our marketers or their agencies are not long-term, we may not be able to accurately predict future revenue streams, and we cannot guarantee that our current marketers will continue to use our solutions, or that we will be able to replace departing marketers with new marketers that provide us with comparable revenue. If we are unable to retain and increase sales of our solutions to existing marketers and their agencies or attract new marketers and their agencies for any of the reasons above or for other reasons, our business, financial condition and operating results would be adversely affected.
We have a history of losses and may not achieve profitability in the future.
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $17.1 million, $55.4 million and $128.6 million in 2019, 2020 and 2021 respectively, respectively. As of December 31, 2021, we had an accumulated deficit of $522.6 million. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
The market for purchase intelligence is nascent and we believe that there is no one company with which we compete directly across our range of solutions. With respect to the Cardlytics platform, we believe that we are the only company that enables marketing through FI channels at scale, although we believe we currently have competition from other companies that deliver similar solutions on a smaller scale. In the future, we may face competition from online retailers, credit card companies, established enterprise software companies, advertising and marketing companies and agencies, digital publishers and mobile pay providers with access to a substantial amount of consumer purchase data. While we may successfully partner with a wide range of companies that are to some extent currently competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and solutions, we are likely to face additional competition.
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
We rely on several third parties to assist us in matching our anonymized identifiers with third-party identifiers. This matching process enables us to, among other things, use purchase intelligence to measure in-store and online campaign sales impact or provide marketers with valuable visibility into the behaviors of current or prospective customers both within and outside the context of their marketing efforts. If any of these key data providers were to withdraw or withhold their identifiers from us, our ability to provide our solutions could be adversely affected, and certain marketers may severely limit their spending on our solutions, or stop spending with us entirely. Replacements for any of these third-party identifiers may not fit the needs of certain marketers, or be available in a timely manner or under economically beneficial terms, or at all.

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
As of December 31, 2021, we had 591 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, integrate acquired businesses and their employees, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
During each of 2019, 2020 and 2021, we derived 11%, 8% and 8% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and Canada, and a research and development and support office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
•potential changes in a specific country’s or region’s political or economic climate, including the current hostilities between Russia and Ukraine;
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
Due to our international operations, we may be exposed to the effects of fluctuations in currency exchange rates. We generate revenue and incur expenses for employee compensation and other operating expenses at our U.K. and Indian offices in the local currency. Fluctuations in the exchange rates between the U.S. dollar, British pound, Canadian dollar and Indian rupee could result in the dollar equivalent of such revenue and expenses being lower, which could have a negative net impact on our reported operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be limited.
Our net operating loss ("NOL"), carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2021, we had U.S. federal and state NOLs of $586.2 million and $243.6 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act ("the Tax Act"), as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.
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
Under accounting principles, we have allocated the total purchase price of Dosh’s and Bridg’s net tangible assets and intangible assets based on their fair values as of the date of the acquisitions, and we have recorded the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value will be based upon assumptions that they believe to be reasonable but that are inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:
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
The Dosh application enables consumers to accumulate non-monetary rewards (“Dosh Rewards”) within the application, which may be converted to U.S. dollars only when certain requirements are met. Dosh Rewards have no cash value but users are able to receive U.S. dollar payouts from Dosh based on Dosh Rewards provided that certain requirements are met. State regulators could deem that Dosh Rewards constitute property that is subject to state property laws, which could potentially create a large liability for us as well as legal and related compliance obligations and costs to manage escheatment of any Dosh Rewards constituting abandoned property. Additionally, state and/or federal regulators could conclude that Dosh Rewards constitute monetary value or money and therefore subject to regulation pursuant to laws regulating the issuance, sale, redemption, and maintenance of stored value, prepaid access, or gift cards (or similar terminology). Such laws and regulations may include, but are not necessarily limited to, U.S. state money-transmitter licensing laws and the federal Bank Secrecy Act (including registration requirements), and our failure to comply with applicable laws could expose us to monetary penalties or damages and adversely affect our ability to operate our business in its current form.
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
Bringing new FI partners into our network may impede our ability to accurately predict how certain marketing campaigns will perform, and thus may impede our ability to accurately forecast the performance of our network. Such inaccurate predictions could result in marketing campaigns underperforming, which impacts the total fees we can collect from marketers, or over performing, which may result is us paying certain Consumer Incentives to consumers without adequate compensation from the marketers. The amount of time it will take us to be able to understand the impact of a new FI partner on our network is uncertain and difficult to predict. Additionally, our understanding of the impact of any given FI is subject to change at any time, as such understanding can be impacted by factors such as changes to an FI’s business strategy, changes to an FI’s user interface, or changes in the behavior or makeup of an FI's consumer base.
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
The accounting method for reflecting the notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. We expect that, under applicable accounting principles, the initial liability carrying amount of the notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We expect to reflect the difference between the net proceeds from this offering and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we expect to recognize for the notes for accounting purposes will be greater than the cash interest payments we will pay on the notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock and the notes. However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update ("ASU") 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. For reporting periods reported after January 1, 2022 we will adopt this standard using the modified retrospective method which allows for a cumulative-effect adjustment to the opening balance sheet without restating prior periods. When effective, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the notes for accounting purposes.
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
Risks Related to Regulatory and Intellectual Property Matters
We and our FI partners are subject to stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by us, our customers, our partners, or other third parties upon whom we rely to comply with such obligations could harm our reputation, result in significant expense, subject us to significant fines and liability or otherwise adversely affect our business.
We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information (“Process” or “Processing”) necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.
We, our FI partners, our marketers and other third parties upon whom we rely are subject to a number of domestic and international privacy and security laws, rules, regulations and guidance regarding privacy, information security and Processing (“Data Protection Laws”) as well as laws and regulations regarding online services and the Internet generally. In the U.S., the rules and regulations to which we, directly or contractually through our partners, or our marketers may be subject include those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act and state cybersecurity and breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents.
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
The California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, is an example of the trend towards increasingly comprehensive privacy legislation being introduced in the United States. The CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also increases the privacy and security obligations on entities handling personal information, which is broadly defined under the law. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, and includes statutorily defined damages of up to $750 per citizen, which is expected to increase data breach litigation. The CCPA also imposes requirements on businesses that “sell” information (which is defined broadly under the CCPA); there is significant ambiguity regarding what constitutes a sale and many of our or our partner’s business practices may qualify. Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
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
The European General Data Protection Regulation ("GDPR") is another example of the type of data protection legislation that may present a risk to our business. The GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non–compliance. The GDPR imposes more stringent data protection requirements and requires us and our customers to give more detailed disclosures about how we collect, use and share personal information; contractually commit to data protection measures in our contracts with clients; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information. The GDPR provides greater penalties for noncompliance than previous data protection laws. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of the group’s annual global turnover, whichever is highest. We may also be obligated to assist our customers, partners, and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Assisting our customers, partners, and vendors in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, or EEA, to the United States. Although one of the primary mechanisms for legally transferring personal data (known as Privacy Shield) was invalidated, the European Commission released a set of “Standard Contractual Clauses” in June 2021 that is designed to be a valid mechanism by which entities can validly transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA.
Additionally, Brexit took effect in January 2020, which will lead to further legislative and regulatory changes. Although the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK, some uncertainty remains, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim.
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

While we strive to comply with applicable Data Protection Laws and Data Protection Obligations to the extent possible, we may at times fail to do so, or may be perceived to have failed to do so. For example, if we inadvertently received personal information from our partners, we may not comply with applicable Data Protection Laws and Data Protection Obligations with respect to that personal information. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or vendors do not comply with applicable Data Protection Laws and Data Protection Obligations. Additionally, in many cases we or our partners take steps to anonymize information such that it no longer constitutes personal information; we may fail, or be accused of failing, to properly anonymize such information. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various solutions, including but not limited to our marketers and their agencies and partners. If we, or our business associates or other third parties upon whom we rely fail, or are perceived to have failed, to address or comply with applicable data protection laws, privacy policies and data protection obligations, or if our privacy policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices, it could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; lead to a loss of consumers; reduce the use of our products by end users or our customers; affect our ability to attract new marketers and partners and maintain relationships with our existing marketers and partners; lead to special, compensatory punitive and statutory damages, litigation, injunctive relief, or consent orders regarding our privacy and security practices; introduce requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; lead to an inability to Process data; lead to other adverse actions against our licenses to do business; or otherwise adversely affect our business.
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

As of the date of filing, we had seven issued patents relating to our software. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered, or are registering, the “Cardlytics,” “Dosh," "Bridg" and "Entertainment" names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. Bank of America also has a right to purchase some of the source code underlying the Cardlytics platform upon the occurrence of specified events, which could compromise the proprietary nature of the Cardlytics platform and/or allow Bank of America to discontinue the use of our solutions. Additionally, other FIs have a right to obtain the source code underlying Cardlytics Ad Server through the release of source code held in escrow upon the occurrence of specified events, which could compromise the proprietary nature of the Cardlytics platform and/or allow these FIs to discontinue the use of our solutions.
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
We use open-source software to deliver our solutions and expect to continue to use open-source software in the future. Some of these open-source licenses may require that source code subject to the license be made available to the public and that any modifications or derivative works to open-source software continue to be licensed under open source licenses. This may require that we make certain proprietary code available under an open-source license. We may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. These claims could also result in litigation, require us to purchase costly licenses or require us to devote additional research and development resources to change the software underlying our solutions, any of which would have a negative effect on our business, financial condition and operating results and may not be possible in a timely manner. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our solutions on certain open-source software, and such litigation could be costly for us to defend or subject us to an injunction. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs. Finally, we cannot assure you that we have not incorporated open-source software into the software underlying our solutions in a manner that may subject our proprietary software to an open-source license that requires disclosure, to customers or the public, of the source code to such proprietary software. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our solutions and technologies and materially and adversely affect our ability to sustain and grow our business. Many open-source licenses also limit our ability to bring patent infringement lawsuits against open-source software that we use without losing our right to use such open-source software. Therefore, the use of open-source software may limit our ability to bring patent infringement lawsuits, to the extent we ever have any patents that cover open-source software that we use.

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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $161.47 through February 28, 2022. Factors that may affect the market price of our common stock include:
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

Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies due to, among other factors, the actions of market participants or other actions outside of our control, including general market volatility caused by expected interest rate changes, inflation and the COVID-19 pandemic. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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
We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
In the course of preparing our financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to significant acquisitions, including the oversight of third-party valuation specialists and sufficiently precise reviews of the related valuation reports for our goodwill and acquired intangible assets, contingent consideration and liabilities assumed.
If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.
Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.
Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock. With the exception of 172,880 shares issued in the purchase of Entertainment, which are subject to holding periods under the restrictions of Rule 144 under the Securities Act as of the time of this filing, all of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans, as well as shares issuable upon vesting of restricted stock unit awards, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. In addition, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Atlanta, Georgia where we occupy a facility of approximately 77,000 square feet. Our lease expires in April 2025. We have additional offices in New York, NY; San Francisco, CA; Los Angeles, CA; Austin, TX; Charlotte, NC; Detroit, MI; London, U.K. and Visakhapatnam, India. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.
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
Holders of Record
As of February 28, 2022, there were approximately 158 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Recent Issuances of Unregistered Securities
In connection with our acquisition of HSP EPI Acquisition, LLC ("Entertainment") described below, in January 2022 we issued 172,880 shares of our common stock to former equityholders of Entertainment who were “accredited investors,” as that term is defined in the Securities Act in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. Each of the Entertainment equityholders receiving shares as part of the acquisition represented that they were acquiring such shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Such shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Cardlytics, Inc. under the Securities Act.
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Stock Index and the Nasdaq Composite Index, from February 9, 2018, the date our common stock commenced trading on the Nasdaq Global Market, through December 31, 2021. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The graph uses our initial public offering price on February 9, 2018 of $13.00 per share as the initial value of our common stock. The stock price performance in this graph is not necessarily indicative of future stock price performance.

CDLX Performance Graph
$1,200.00
$1,100.00
$1,000.00
$900.00
$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$—
Index Value
02/09/18
06/30/18
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
Period Ending
Cardlytics, Inc.
S&P 500 Stock Index
NASDAQ Composite Index

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
Overview
Our company’s mission is to redefine marketing by using data for good. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which include online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform which utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and target loyalty marketing and also enable marketers to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") who provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are merchants ("merchant data partners") who provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas.

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
We run campaigns offering compelling Consumer Incentives to drive an expected rate of return on advertising spend for marketers. At times, we may collaborate with a partner to enhance the level of Consumer Incentives to their respective customers, funded by their Partner Share. We believe that these investments by our partners positively impact our platforms by making their customers more highly engaged with our platforms. However, these investments negatively impact our GAAP revenue, which is reported net of Consumer Incentives.
Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $186.9 million and $267.1 million for the years ended December 31, 2020 and 2021, respectively, representing an increase of 43%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and Partner Share, was $263.4 million and $394.1 million for the years ended December 31, 2020 and 2021, respectively, representing an increase of 50%. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $63.3 million and $103.3 million for the years ended December 31, 2020 and 2021, respectively, representing an increase of 63%. Adjusted contribution, a non-GAAP measure that represents our revenue less our adjusted Partner Share and other third-party costs, was $82.2 million and $129.6 million for the years ended December 31, 2020 and 2021, respectively, representing an increase of 58%.
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
The following table summarizes our results (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2020	$	%	2020	2021	$	%
Billings(1)	$316,053	$263,355	$(52,698)	(17)%	$263,355	$394,075	$130,720	50%
Consumer Incentives	105,623	76,463	(29,160)	(28)	76,463	126,959	50,496	66
Revenue	210,430	186,892	(23,538)	(11)	186,892	267,116	80,224	43
Adjusted Partner Share and other third-party costs(1)	115,211	104,710	(10,501)	(9)	104,710	137,488	32,778	31
Adjusted contribution(1)	95,219	82,182	(13,037)	(14)	82,182	129,628	47,446	58
Delivery costs	12,893	14,310	1,417	11	14,310	22,503	8,193	57
Deferred implementation costs	2,869	4,598	1,729	60	4,598	3,785	(813)	(18)
Gross profit	$79,457	$63,274	$(16,183)	(20)%	$63,274	$103,340	$40,066	63%
Net loss	$(17,144)	$(55,422)	$(38,278)	223%	$(55,422)	$(128,565)	$(73,143)	132%
Adjusted EBITDA(1)	$6,052	$(7,780)	$(13,832)	(229)%	$(7,780)	$(12,220)	$(4,440)	57%
(1)Billings, adjusted Partner Share and other third-party costs, adjusted contribution and adjusted EBITDA are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings, GAAP gross profit to adjusted contribution and GAAP net loss to adjusted EBITDA.

During 2019, 2020 and 2021, our net loss was $17.1 million, $55.4 million and $128.6 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platforms by FI partners, merchant data partners and marketers. On March 5, 2021, we acquired Dosh Holdings, Inc. ("Dosh"), and on May 5, 2021, we acquired Bridg, Inc. ("Bridg"). During 2021, we incurred $9.8 million and $14.6 million of costs in connection with these acquisitions, respectively. During 2019, 2020 and 2021, our net loss included stock-based compensation expense of $15.9 million, $32.4 million and $50.3 million, respectively.
FI Partners
Our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association (“Wells Fargo”), as well as many other national and regional financial institutions, including several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs. U.S. Bank, National Association began a phased launch of the Cardlytics platform in the first quarter of 2021 that was completed in the third quarter of 2021.
Partner Commitments
Agreements with certain FI partners require us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Certain of these agreements provide for future reductions in Partner Share due to the FI partner. During 2018, development payments to a certain FI partner totaled $9.3 million which was partially offset by recoveries through Partner Share payment reductions of $4.6 million in 2019.
During 2020 and 2021, we recognized write offs of deferred implementation costs totaling $0.7 million and $1.0 million, respectively, in Partner Share and other third-party costs on our consolidated statements of operations, upon the notification from one of our partners about plans to end the use of certain platform features prior to the end of our contractual arrangement with the partner.
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
Revenue for the year ended December 31, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solutions. During the year ended December 31, 2021, we saw continued recovery of both consumer spending as well as the advertising budgets of our clients; however, many merchants continued to be impacted by labor shortages and disruptions in their supply chains. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.
Acquisitions
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.8 million of adjustments and escrows, and contingent consideration with a fair value of $230.9 million related to additional potential future payments. At least 30% of the potential future payments will be in cash, with the remainder to be paid in cash or our common stock, at our option.
On March 5, 2021, we completed the acquisition of Dosh for purchase consideration of $277.6 million in a combination of cash and common stock. The total purchase consideration consisted of a $150.0 million cash purchase price, subject to $6.6 million of adjustments and escrows, and $125.0 million of shares of our common stock at an agreed-upon price of $136.33 per share, subject to $7.6 million of fair value adjustments based upon our close date, for an acquisition date fair value of $117.4 million.
Refer to Note 4—Business Combinations to our consolidated financial statements for further information.
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

	Year Ended December 31,
	2019	2020	2021
	(Amounts in thousands, except ARPU)
Cardlytics MAUs	122,586	155,784	170,925
Cardlytics ARPU	$1.72	$1.20	$1.51
Bridg ARR	$—	$—	$15,282
Billings	$316,053	$263,355	$394,075
Adjusted contribution	$95,219	$82,182	$129,628
Adjusted EBITDA	$6,052	$(7,780)	$(12,220)
Cardlytics Monthly Active Users
We define MAUs as targetable customers or accounts that have logged in and visited online or mobile applications containing offers from, opened an email containing offers from, or redeemed an offer from the Cardlytics platform during a monthly period. We then calculate a monthly average of these MAUs for the periods presented. We believe that MAUs is an indicator of the Cardlytics platform’s ability to drive engagement and is reflective of the marketing base that we offer to marketers.
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

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31, 2019
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$210,430	$—	$210,430
Plus:
Consumer Incentives	105,623	—	105,623
Billings	$316,053	$—	$316,053

	Year Ended December 31, 2020
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$186,892	$—	$186,892
Plus:
Consumer Incentives	76,463	—	76,463
Billings	$263,355	$—	$263,355

	Year Ended December 31, 2021
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$258,754	$8,362	$267,116
Plus:
Consumer Incentives	126,959	—	126,959
Billings	$385,713	$8,362	$394,075
Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted contribution demonstrates how incremental marketing spend on our platforms generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our Partner Share and other third-party costs exclusive of deferred implementation costs, which is a non-cash cost. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
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

The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31, 2019
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$210,430	$—	$210,430
Minus:
Partner Share and other third-party costs	118,080	—	118,080
Delivery costs(1)	12,893	—	12,893
Gross profit	79,457	—	79,457
Plus:
Delivery costs(1)	12,893	—	12,893
Deferred implementation costs(2)	2,869	—	2,869
Adjusted contribution	$95,219	$—	$95,219
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.7 million during 2019.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Year Ended December 31, 2019
	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$118,080	$—	$118,080
Minus:
Deferred implementation costs	2,869	—	2,869
Adjusted Partner Share and other third-party costs	$115,211	$—	$115,211

	Year Ended December 31, 2020
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$186,892	$—	$186,892
Minus:
Partner Share and other third-party costs	109,308	—	109,308
Delivery costs(1)	14,310	—	14,310
Gross profit	63,274	—	63,274
Plus:
Delivery costs(1)	14,310	—	14,310
Deferred implementation costs(2)	4,598	—	4,598
Adjusted contribution	$82,182	$—	$82,182
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $1.2 million during 2020.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Year Ended December 31, 2020
	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$109,308	$—	$109,308
Minus:
Deferred implementation costs	4,598	—	4,598
Adjusted Partner Share and other third-party costs	$104,710	$—	$104,710

	Year Ended December 31, 2021
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$258,754	$8,362	$267,116
Minus:
Partner Share and other third-party costs	140,864	409	141,273
Delivery costs(1)	18,111	4,392	22,503
Gross profit	99,779	3,561	103,340
Plus:
Delivery costs(1)	18,111	4,392	22,503
Deferred implementation costs(2)	3,785	—	3,785
Adjusted contribution	$121,675	$7,953	$129,628
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $1.9 million during 2021.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Year Ended December 31, 2021
	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$140,864	$409	$141,273
Minus:
Deferred implementation costs	3,785	—	3,785
Adjusted Partner Share and other third-party costs	$137,079	$409	$137,488
Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency gain (loss); deferred implementation costs; restructuring costs, acquisition and integration costs and change in fair value of contingent consideration. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency (gain) loss, deferred implementation costs, depreciation and amortization expense, stock-based compensation expense and change in fair value of contingent consideration. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year ended December 31, 2019
	Cardlytics Platform	Bridg Platform	Consolidated
Net loss	$(17,144)	$—	$(17,144)
Plus:
Interest expense, net	548	—	548
Depreciation and amortization expense	4,535	—	4,535
Stock-based compensation expense	15,851	—	15,851
Foreign currency loss	(781)	—	(781)
Loss on extinguishment of debt	51	—	51
Costs associated with financing events	123	—	123
Deferred implementation costs	2,869	—	2,869
Adjusted EBITDA	$6,052	$—	$6,052

	Year ended December 31, 2020
	Cardlytics Platform	Bridg Platform	Consolidated
Net loss	$(55,422)	$—	$(55,422)
Plus:
Interest expense, net	3,048	—	3,048
Depreciation and amortization expense	7,826	—	7,826
Stock-based compensation expense	32,396	—	32,396
Foreign currency gain	(1,549)	—	(1,549)
Deferred implementation costs	4,598	—	4,598
Restructuring costs	1,323	—	1,323
Adjusted EBITDA	$(7,780)	$—	$(7,780)

	Year ended December 31, 2021
	Cardlytics Platform	Bridg Platform	Consolidated
Net loss	$(121,455)	$(7,110)	$(128,565)
Plus:
Income tax benefit	(2,302)	(5,562)	(7,864)
Interest expense, net	12,563	—	12,563
Depreciation and amortization expense	22,485	7,386	29,871
Stock-based compensation expense	47,222	3,042	50,264
Foreign currency loss	1,267	—	1,267
Deferred implementation costs	3,785	—	3,785
Restructuring costs	713	—	713
Acquisition and integration costs	24,380	(8)	24,372
Change in fair value of contingent consideration	1,374	—	1,374
Adjusted EBITDA	$(9,968)	$(2,252)	$(12,220)

Components of Results of Operations
Revenue
We sell our solutions by entering into agreements directly with marketers or their marketing agencies, generally through the execution of insertion orders. The agreements state the terms of the arrangement, the negotiated fee, payment terms and the fixed period of time of the campaign. We invoice marketers monthly based on the qualifying purchases of our partners' customers as reported by our partners during the month. We report our revenue net of Consumer Incentives and gross of Partner Share.
Cost and Expense
We classify our expenses into the following categories: Partner Share and other third-party costs; delivery costs; sales and marketing expense; research and development expense; general and administrative expense; and depreciation and amortization expense.
Partner Share and Other Third-Party Costs
Partner Share and other third-party costs consist primarily of the Partner Share that we pay our partners, media and data costs, deferred implementation costs incurred pursuant to our agreements with certain partners. To the extent that we use a specific partners' customer’s anonymized purchase data in the delivery of our solutions, we pay the applicable partner a Partner Share calculated based on the relative contribution of the data provided by the partner to the overall delivery of the services. We expect that our Partner Share and other third-party costs will increase in absolute dollars as a result of our revenue growth.
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

Acquisition and Integration Costs
Acquisition costs primarily represent diligence efforts, legal and advisory costs, broker fees and insurance premiums. Integration costs primarily represent integration-related employee compensation, advisory costs, and travel costs.
Change in Fair Value of Contingent Consideration
Our acquisition of Bridg includes a component of contingent consideration to be paid to the sellers if certain performance levels are achieved by Bridg over a specific period of time. Contingent consideration is initially recorded at fair value on the acquisition date based, in part, on a range of estimated probabilities for achievement of these performance levels. The fair value is periodically adjusted as actual performance levels become known and updates are made to the estimated probabilities for future performance. A gain or loss is recognized in the income statement for fair value adjustments. If we make additional acquisitions, it is possible that we will incur gains or losses in the future due to the change in the fair value of contingent consideration.
Depreciation and Amortization Expense
Depreciation and amortization expense includes depreciation of property and equipment over the estimated useful life of the applicable asset as well as amortization of acquired intangible assets, deferred patent costs and capitalized internal-use software development costs.
Interest Expense, Net
Interest expense, net consists of interest incurred on our debt facilities, as well as related discount amortization and financing costs, partially offset by interest income on our cash balances.
Foreign Currency Gain (Loss)
Foreign currency gain (loss) consists primarily of gains and losses on foreign currency transactions.
Income Tax Benefit
We have generated losses before income taxes in the U.S., U.K. and most U.S. state income tax jurisdictions. We have generated historical net losses and recorded a full valuation allowance against our net deferred tax assets, and we expect to maintain a full valuation allowance in the near term. Realization of any of our net deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. For the periods presented, income tax benefit represents the release of a portion of our valuation allowance in connection with deferred tax liabilities arising from our acquisitions of Dosh and Bridg.

Results of Operations
The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2020	2021
Revenue	$210,430	$186,892	$267,116
Costs and expenses:
Partner Share and other third-party costs	118,080	109,308	141,273
Delivery costs	12,893	14,310	22,503
Sales and marketing expense	43,828	45,307	65,996
Research and development expense	11,699	17,532	38,104
General and administrative expense	36,720	46,532	66,222
Acquisition and integration costs	—	—	24,372
Change in fair value of contingent consideration	—	—	1,374
Depreciation and amortization expense	4,535	7,826	29,871
Total costs and expenses	227,755	240,815	389,715
Operating loss	(17,325)	(53,923)	(122,599)
Non-operating income (expense):
Interest expense, net	(548)	(3,048)	(12,563)
Foreign currency gain (loss)	729	1,549	(1,267)
Total non-operating income (expense)	181	(1,499)	(13,830)
Loss before income taxes	(17,144)	(55,422)	(136,429)
Income tax benefit	—	—	7,864
Net loss	$(17,144)	$(55,422)	$(128,565)

Comparison of Years Ended December 31, 2021 and 2020
In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Revenue

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Billings	$263,355	$394,075	$130,720	50%
Consumer Incentives	76,463	126,959	50,496	66%
Revenue	$186,892	$267,116	$80,224	43%
% of billings	141%	148%
The $80.2 million increase in revenue during 2021 compared to 2020 was comprised of a $130.7 million increase in billings, offset by a $50.5 million increase in Consumer Incentives. The billings increase was comprised of a $65.0 million increase in sales to existing marketers and a $65.7 million increase in sales to new marketers. Revenue during 2020 was significantly affected by the COVID-19 pandemic and its negative impact on both consumer spending and marketers' ability to spend advertising budgets on our solution. During 2021, we saw a recovery of both consumer spending as well as the advertising budgets of our clients. Consumer Incentives grew at a higher rate than billings during 2021 compared to 2020 primarily as a result of changes in advertiser mix and an increase in Consumer Incentives funded by partners through a reduction in Partner Share.
Costs and Expenses
Partner Share and Other Third-Party Costs

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Partner Share and other third-party costs:
Adjusted Partner Share and other third-party costs	$104,710	$137,488	$32,778	31%
Deferred implementation costs	4,598	3,785	(813)	(18)
Total Partner Share and other third-party costs	$109,308	$141,273	$31,965	29%
% of revenue	58%	53%
Partner Share and other third-party costs increased by $32.0 million during 2021 compared to 2020 primarily due to increase in billings partially offset by an increase in Consumer Incentives funded by partner through a reduction of Partner Share. Deferred implementation costs decreased by $0.8 million during 2021 compared to 2020 primarily due to a write off of deferred implementation costs totaling $0.7 million in 2020.

Delivery Costs

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Delivery costs	$14,310	$22,503	$8,193	57%
% of revenue	8%	8%
Delivery costs increased by $8.2 million during 2021 compared to 2020 primarily due to increased costs from our acquired businesses of $5.5 million, inclusive of $0.3 million of stock-based compensation expense. The remaining increase related to a $1.2 million increase in hosting-related IT costs, a $1.1 million increase in personnel costs associated with additional headcount to host the Cardlytics platform for certain FI partners and a $0.4 million increase in stock-based compensation expense.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Sales and marketing expense	$45,307	$65,996	$20,689	46%
% of revenue	24%	25%
Sales and marketing expense increased by $20.7 million during 2021 compared to 2020 primarily due to increased costs from our acquired businesses of $10.5 million, inclusive of $2.8 million of stock-based compensation expense. The remaining increase related to $6.8 million in personnel costs associated with additional headcount, a $1.7 million increase in marketing expenses, a $1.1 million increase in stock-based compensation expense and a $0.6 million increase in professional fees.
Research and Development Expense

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Research and development expense	$17,532	$38,104	$20,572	117%
% of revenue	9%	14%
Research and development expense increased by $20.6 million during 2021 compared to 2020 primarily due to increased costs from our acquired businesses of $9.2 million, inclusive of $1.9 million of stock-based compensation expense. The remaining increase is due to $6.2 million in personnel costs associated with additional headcount, a $3.7 million increase in stock-based compensation expense and a $0.9 million increase in professional fees and a $0.6 million increase in software license costs.

General and Administrative Expense

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
General and administration expense	$46,532	$66,222	$19,690	42%
% of revenue	25%	25%
General and administrative expense increased by $19.7 million during 2021 compared to 2020 primarily due to increased costs from our acquired businesses of $12.9 million, inclusive of $7.5 million of stock-based compensation expense. The remaining increase is due to $2.5 million in personnel costs associated with additional headcount, a $2.3 million increase in professional fees, $1.8 million increase in software licensing costs, a $0.1 million increase in facility costs and a $0.1 million increase in stock-based compensation expense.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (dollars in thousands):

	Year Ended December 31,		Change
	2020	2021	$	%
Delivery costs	$1,181	$1,865	$684	58%
Sales and marketing expense	9,857	13,780	3,923	40
Research and development expense	4,713	10,328	5,615	119
General and administrative expense	16,645	24,291	7,646	46
Total stock-based compensation expense	$32,396	$50,264	$17,868	55%
% of revenue	17%	19%
Stock-based compensation expense increased by $17.9 million during 2021 compared to 2020 primarily due to $12.5 million expense related to our assumption of unvested options and grants of restricted stock units to employees of our acquired businesses. The remaining increase is due to grants of restricted stock units to current employees and new hires during 2021.
Acquisition and integration costs

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Acquisition and integration costs	$—	24,372	$24,372	n/a
% of revenue	—%	9%
During 2021 we incurred $24.4 million of costs in connection with the acquisitions of Dosh and Bridg. For the year ended December 31, 2021, these amounts include $9.4 million of broker and insurance fees, $8.0 million of legal and accounting fees, $6.3 million of severances and incentive compensation and $0.7 million of travel costs. Refer to Note 4—Business Combinations to our consolidated financial statements for additional information regarding these acquisitions.

Change in fair value of contingent consideration

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$—	$1,374	$1,374	n/a
% of revenue	—%	1%
During 2021, we recognized $1.4 million of expense due to an increase in the fair value of contingent consideration related to our acquisition of Bridg. Refer to Note 13—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
Depreciation and Amortization Expense

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Depreciation and amortization expense	$7,826	$29,871	$22,045	282%
% of revenue	4%	11%
Depreciation and amortization expense increased by $22.0 million during 2021 compared to 2020 primarily driven by the increase of amortization of intangible assets related to the Dosh and Bridg acquisitions.
Interest Expense, Net

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Interest expense	$(3,488)	$(12,860)	$(9,372)	269%
Interest income	456	297	(159)	(35)
Interest expense, net	$(3,048)	$(12,563)	$(9,515)	312%
% of revenue	(2)%	(5)%
Interest expense, net increased by $9.5 million during 2021 compared to 2020 primarily driven by an increase in interest expense, including contractual interest expense, amortization of debt issuance costs and amortization of debt issuance costs, related to the Notes which were issued on September 22, 2020 and have an aggregate principal amount of $230.0 million bearing interest of 1.00%.
Foreign Currency Gain (Loss)

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Foreign currency gain (loss)	$1,549	$(1,267)	$(2,816)	(182)%
% of revenue	1%	—%
Foreign currency gain (loss) decreased by $2.8 million during 2021 compared to 2020 primarily due to the decrease in the value of the British pound relative to the U.S. dollar.

Income Tax Benefit

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Income tax benefit	$—	$7,864	$7,864	n/a
% of revenue	—%	3%
Income tax benefit increased by $7.9 million during 2021 compared to 2020 due to the release of a portion of our valuation allowance in connection with deferred tax liabilities arising from our acquisitions of Dosh and Bridg.
Critical Accounting Estimates
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
Business Combinations
We estimate the fair value of assets acquired and liabilities assumed in a business combination. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.
Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology, useful lives, and discount rates. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Fair Value of Contingent Consideration
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
The consideration for our acquisition of Bridg may include future payments that are contingent upon the results of Bridg's operations. We recorded a contingent consideration obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within our consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to forecasts, the discount rates and assumptions used in preparing these models which include estimates such as revenue volatility, revenue discount rate, weighted average cost of capital, and our common stock volatility. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense in our records in any given period. Refer to Note 13—Fair Value Measurements for information regarding the fair value of our financial instruments.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. We evaluate our goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of a reporting unit may not be recoverable. Our reporting units are one level below the operating segments at which level our segment management conducts regular reviews of the operating results.
Our impairment evaluation consists of a qualitative assessment. If this assessment indicates that it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. Otherwise, a quantitative impairment test is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. We can bypass the qualitative assessment for any period and proceed directly to the quantitative impairment test. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and will be determined as the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
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
Significant judgment is required in determining any valuation allowance recorded against net deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
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

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, restricted cash, working capital, accounts receivable and contract assets, net and unused available borrowings (in thousands):

	December 31,
	2020	2021
Cash and cash equivalents	$293,239	$233,467
Restricted cash	110	95
Working capital(1)	304,317	31,375
Accounts receivable and contract assets, net	81,249	111,085
Unused available borrowings	50,000	50,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. A majority of our cash and cash equivalents are held in fully FDIC–insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held in treasury obligation funds and money market accounts with six financial institutions, which we believe are of high credit quality. As of December 31, 2021, our demand deposit accounts earned up to a 0.50% annual rate of interest. As of December 31, 2021, we had $3.9 million in cash and cash equivalents in the U.K. While our investment in Cardlytics UK is not considered indefinitely invested, we do not plan to repatriate these funds.
Through December 31, 2021, we have incurred accumulated net losses of $522.6 million since inception, including losses of $17.1 million, $55.4 million and $128.6 million during 2019, 2020 and 2021, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans. Through December 31, 2021, we have received net proceeds of $222.7 million from the issuance of convertible senior notes, net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $611.1 million from public equity offerings.
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
Our other future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, our merger and acquisition efforts, the continued expansion of sales and marketing activities, the enhancement of our platforms, the introduction of new solutions, the continued market acceptance of our solutions and the extent of the impact of COVID-19 on our operational and financial performance. We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months following the date our consolidated financial statements were issued. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be materially and adversely impacted. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.

Sources of Material Cash Requirements
The following table summarizes our material cash requirements for future periods (in thousands):

	Material Cash Requirements Due by the Year Ended December 31,
	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Convertible senior notes(1)	$2,300	$4,600	$232,396	$—	$239,296
Finance leases(2)	39	50	—	—	89
Operating leases(3)	6,334	6,392	611	—	13,337
Cash portion of contingent consideration(4)	53,617	13,879	—	—	67,496
Broker fee on contingent consideration	12,300	4,500	—	—	16,800
Purchase obligations(5)	4,616	2,807	—	—	7,423
Total	$79,206	$32,228	$233,007	$—	$344,441
(1)Convertible senior notes were issued on September 22, 2020 and have an aggregate principal amount of $230.0 million bearing interest of 1.00%.
(2)Finance leases represent principal and interest payments.
(3)Operating lease obligations represent future minimum lease payments under our non-cancelable operating leases with an initial term in excess of one year.
(4)Amount represents the estimated fair value of the 30% cash portion of the Bridg First and Second Anniversary Payments.
(5)Purchase obligations include all legally binding contracts such as hardware, software, licenses and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.
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
During 2019, 2020 and 2021, we also received $29.7 million, $2.2 million and $2.4 million, respectively, in proceeds from the exercise of options and warrants to purchase shares of common stock, respectively.
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

2018 Loan Facility
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
On September 17, 2020, we amended our 2018 Loan Facility to allow for the issuance of the Notes. On December 30, 2020, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit, from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. As of December 31, 2021, we had $50.0 million of unused borrowings available under our 2018 Line of Credit.
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
Under the 2018 Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of December 31, 2021. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019.
The 2018 Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that prohibit mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and the payment or declaration of dividends; in each case subject to specified exceptions.
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
We believe we were in compliance with all financial covenants as of December 31, 2021.
Uses of Funds
Our collection cycles can vary from period to period based on the payment practices of our marketers and their agencies. We are generally obligated to pay Consumer Incentives between one and three months following redemption, regardless of whether we have collected payment from a marketer or its agency. We are generally obligated to pay our FI partners’ Partner Share by the end of the month following our collection of payment from the applicable marketer or its agency. As a result, timing of cash receipts from our marketers can significantly impact our operating cash flows for any period. Further, the timing of payment of commitments and implementation fees to our FI partners may also result in variability of our operating cash flows for any period.
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

Historical Cash Flows
In this section, we discuss the activity of our cash flows for the year ended December 31, 2020 and the year ended December 31, 2021. For a discussion of the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2021
Cash, cash equivalents and restricted cash at beginning of period	$104,587	$293,349
Net cash used in operating activities	(7,598)	(38,523)
Net cash used in investing activities	(10,117)	(506,695)
Net cash received from financing activities	206,430	485,998
Effect of exchange rates on cash, cash equivalents and restricted cash	47	(567)
Cash, cash equivalents and restricted cash at end of period	$293,349	$233,562
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
Operating activities used $38.5 million of cash in 2021, which reflected our net loss of $128.6 million, $96.7 million of which were non-cash charges, and a $6.7 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, including the amortization of acquired intangible assets, amortization of right–of–use assets, deferred implementation costs, changes in the fair value of our contingent consideration, credit loss expense and income tax benefit. The change in our net operating assets and liabilities was primarily due to a $27.9 million increase in accounts receivable and contract assets, a $0.9 million decrease in other accrued expenses and a $9.1 million decrease in Partner Share liability, partially offset by a $13.2 million increase in our Consumer Incentive liability.
Operating activities used $7.6 million of cash in 2020, which reflected our net loss of $55.4 million, $51.6 million of which were non-cash charges, and a $3.8 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, deferred implementation costs and bad debt expense. The change in our net operating assets and liabilities was primarily due to a $2.4 million increase in accounts receivable and contract assets, a $1.2 million decrease in other accrued expenses and a $4.5 million decrease in Partner Share liability, partially offset by a $4.4 million increase in our Consumer Incentive liability. These changes were primarily a result of significantly lower sales during 2020, primarily caused by the COVID–19 pandemic, compared to sales in 2019.
Investing Activities
Our cash flows used for investing activities are primarily driven by our acquisitions of Dosh and Bridg, our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities as we continue to invest in and grow our business.
Investing activities used cash totaling $10.1 million and $506.7 million, in 2020 and 2021, respectively. Our investing cash flows during these periods primarily consisted of funds used for the acquisitions of Dosh and Bridg, purchases of technology hardware and costs to develop internal-use software.

Financing Activities
Our cash flows from financing activities have primarily been composed of borrowings and repayments under our debt facilities, proceeds from the issuance of common stock and payments for costs related to debt issuances and equity offerings.
Financing activities provided $486.0 million in cash in 2021. During 2021, we raised total gross proceeds of $500.5 million, or net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million from our public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share.
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
Interest Rate Risk
The interest rate under the 2018 Line of Credit is variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 2.75%. As of December 31, 2021 the prime rate was 3.25% and a 10% increase in the current prime rate would, for example, result in a $0.2 million annual increase in interest expense if the maximum borrowable amount under the 2018 Line of Credit were outstanding for an entire year. The interest rate on the Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the 2019, 2020 and 2021, our operating expense would have increased by $1.4 million, $0.8 million and $1.0 million, respectively. Our foreign currency risks related to expenses denominated in Indian rupees are insignificant.
Inflation Risk
Historically, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. During the last year our partners have been faced with inflationary pressure. This could potentially impact our current business products and strategy. We continue to monitor the impact of inflation in order to reduce its effects through pricing strategies, productivity improvements, and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARDLYTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PCAOB ID No. 34

To the shareholders and the Board of Directors of Cardlytics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardlytics, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31,2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue – Refer to Note 2 and 6 to the consolidated financial statements
Critical Audit Matter Description
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
•With the assistance of our IT specialists, we:
•Identified the relevant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.

•Performed testing of initial system set-up and monitoring controls, system interface controls, automated controls, and data monitoring controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
•We tested internal controls within the relevant revenue business processes, including those in place to reconcile the information from various systems to the Company’s general ledger.
•For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.
Business Combinations – Refer to Notes 2, 4, and 13 to the consolidated financial statements
Critical Audit Matter Description
As disclosed in Note 4 to the consolidated financial statements, the Company completed the acquisition of Bridg Inc. ("Bridg") during 2021 for a transaction price of $578.9 million. This transaction was accounted for as a business combination.
Auditing the Company's accounting for the acquisition of Bridg was complex due to the estimation utilized in the Company's determination of the fair value of the contingent consideration initially valued at $230.9 million on the date of acquisition. The significant estimation was primarily due to the complexity of the valuation model used by management to measure the fair value of the contingent consideration and the sensitivity of the fair value to the significant underlying assumptions. In order to determine the fair value of the contingent consideration, the Company simulated forecasted annual recurring revenue ("ARR") using a revenue volatility assumption from comparable market data. The Company then determined the appropriate discount rate for the assumed cash component and used a Monte Carlo simulation for the assumed stock component. The assumptions used in preparing this model include estimates such as revenue volatility, revenue discount rate, weighted average cost of capital, and the Company’s common stock volatility. The assumptions utilized in the model are forward looking and could be affected by future economic and market conditions.
As contingent consideration is recorded as a liability it is remeasured using a fair value methodology consistent with the one described above and it will continue to be remeasured until the dates of settlement (upon the First Anniversary Payment and Second Anniversary Payment dates.)
We identified contingent consideration as a critical audit matter because of the judgement surrounding projected ARR and the complexity of the valuation model used to value the contingent consideration as well as the material weakness identified. This required a high degree of auditor judgment and an increased extent of effort, including the need for us to involve professionals with valuation expertise.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Bridg contingent consideration, specifically the projected ARR and valuation model, included the following, among others:
•We tested the projected revenues used in the model by comparing them to historical results, third party industry projections, and the Company’s internal contracted backlog.
•We evaluated management’s ability to accurately forecast revenues by comparing actual results to management’s historical forecasts of revenue.
•With the assistance of our valuation specialists, we evaluated the valuation methodology and independently recalculated the estimated fair value of the contingent consideration to compare to the Company's recorded amount.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2022

We have served as the Company’s auditor since 2012.

CARDLYTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$293,239	$233,467
Restricted cash	110	95
Accounts receivable and contract assets, net	81,249	111,085
Other receivables	5,306	6,097
Prepaid expenses and other assets	5,687	7,981
Total current assets	385,591	358,725
Long-term assets:
Property and equipment, net	13,865	11,273
Right-of-use assets under operating leases, net	10,764	10,196
Intangible assets, net	447	125,550
Goodwill	—	742,516
Capitalized software development costs, net	6,299	13,131
Deferred implementation costs, net	3,785	—
Other long-term assets, net	1,786	2,406
Total assets	$422,537	$1,263,797
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,363	$4,619
Accrued liabilities:
Accrued compensation	7,582	12,136
Accrued expenses	5,515	19,620
Partner Share liability	37,457	46,595
Consumer Incentive liability	24,290	52,602
Deferred revenue	349	3,280
Current operating lease liabilities	4,718	6,028
Current contingent consideration	—	182,470
Total current liabilities	81,274	327,350
Long-term liabilities:
Convertible senior notes, net	174,011	184,398
Long-term deferred revenue	—	173
Long-term operating lease liabilities	9,381	6,801
Long-term contingent consideration	—	49,825
Other long-term liabilities	679	4,550
Total liabilities	265,345	573,097
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 27,861 and 33,534 shares issued and outstanding as of December 31, 2020 and December 31, 2021, respectively	8	9
Additional paid-in capital	551,429	1,212,823
Accumulated other comprehensive (loss) income	(192)	486
Accumulated deficit	(394,053)	(522,618)
Total stockholders’ equity	157,192	690,700
Total liabilities and stockholders’ equity	$422,537	$1,263,797
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2019	2020	2021
Revenue	$210,430	$186,892	$267,116
Costs and expenses:
Partner Share and other third-party costs	118,080	109,308	141,273
Delivery costs	12,893	14,310	22,503
Sales and marketing expense	43,828	45,307	65,996
Research and development expense	11,699	17,532	38,104
General and administration expense	36,720	46,532	66,222
Acquisition and integration costs	—	—	24,372
Change in fair value of contingent consideration	—	—	1,374
Depreciation and amortization expense	4,535	7,826	29,871
Total costs and expenses	227,755	240,815	389,715
Operating loss	(17,325)	(53,923)	(122,599)
Other income (expense):
Interest expense, net	(548)	(3,048)	(12,563)
Foreign currency gain (loss)	729	1,549	(1,267)
Total other income (expense)	181	(1,499)	(13,830)
Loss before income taxes	(17,144)	(55,422)	(136,429)
Income tax benefit	—	—	7,864
Net loss	(17,144)	(55,422)	(128,565)
Net loss attributable to common stockholders	$(17,144)	$(55,422)	$(128,565)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(2.04)	$(3.99)
Weighted-average common shares outstanding, basic and diluted	23,746	27,213	32,202
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2019	2020	2021
Net loss	$(17,144)	$(55,422)	$(128,565)
Other comprehensive loss:
Foreign currency translation adjustments	(680)	(1,504)	678
Total comprehensive loss	$(17,824)	$(56,926)	$(127,887)
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2018	22,466	$7	$371,463	$1,992	$(321,487)	$51,975
Exercise of common stock options	716	—	12,052	—	—	12,052
Exercise of common stock warrants	821	—	17,659	—	—	17,659
Stock-based compensation	—	—	15,888	—	—	15,888
Issuance of common stock	1,904	1	61,308	—	—	61,309
Issuance of ESPP	154	—	2,208	—	—	2,208
Issuance of restricted stock	486	—	—	—	—	—
Other comprehensive income	—	—	—	(680)	—	(680)
Net loss	—	—	—	—	(17,144)	(17,144)
Balance – December 31, 2019	26,547	$8	$480,578	$1,312	$(338,631)	$143,267
Exercise of common stock options	467	—	10,176	—	—	10,176
Exercise of common stock warrants	9	—	—	—	—	—
Stock-based compensation	—	—	32,872	—	—	32,872
Issuance of restricted stock	779	—	—	—	—	—
Issuance of ESPP	59	—	2,837	—	—	2,837
Issuance of convertible notes	—	—	51,416	—	—	51,416
Purchases of capped calls	—	—	(26,450)	—	—	(26,450)
Other comprehensive loss	—	—	—	(1,504)	—	(1,504)
Net loss	—	—	—	—	(55,422)	(55,422)
Balance – December 31, 2020	27,861	$8	$551,429	$(192)	$(394,053)	$157,192
Exercise of common stock options	141	—	2,155	—	—	2,155
Stock-based compensation	—	—	50,224	—	—	50,224
Issuance of restricted stock	724	—	—	—	—	—
Issuance of common stock	3,850	1	484,048	—	—	484,049
Common stock purchase consideration for the acquisition of Dosh	916	—	117,349	—	—	117,349
Fair value of assumed Dosh options attributable to pre-combination service	—	—	3,593	—	—	3,593
Fair value of assumed Bridg options attributable to pre-combination service	—	—	841	—	—	841
Issuance of ESPP	42	—	3,184	—	—	3,184
Other comprehensive income	—	—	—	678	—	678
Net loss	—	—	—	—	(128,565)	(128,565)
Balance – December 31, 2021	33,534	$9	$1,212,823	$486	$(522,618)	$690,700
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2019	2020	2021
Operating activities
Net loss	$(17,144)	$(55,422)	$(128,565)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Credit loss expense	1,201	1,196	1,702
Depreciation and amortization	4,535	7,826	29,871
Amortization of financing costs charged to interest expense	95	312	968
Amortization of right-of-use asset	—	3,766	5,783
Accretion of debt discount and non-cash interest expense	—	2,486	9,513
Stock-based compensation expense	15,851	32,396	50,264
Change in fair value of contingent consideration	—	—	1,374
Other non-cash (income) expense, net	(570)	(1,003)	1,343
Deferred implementation costs	2,869	4,598	3,785
Income tax benefit	—	—	(7,864)
Change in operating assets and liabilities:
Accounts receivable and contracts assets, net	(26,018)	(2,396)	(27,936)
Prepaid expenses and other assets	(2,224)	(65)	(1,466)
Recovery of deferred implementation costs	4,625	—	—
Accounts payable	(601)	16	1,260
Other accrued expenses	6,152	(1,238)	(905)
Partner Share liability	14,301	(4,499)	9,139
Customer Incentive liability	8,385	4,429	13,211
Net cash received from (used in) operating activities	11,457	(7,598)	(38,523)
Investing activities
Acquisition of property and equipment	(8,277)	(5,408)	(3,108)
Acquisition of patents	(31)	(76)	(133)
Capitalized software development costs	(2,712)	(4,633)	(9,323)
Business acquisitions, net of cash acquired	—	—	(494,131)
Net cash used in investing activities	(11,020)	(10,117)	(506,695)
Financing activities
Principal payments of debt	(46,698)	(23)	—
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $6,900	—	223,100	—
Purchase of capped calls related to convertible senior notes	—	(26,450)	—
Proceeds from issuance of common stock	91,216	10,185	486,388
Deferred equity issuance costs	(196)	—	(190)
Debt issuance costs	(143)	(382)	(200)
Net cash received from financing activities	44,179	206,430	485,998
Effect of exchange rates on cash, cash equivalents and restricted cash	101	47	(567)
Net increase (decrease) in cash, cash equivalents and restricted cash	44,717	188,762	(59,787)
Cash, cash equivalents, and restricted cash — Beginning of period	59,870	104,587	293,349
Cash, cash equivalents, and restricted cash — End of period	$104,587	$293,349	$233,562

See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2019	2020	2021
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$104,458	$293,239	$233,467
Restricted cash	129	110	95
Total cash, cash equivalents and restricted cash — End of period	$104,587	$293,349	$233,562

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$1,266	$63	$2,328
Cash paid for income taxes	$—	$—	$—
Amounts accrued for property and equipment	$456	$242	$267
Amounts accrued for capitalized software development costs	$10	$68	$253

See notes to the consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    NATURE OF OPERATIONS
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We operate an advertising platform within our own and our partners' digital channels, which include online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform which utilizes point-of-sale data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and also enable marketers to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") who provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are merchants ("merchant data partners") who provide us with access to their point-of-sale data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
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
During 2019, 2020 and 2021, we received $29.7 million, $10.2 million and $2.2 million, respectively, in proceeds from the exercise of options and warrants to purchase shares of common stock.
2020 Convertible Senior Notes
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the "Notes"). Refer to Note 9—Debt and Financing Arrangements for further details.

Acquisitions
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.8 million of adjustments and escrows, and contingent consideration with an initial fair value of $230.9 million related to additional potential future payments. The potential payment within 30 days of the first anniversary of the acquisition (the "First Anniversary Payment") will be equal to 20 times the difference between the U.S. annualized recurring revenue ("ARR"), based on the month preceding the first anniversary and $12.5 million. The potential payment within 30 days of the second anniversary of the acquisition (the “Second Anniversary Payment”) will be equal to 15 times the difference between the ARR for customers as of the first anniversary based on the month preceding the second anniversary, and the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. At least 30% of the First Anniversary Payment and the Second Anniversary Payment will be in cash, with the remainder to be paid in cash or our common stock, at our option. If we choose to pay a portion of the First Anniversary Payment or Second Anniversary Payment in our common stock, the number of shares will be determined by dividing the amount of the payment by the trailing 20-day volume-weighted average price ending on the first anniversary date or second anniversary date, as applicable. We also assumed unvested options to purchase Bridg’s common stock and attributed $0.8 million of their fair value to the pre-combination service period. ARR is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Refer to Note 4—Business Combinations for further information.
On March 5, 2021, we completed the acquisition of Dosh Holdings, Inc. ("Dosh") for purchase consideration of $277.6 million in a combination of cash and common stock. The total purchase consideration consisted of a $150.0 million cash purchase price, subject to $6.6 million of adjustments and escrows; and $125.0 million of shares of our common stock at an agreed-upon price of 136.33 per share, subject to $7.6 million of fair value adjustments based upon our close date, for an acquisition date fair value of $117.4 million. In addition, we assumed unvested options to purchase Dosh’s common stock and attributed $3.6 million of their fair value to the pre-combination service period. Refer to Note 4—Business Combinations for further information.
2.     SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets of Dosh and Bridg, valuation of contingent consideration for Bridg, income tax including valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates
Restructuring
During the first quarter of 2020, we began a strategic shift within our organization to increase productivity and optimize performance. This plan resulted in severance and medical benefits totaling $1.3 million during the year ended December 31, 2020. We recognize these costs when the extent of our actions is determined and the costs can be estimated. These charges are reflected on our consolidated statement of operations for the year ended December 31, 2020, as follows: $1.1 million in sales and marketing expense, $0.1 million in general and administrative expense and $0.1 million in research and development expense. Severance and medical benefits of $0.9 million had been paid to former employees through December 31, 2020.

As a part of our integration efforts with our acquired companies, we have continued to evaluate the optimal structure of the combined organization. As a result, during the year ended December 31, 2021 we have recognized $1.2 million in severance and medical benefits related to our acquisitions. These charges are reflected on our consolidated statement of operations within acquisition and integration costs. Additionally, during the year ended December 31, 2021, we recognized $0.8 million of severance and medical benefits charges related to internal restructuring. These charges are reflected on our consolidated statement of operations as follows: $0.1 million in delivery costs, $0.4 million in sales and marketing expense, and $0.3 million in research and development expense. We recognize these costs when the extent of our actions is determined and the costs can be estimated. As of December 31, 2021, $0.6 million of severance and medical benefits related to integration efforts and 2021 restructuring owed to former employees remains unpaid.
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
We are also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other (expense) income, net in the accompanying consolidated statements of operations. We recorded a foreign currency (gain) loss totaling $(0.8) million, $(1.6) million and $1.3 million in 2019, 2020 and 2021, respectively.
Partner Share and Other Third-Party Costs
We generally pay our partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to our partners’ customers and certain third-party data costs ("Partner Share"). Partner Share and other third-party costs consist primarily of the Partner Share that we pay our partners, media and data costs, and deferred implementation costs incurred pursuant to our agreements with certain partners, any incremental costs due to partners as part of Partner Share commitments. To the extent that we use a specific partner customer’s anonymized purchase data in the delivery of our solutions, we pay the applicable FI partner a Partner Share calculated based on the relative contribution of the data provided by the partner to the overall delivery of the services. Prior to March 31, 2021, we referred to Partner Share as FI Share.
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
Revenue for the year ended December 31, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solutions. During the year ended December 31, 2021, we saw continued recovery of both consumer spending as well as the advertising budgets of our clients; however, many merchants continued to be impacted by labor shortages and disruptions in their supply chains. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.

Business Combinations
We apply the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. We allocate the purchase consideration to the net tangible and identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. We recognize costs directly associated with business combinations, including diligence efforts, legal and advisory costs, broker fees and insurance premiums, as acquisition and integration costs on our consolidated statements of operations.
Acquired Intangible Assets and Goodwill
Acquired intangible assets consist of identifiable intangible assets resulting from our business acquisition. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.
Goodwill represents the purchase consideration of an acquired business that exceeds the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment by reporting unit annually in the fourth quarter, specifically October 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during 2019, 2020 nor 2021.
Revenue Recognition
We determine revenue recognition through the following steps:
•identification of a contract with a customer;
•identification of the performance obligation(s) in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligation(s) in the contract and
•recognition of revenue when or as the performance obligation(s) are satisfied.
Cardlytics Platform
Our revenue generated from our Cardlytics platform consist of transaction-based fees made up of a significant volume of low-dollar transactions, sourced from multiple databases. The processing and recording of revenue are highly automated and are based on contractual terms with marketers, partners, and other parties. Because of the nature of our transaction-based fees, we use automated systems to process and record our revenue transactions.
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
With respect to our Cardlytics platform service, our performance obligation is to offer incentives to partners' customers to make purchases from the marketer within a specified period. This performance obligation is a series that represents a stand ready obligation to provide a targeted campaign for the marketer to partners' customers. The Cardlytics platform fees represent variable consideration that is resolved when partners' customers make qualifying purchases during the marketing campaign term.
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

Consumer Incentives
We report our revenue on our consolidated statements of operations net of Consumer Incentives. We do not provide the goods or services that are purchased by our partners’ customers from the marketers to which the Consumer Incentives relate. Accordingly, the marketer is deemed to be the principal in the relationship with the customer and, therefore, the Consumer Incentive is deemed to be a reduction in the purchase price paid by the customer for the marketer’s goods or services. While we are responsible for remitting Consumer Incentives to our FI partners for further payment to their customers, we function solely as an agent of marketers in these arrangements.
We invoice marketers monthly based on the qualifying purchases of partners' customers as reported by our partners during the month. Invoice payment terms, negotiated on a marketer-by-marketer basis, are typically between 30 to 60 days. However, for certain marketing agencies with sequential liability terms, payments are not due to us until such marketing agency has received payment from its marketer client. Accounts receivable is recorded at the amount of gross billings to marketers, net of allowances, for the fees and Consumer Incentives that we are responsible to collect. Our accrued liabilities also include the amount of Consumer Incentives due to FI partners. As a result, accounts receivable and accrued liabilities may appear large in relation to revenue, which is reported on a net basis.
Partner Share and Other Third-Party Costs
We report our revenue on our consolidated statements of operations gross of Partner Share. Partner Share costs are included in Partner Share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not our partners act as the principal in our arrangements with marketers. We are responsible for the fulfillment and acceptability of the services purchased by marketers. We also have latitude in establishing the price of our services, have discretion in supplier selection and earn variable amounts. Partners only supply consumer purchase data and digital marketing space and generally have no involvement in our marketing campaigns or contractual relationship with marketers.
Contract Costs
Given the short-term nature of our marketing campaigns, all contract costs are expensed as incurred since the expected period of benefit is less than one year. Costs to fulfill a contract include immaterial costs to set up a campaign that we expense as incurred due to the short-term nature of our marketing campaigns.
Bridg Platform
Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of subscription-based services. Revenue is generated from the sale of subscriptions to our cloud-based customer data-platform and the related delivery of professional services such as implementation, onboarding and technical support. Our subscription contracts are generally 6 to 36 months in duration and are generally billed in advance on a monthly, quarterly or annual basis, with the option for renewal at the end of the contractual arrangement. We recognize revenue over the period in which such services are performed. Our model typically includes an up-front implementation fee with a proof-of-concept period that begins once implementation has completed. It is followed with a periodic commitment from the customer that commences upon completion of the implementation and/or proof-of-concept period through the remainder of the customer life. The periodic commitment includes, but is not limited to, a fixed periodic fee and/or a transactional fee based on system usage that exceeds committed minimums. If the up-front implementation fee is not distinct, revenue is deferred until the date the customer commences use of our services, at which point the up-front implementation fee is recognized ratably over the life of the customer arrangement.
For contracts that contain multiple performance obligations, which include combinations of subscriptions to our cloud-based services and related professional services, we account for individual services as a separate performance obligation if they are distinct. The service is distinct if the service is separately identifiable from other items in the arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised services are accounted for as a combined performance obligation.
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring products or services to the customer. We include any fixed charges within our contracts as part of the total transaction price. To the extent that variable consideration is not constrained, we include an estimate of the variable amount, as appropriate, within the total transaction price and update its assumptions over the duration of the contract. As a practical expedient, we do not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of services is expected to be one year or less.

Many of our contracts with customers contain some component of variable consideration; however, the constraint will generally not result in a reduction in the estimated transaction price for most forms of variable consideration. We may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted.
The transaction price, including any discounts, is allocated between separate services in a contract that contains multiple performance obligations based on their relative standalone selling prices. The standalone selling prices are determined based on the market adjusted approach utilizing prices at which we separately sell or historically sold each service. For items that are not sold separately, we estimate the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. In instances where there are no observable selling prices for professional services, we may apply the residual approach to estimate the standalone selling price of the subscription based services. In certain situations we allocate the variable consideration to a series of distinct services within a contract. We allocate variable payments to one or more, but not all, of the distinct services or to a series of distinct services in a contract when (i) the variable payment relates specifically to our effort to transfer the distinct service and (ii) the variable payment is for an amount that depicts the amount of consideration to which we expect to be entitled in exchange for transferring the promised services to the customer.
Contract Balances
Timing may differ between the satisfaction of contractual performance obligations to our customers and corresponding invoicing and cash inflows. Contract assets primarily relate to amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transformed to a receivable (billed or unbilled) once the right to payment is unconditional. Contract liabilities, or deferred revenue, are recorded for amounts collected in advance of the satisfaction of contractual performance obligations. Contract balances are reported in a net contract asset or liability position on a customer-by-customer basis at the end of each reporting period.
Contract Costs
Contract costs are recognized based on the transfer of services to which the asset relates. The recognition period will consider expected customer lives and whether the asset relates to services transferred under a specific anticipated contract. As of December 31, 2021, there are no contract costs subject to capitalization. There were no impairment losses recognized during 2021.
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
The following table presents changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2019	2020	2021
Beginning balance	$169	$255	$587
Credit loss expense	1,201	1,196	1,702
Write-offs, net of recoveries	(1,115)	(864)	(962)
Ending balance	$255	$587	$1,327
Unbilled receivables were $0.6 million, $0.5 million and $2.2 million as of December 31, 2019, 2020 and 2021, respectively. An unbilled receivable represents revenue earned and recognized from customer activity that was not billed prior to the end of the reporting period. Unbilled receivables are included in accounts receivable and contract assets, net on our consolidated balance sheets.

Leases
At the inception or modification of a contract, we determine whether a lease exists and classify it as an operating or finance lease at commencement. Subsequent to commencement, lease classification is only reassessed upon a change to the expected lease term or contract modification. Finance and operating lease assets represent our right to use an underlying asset as lessee for the lease term, and lease obligations represent our obligation to make lease payments arising from the lease. Lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments, net of incentives such as tenant improvement allowances, over the lease term. As our leases generally do not provide an implicit rate, we use our incremental borrowing rates as of the lease commencement date to determine the present value of lease payments. The incremental borrowing rate used is a fully collateralized rate that considers our credit rating, market conditions and the term of the lease at the lease commencement date.
We consider a termination or renewal option in the determination of the lease term when it is reasonably certain that we will exercise that option. Leases with an initial expected term of 12 months or less are not recorded in the Consolidated Balance Sheets and the related lease expense is recognized on a straight-line basis over the lease term. We have elected to include non-lease components, such as common-area maintenance costs, with lease payments for the purpose of calculating lease right-of-use assets and liabilities, to the extent that they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease payments.
We record operating lease expense using the straight-line method within General and administration expense and/or Research and development expense dependent upon the individual leased assets. Finance lease expense is recognized as amortization expense within Depreciation and amortization expense, and interest expense within Interest expense, net. For leases with step rent provisions whereby the rental payments increase over the life of the lease, and for leases with rent-free periods, we recognize expense on a straight-line basis over the expected lease term, based on the total minimum lease payments to be made or lease receipts expected to be received.
Operating and finance lease assets are reviewed for impairment based on an ongoing review of circumstances that indicate the assets may no longer be recoverable, such as closures of office spaces or data centers, and leased assets that are no longer being utilized in current operations, and other factors. When necessary, we calculate operating and finance lease impairments using a discount rate to calculate the present value of estimated subtenant rentals that could be reasonably obtained for the property or asset, if allowed by the lease. Lease impairment charges for properties or assets no longer used in operations are recorded as a component of Restructuring, acquisition and integration related expenses or General and administrative expenses in the Consolidated Statements of Operations, dependent upon the qualitative factors surrounding the impairment.
The calculation of lease impairment charges may require significant judgments and estimates, including estimated subtenant rentals, discount rates and future cash flows based on our experience and knowledge of the market in which the property or asset is located, previous efforts to dispose of similar assets and the assessment of existing market conditions. Impairments are recognized as a reduction of the carrying value of the right-of-use asset and finance lease assets. Refer to Note 7—Leases for additional information.
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

Other Intangible Assets
Intangible assets, excluding those acquired from our business combinations, are recorded at cost and consist of costs incurred for software patent applications. As of December 31, 2021, we had seven issued patents relating to our software. We received approval for three patents in 2013, one patent in 2018 and three in 2021 and began amortizing the costs of obtaining these patents over the estimated remaining lives of the patents. If a patent application is rejected or if we abandon efforts to obtain a new patent, all deferred patent costs are expensed immediately. Deferred patent costs related to patents for which we have not yet obtained approval totaled $0.3 million and $0.4 million as of December 31, 2020 and 2021, respectively. Based on deferred patent costs as of December 31, 2021, the related amortization expense will be less than $0.1 million in each of the next five years. Intangible assets are as follows (in thousands):

	December 31,
	2020	2021
Deferred patent costs, gross	$518	$647
Less accumulated amortization	(71)	(85)
Deferred patent costs, net	$447	$562
Internal-Use Software Development Costs
Capitalized software development costs consist of costs incurred in the development of internal-use software, primarily associated with the development and enhancement of our Ads Manager and Ad Server. We capitalize the costs of software developed or obtained for internal use in accordance with ASC Topic 350-40, Internal Use Software. We begin to capitalize our costs upon completion of the preliminary project stage. We consider the preliminary project stage to be complete and the application development stage to have begun when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred in the preliminary project stage and post-implementation operation stages are expensed as incurred and recorded in research and development expense on our consolidated statements of operations.
During 2019, 2020 and 2021, we capitalized development costs for improvements to our platforms, including our Ads Manager Ad Server, totaling $2.6 million, $4.3 million and $10.1 million, respectively. During the first quarter of 2020, we redesigned certain elements of this project and wrote off development costs totaling $1.0 million recognized in depreciation and amortization expense on our consolidated statement of operations.
Capitalized software development costs are as follows (in thousands):

	December 31,
	2020	2021
Capitalized software development costs, gross	$9,230	$19,495
Less accumulated amortization	(2,931)	(6,364)
Capitalized software development costs, net	$6,299	$13,131
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
As described in Note 9—Debt and Financing Arrangements, on September 22, 2020, we issued the Notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025, including the exercise in full of the initial purchasers’ option to purchase up to an additional $30.0 million principal amount of the Notes. The net proceeds from this offering were $222.7 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. In accounting for the $7.3 million issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.

Amortization of debt issuance costs included in interest expense, net totaled $0.1 million, $0.3 million and $1.0 million in 2019, 2020 and 2021, respectively.
Deferred debt issuance costs related to our lines of credit included in other long-term assets are as follows (in thousands):

	December 31,
	2020	2021
Debt issuance costs, gross	$412	$598
Less accumulated amortization	(377)	(459)
Debt issuance costs, net	$35	$139

Deferred debt issuance costs related to our Notes included in debt are as follows (in thousands):

	December 31,
	2020	2021
Debt issuance costs, gross	$5,596	$5,596
Less accumulated amortization	(217)	(1,091)
Debt issuance costs, net	$5,379	$4,505
Future amortization of debt issuance costs is as follows (in thousands):

Years Ending December 31,	Amortization
2022	1,145
2023	1,151
2024	1,312
2025	1,036
Total	$4,644
Deferred Offering Costs
Deferred offering costs consist of incremental costs directly attributable to equity offerings. Deferred offering costs are included in other long-term assets on our consolidated balance sheets. Upon completion of an offering, these amounts are offset against the proceeds of the offering.
Deferred offering costs is as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021
Beginning balance	$—	$—	$—
Deferred costs	196	—	190
Recognized against offering proceeds	(196)	—	(190)
Ending balance	$—	$—	$—
Advertising
We expense advertising costs as incurred. These costs are included in sales and marketing expense on our consolidated statements of operations. Advertising costs include direct marketing costs such as print advertisements, market research, direct mail, public relations and trade show expenses and totaled $1.4 million, $1.0 million and $3.7 million in 2019, 2020 and 2021, respectively.

Stock-Based Compensation
We measure and recognize compensation expense based on the estimated fair value of the award on the grant date. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. We recognize the fair value of awards that contain performance conditions based upon the probability of the performance conditions being met. Expense for awards with performance conditions are estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met. We recognize the fair value of awards that contain market conditions over the derived service period. Forfeitures are accounted for when they occur. Refer to Note 10—Stock-based Compensation for additional information regarding our specific award plans and estimates and assumptions used to determine fair value.
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
Our nonfinancial assets that we recognize or disclose at fair value on our consolidated financial statements on a nonrecurring basis include property and equipment, intangible assets, capitalized software development costs and deferred implementation costs. The fair values for these assets are evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. Refer to Note 13—Fair Value Measurements for information regarding the fair value of our financial instruments.
Contingent Consideration
The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and assumptions used in preparing these models which include estimates such as revenue volatility, revenue discount rate, weighted average cost of capital, and our common stock volatility. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Refer to Note 13—Fair Value Measurements for information regarding the fair value of our financial instruments.
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
Significant judgment is required in determining any valuation allowance recorded against net deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP, as it removes the requirement to bifurcate our Convertible Senior Notes ("the Notes") into a separate liability and equity component. ASU 2020-06 will be effective for annual reporting periods beginning after December 15, 2021. On January 1, 2022 we will adopt this standard using the modified retrospective method which allows for a cumulative-effect adjustment to the opening balance sheet without restating prior periods. Upon adoption, we expect to initially record a decrease in accumulated deficit of $11.2 million, an increase to long-term debt of $40.2 million and a decrease to additional paid in capital of $51.4 million. Refer to Note 9, “Debt and Financing Arrangements” for further information about the Notes.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which require that an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Topic 606, at fair value on the acquisition date. ASU 2020-08 will be effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. On January 1, 2022 we will adopt this standard and apply to prospective business combinations.
4.     BUSINESS COMBINATIONS
Our acquisitions were accounted for as business combinations and the total purchase consideration of each was allocated to the net tangible and intangible assets and liabilities acquired based on their fair values on the acquisition dates with the remaining amounts recorded as goodwill. The values assigned to the assets acquired and liabilities assumed are based on preliminary estimates of fair value available as of the date of this Annual Report on Form 10-K may be adjusted during the measurement period for each acquisition of up to 12 months from the dates of acquisition as further information becomes available. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in adjustments to goodwill.
During the year ended December 31, 2021 we incurred $24.4 million of costs in connection with the acquisitions of Dosh and Bridg. These costs are included in acquisition and integration costs on our consolidated statements of operations. Acquisition costs primarily represent diligence efforts, legal and advisory costs, broker fees and insurance premiums. Integration costs primarily represent integration-related employee compensation, advisory costs, and travel costs. The results of Dosh and Bridg have been included in the consolidated financial statements since their respective dates of acquisition. For the year ended December 31, 2021, Dosh and Bridg's combined revenue included in the consolidated statement of operations were approximately 8% of consolidated revenue. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
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

The following table presents the preliminary purchase consideration allocation recorded on our consolidated balance sheet as of the acquisition date (in thousands):

May 5, 2021
Cash and cash equivalents	$1,630
Accounts receivable and other assets	1,989
Intangible assets	64,700
Goodwill	536,826
Accounts payable and other liabilities	(20,694)
Deferred tax liabilities	(5,562)
Total purchase consideration	$578,889
The goodwill was primarily attributed to the value of future growth expected for the Bridg platform and of synergies created with our current and future offerings. Goodwill is not expected to be deductible for income tax purposes. During the fourth quarter of 2021, we recorded a measurement period adjustment to our income tax provision resulting in $5.6 million of additional goodwill. See Note 11—Income Taxes for further details.
We will owe a brokerage fee derived from the amount of the First Anniversary Payment and the Second Anniversary Payment, if any. As of December 31, 2021, the brokerage fee of the First Anniversary Payment is expected to be $12.3 million, reflected in accrued expenses on our consolidated balance sheet, and the brokerage fee of the Second Anniversary Payment is expected to be $4.5 million, reflected in other long-term liabilities on our consolidated balance sheet.
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
The following table presents the preliminary purchase consideration allocation recorded on our consolidated balance sheet as of the acquisition date (in thousands):

March 5, 2021
Cash and cash equivalents	$7,323
Accounts receivable and other assets	6,146
Intangible assets	80,000
Goodwill	205,690
Accounts payable and other liabilities	(4,146)
Consumer Incentive liability	(15,101)
Deferred tax liabilities	(2,302)
Total purchase consideration	$277,610
The goodwill was primarily attributed to the value of synergies created with the Company’s current and future offerings and of future growth expected from the labor force of Dosh. Goodwill is not expected to be deductible for income tax purposes. During the fourth quarter of 2021, we recorded a measurement period adjustment of $1.5 million of additional fair value of developed technology. During the fourth quarter of 2021, we recorded a measurement period adjustment to our income tax provision resulting in $2.3 million of additional goodwill. See Note 11—Income Taxes for further details.
The following table presents the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful life (in years)
Trade name	$2,500	3.0
Developed technology	37,500	6.0
Merchant relationships	21,000	5.0
Partner relationships	2,000	7.0
Card-linked subscriber user base	$17,000	5.0
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

	Year Ended December 31,
	2020	2021
Revenue	$223,259	$274,486
Net loss	(92,883)	(138,422)

5.     GOODWILL AND ACQUIRED INTANGIBLES
The changes in the carrying amount of goodwill for the year ended December 31, 2021 are as follows (in thousands):

Balance as of December 31, 2020	$—
Goodwill additions	742,516
Balance as of December 31, 2021	$742,516
Acquired intangible assets subject to amortization as of December 31, 2021 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$2,700	$(753)	$1,947	2.1
Developed technology	91,000	(11,026)	79,974	5.3
Merchant relationships	32,000	(4,900)	27,100	4.2
Partner relationships	2,000	(235)	1,765	6.2
Card-linked subscriber user base	17,000	(2,798)	14,202	4.2
Total other intangible assets	$144,700	$(19,712)	$124,988
Amortization expense of acquired intangibles for the twelve months ended December 31, 2021 was $19.7 million.
As of December 31, 2021, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2022	26,186
2023	26,120
2024	25,400
2025	25,252
2026	17,558
Thereafter	4,472
Total expected future amortization expense	$124,988

6.     REVENUE
The Cardlytics Platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. During 2019, 2020 and 2021, Consumer Incentives totaled $105.6 million, $76.5 million and $127.0 million, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share. Prior to March 31, 2021, we referred to Partner Share as FI Share.
The Cardlytics platform is priced predominantly in two ways: (1) Cost per Served Sale (“CPS”), and (2) Cost per Redemption (“CPR”).
•CPS. Our primary pricing model is CPS, which we created to meet the media buying preferences of marketers. We generate revenue by charging a percentage, which we refer to as the CPS Rate, of all purchases from the marketer by consumers who (1) are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS Rates for marketers based on our expectation of the marketer’s return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of billings. However, if the amount of Consumer Incentives exceeds the amount of billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. This has occurred infrequently and has been immaterial in amount for each of the periods presented. In some instances, we may also charge the marketer the Consumer Incentive, in which case the marketer determines the level of Consumer Incentive for the campaign.
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
The following table summarizes revenue by pricing model (in thousands):

	Year Ended December 31,
	2019	2020	2021
Cost per Served Sale	$143,754	$131,045	$175,434
Cost per Redemption	63,295	53,838	81,911
Other	3,381	2,009	1,409
Cardlytics platform revenue	$210,430	$186,892	$258,754
The Bridg platform
The Bridg platform generates revenue through the sale of subscriptions to our cloud-based customer-data platform and the delivery of professional services, such as implementation, onboarding and technical support in connection with each subscription. We recognize subscription revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. For non-recurring services or transactional based fees dependent on system usage, revenue is recognized as services are delivered. Our subscription contracts are generally 6 to 36 months in duration and are generally billed in advance on a monthly, quarterly or annual basis.

The following table summarizes revenue from the Bridg platform (in thousands):

Period Ended December 31,
2021
Subscription revenue	$8,207
Other revenue	155
Bridg platform revenue	$8,362

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	December 31, 2021
Contract assets, current	Accounts receivable and contract assets, net	$52
Contract assets, long-term	Other long-term assets, net	26
Total contract assets		$78

Contract liabilities, current	Deferred revenue	$1,627
Contract liabilities, long-term	Long-term deferred revenue	173
Total contract liabilities		$1,800
The following information represents the total transaction price for the remaining performance obligations as of December 31, 2021 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2021, we had $17.9 million of remaining performance obligations, of which $7.0 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
7.     LEASES
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2022 and 2025. During the year ended December 31, 2021, we recognized additional right-of-use assets and lease liabilities related to our operating leases of $5.1 million and $5.5 million, respectively. This includes $1.8 million of new lease agreements related to data center expansion, $0.6 million related to the renewal or modification of pre-existing data center lease agreements, $0.4 million of new lease agreements related to office space expansion and $0.9 million related to the renewal or modification of pre-existing office space lease agreements. Additionally, right-of-use assets and lease liabilities of $1.4 million and $1.8 million, respectively, were recorded related to the acquisitions of Dosh and Bridg and assumption of their existing lease agreements. Refer to Note 4—Business Combinations for further information.
During 2021, we incurred an impairment of $0.6 million to the right-of-use assets under operating leases, related to the discontinued use of office space lease obtained during the Dosh acquisition. The impairment is reflected in acquisition and integration costs in the Consolidated Statements of Operations and was attributable to the Cardlytics platform operating segment. Refer to Note 16—Segments for more information on our operating segments.
During 2020 and 2021, respectively, we made cash payments of $4.0 million and $7.3 million for operating leases which are included in cash flows received from (used in) operating activities in our consolidated statement of cash flows.

Lease assets and liabilities, net, are as follows (in thousands):

		December 31,
Lease Type	Consolidated Balance Sheets Location	2020	2021
Operating lease assets	Right-of-use assets under operating leases, net	$10,764	$10,196
Finance lease assets	Property and equipment, net	9	86
Total lease assets		10,773	10,282

Operating lease liabilities, current	Current operating lease liabilities	4,718	6,028
Operating lease liabilities, long-term	Long-term operating lease liabilities	9,381	6,801
Finance lease liabilities, current	Accrued expenses	13	36
Finance lease liabilities, long-term	Other long-term liabilities	—	50
Total lease liabilities		$14,112	$12,915
The following table summarizes activity related to our leases (in thousands):

	December 31,
	2020	2021
Operating lease expense	$4,078	$5,632
Variable lease expense	847	936
Short-term lease expense	232	119
Total net operating lease cost	$5,157	$6,687

The following table presents our weighted average borrowing rates and weighted average lease terms:

	December 31,
	2020	2021
Operating leases:
Weighted average borrowing rate	3.4%	3.4%
Weighted average remaining lease term (years)	3.25	2.36

The following table summarizes future maturities of lease liabilities as of December 31, 2021 (in thousands):

Fiscal Year	Operating Leases
2022	$6,334
2023	4,472
2024	1,920
2025	611
Total lease payments	13,337
Imputed interest	508
Total lease liabilities	$12,829

8.    PROPERTY AND EQUIPMENT
Significant components of property and equipment are as follows (in thousands):

	December 31,
	2020	2021
Computer equipment	$27,105	$28,848
Leasehold improvements	6,770	7,689
Furniture and fixtures	1,112	1,232
Construction in progress	125	29
Property and equipment, gross	35,112	37,798
Less accumulated depreciation and amortization	(21,247)	(26,525)
Property and equipment, net	$13,865	$11,273
Depreciation expense was $4.0 million, $5.6 million and $6.7 million in 2019, 2020 and 2021, respectively.

9.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	December 31,
	2020	2021
Convertible senior notes, net	$174,011	$184,398
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest on debt of $0.6 million and $0.7 million as of December 31, 2020 and 2021, respectively.
2020 Convertible Senior Notes
On September 22, 2020, we issued Notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025, including the exercise in full of the initial purchasers’ option to purchase up to an additional $30.0 million principal amount of the Notes. The Notes were issued pursuant to an indenture, dated September 22, 2020 (the “Indenture”), between us and U.S. Bank National Association, as trustee.
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
The net carrying amount of the liability component of the Notes is as follows (in thousands):

	December 31,
	2020	2021
Principal	$230,000	$230,000
Minus: Unamortized debt discount	(50,610)	(41,098)
Minus: Unamortized issuance costs	(5,379)	(4,504)
Net carrying amount of the liability component	$174,011	$184,398

The net carrying amount of the equity component of the Notes is as follows (in thousands):

	December 31,
	2020	2021
Proceeds allocated to the conversion options (debt discount)	$53,096	$53,096
Minus: Issuance costs	(1,680)	(1,680)
Net carrying amount of the equity component	$51,416	$51,416

Interest expense recognized related to the Notes is as follows (in thousands):

	December 31,
	2020	2021
Contractual interest expense (due in cash)	$626	$2,300
Amortization of debt discount	2,486	9,513
Amortization of debt issuance costs	217	874
Total interest expense related to the Notes	$3,329	$12,687
Effective interest rate	5.32%	5.52%
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
On September 17, 2020, we amended our 2018 Loan Facility to allow for the issuance of the Notes. On December 30, 2020, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit, from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. As of December 31, 2021, we had $50.0 million of unused borrowings available under our 2018 Line of Credit.
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
Under the 2018 Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate minus 0.50%, or 2.75% as of December 31, 2021. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019.
The 2018 Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that prohibit mergers, acquisitions and dispositions of assets, incurrence of indebtedness and encumbrances on our assets and the payment or declaration of dividends; in each case subject to specified exceptions.
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
We believe we were in compliance with all financial covenants as of December 31, 2021.
Future Payments
Aggregate future payments of principal due upon maturity are as follows (in thousands):

Years Ending December 31,	Convertible Senior Notes
2022	$—
2023	—
2024	—
2025	230,000
Total debt	$230,000

10.     STOCK-BASED COMPENSATION
Our 2018 Equity Incentive Plan ("2018 Plan") became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Stock Plan ("2008 Plan"). Any awards granted under the 2008 Plan remain subject to the terms of our 2008 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2018 Plan. As of December 31, 2021, there were 2,033,227 shares of our common stock reserved for issuance under our 2018 Plan. The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 Plan increased by 1,676,682 shares on January 1, 2022.
The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2018 Plan provides for the grant of performance cash awards.
The following table summarizes the allocation of stock-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2020	2021
Delivery costs	$711	$1,181	$1,865
Sales and marketing expense	4,248	9,857	13,780
Research and development expense	1,619	4,713	10,328
General and administration expense	9,273	16,645	24,291
Total stock-based compensation expense	$15,851	$32,396	$50,264
During 2019, 2020 and 2021, we capitalized less than $0.5 million, $0.5 million and $0.7 million, respectively, of stock-based compensation expense for software development. Additionally, during 2021, we recognized $12.5 million expense related to our assumption of unvested options and RSU and PSU grants to employees of our acquired businesses.
As of December 31, 2021, we have accrued $0.8 million of stock-based compensation for bonus in lieu of cash compensation which has not been settled. This amount is presented within accrued compensation on our condensed consolidated balance sheet.
Common Stock Options
The term of each option to purchase shares of our common stock pursuant to the 2018 Plan is set by our board of directors or a committee thereof. Option awards are generally granted with an exercise price not less than the fair value per share of our common stock at the grant date. Option awards generally vest over four years and expire 10 years following the date of grant.

A summary of common stock option activity under our 2018 Plan is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding - December 31, 2018	1,774	$20.55
Granted	39	20.64
Exercised	(716)	16.84		$21,399
Forfeited	(31)	23.95
Cancelled	(66)	22.37
Outstanding - December 31, 2019	1,000	$22.99
Exercised	(467)	21.78		$29,523
Forfeited	(19)	27.83
Cancelled	(1)	21.89
Outstanding - December 31, 2020	513	$23.91
Exercised	(106)	19.11		$9,710
Cancelled	(1)	22.16
Outstanding - December 31, 2021	406	$25.17	4.80	$16,608
Exercisable - December 31, 2021	406	$25.17	4.80	$16,608
(1)For options exercised during the year, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at December 31, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $66.09 closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2021 that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during 2019, 2020 and 2021 was approximately $4.8 million, $2.3 million and $0.5 million respectively. All stock option awards outstanding under our 2018 Plan have vested as of December 31, 2021.
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

The following table summarizes changes in common stock options from the Bridg acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2020	—	$—
Assumed	22	8.46
Exercised	(4)	8.53		$318
Options outstanding — December 31, 2021	18	8.45	9.35	$1,023
Exercisable — December 31, 2021	4	$8.35	9.35	$225
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at December 31, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $66.09 per share closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2021, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the twelve months ended December 31, 2021 was $0.4 million. As of December 31, 2021, unamortized stock-based compensation expense related to unvested common stock options was $0.9 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.7 years.
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

The following table summarizes changes in common stock options from the Dosh acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2020	—	$—
Assumed	104	3.06
Exercised	(30)	3.06		$2,492
Forfeited	(44)	3.06
Options outstanding — December 31, 2021	30	3.06	9.15	$1,847
Exercisable — December 31, 2021	5	$3.06	9.03	$308
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at December 31, 2021, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $66.09 per share closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2021, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the twelve months ended December 31, 2021 was $3.5 million. As of December 31, 2021, unamortized stock-based compensation expense related to unvested common stock options was $2.4 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 2.20 years.
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

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2018	381	$18.11
Granted	1,978	17.78
Vested	(486)	14.97
Forfeited/canceled	(132)	18.92
Unvested - December 31, 2019	1,741	$18.55
Granted	1,758	43.07
Vested	(779)	28.56
Forfeited	(286)	23.34
Unvested - December 31, 2020	2,434	$32.49
Granted	975	106.24
Vested	(724)	32.51
Forfeited	(391)	51.54
Unvested - December 31, 2021	2,294	$60.58	2.80	$106,468
Service-based Restricted Stock Units
During 2021, we granted 769,653 RSUs to employees, executives, and our non-employee directors, which have annual vesting periods ranging from one to four years. During 2021, we additionally granted 30,624 immediately vesting RSUs resulting from the modification of awards through separation agreements. The immediately vesting awards replaced previously granted RSUs which were cancelled as a result of the modification. As of December 31, 2021, there was approximately $106.5 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.8 years. The aggregate intrinsic value based on the $66.09 closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2021 of unvested RSUs is $151.6 million as of December 31, 2021.
Subsequent to December 31, 2021, we granted 283,634 RSUs to employees, which have annual vesting periods ranging from two to four years. We additionally granted 6,093 RSUs which vest in less than a year and replace previously granted RSUs which were cancelled as a result of the modification of awards due to separation. The unamortized stock-based compensation expense related to all RSUs granted subsequent to December 31, 2021 is $16.1 million.
Performance-based Restricted Stock Units
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

The vesting conditions of each of the four tranches must be achieved within four years of the grant date. Upon a vesting event, 50% of the related tranche vests immediately, 25% of the related tranche vests six months after the achievement date and 25% of the related tranche vests 12 months after the achievement date. Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In August and November 2019, the compensation committee of our board of directors certified that the target minimum trailing 30-day average closing price of our common stock and target minimum cumulative adjusted EBITDA over a trailing 12-month period, respectively, were achieved resulting in the immediate vesting of 50% of the related PSU tranches. In February 2020, 25% of the 30-day average closing price of our common stock PSU tranche vested upon the six-month anniversary of the tranche's achievement date and the remaining 25% of the tranche vested in August 2020 upon the twelve-month anniversary of the tranche's achievement date. In May 2020, 25% of the adjusted EBITDA tranche vested upon the six-month anniversary of the tranche's achievement date, and the remaining 25% of the tranche vested in November 2020 upon the twelve-month anniversary of the tranche's achievement date. In October 2021, the compensation committee of our board of directors certified that the target number of advertisers that were billed over a specified amount during a trailing 12-month period had been achieved resulting in the immediate vesting of 50% of the related PSU tranche. In December 2021, the compensation committee of our board of directors certified that the target growth rate for adjusted contribution during a trailing 12-month period had been achieved resulting in the immediate vesting of 50% of the related PSU tranche.
In April 2020, we granted 476,608 performance-based restricted stock units ("2020 PSUs"), of which 443,276 units have a performance-based vesting condition based on a minimum average revenue per user ("ARPU") target over a trailing 12-month period and 33,332 units have the same performance-based vesting conditions as those that unmet at the time under the 2019 PSUs described above. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six months after achievement date and 25% of the award vests 12 months after the achievement date.
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
In September 2021, we granted 6,666 PSUs which have the same unmet vesting conditions of the 2020 PSUs, 6,667 PSUs which have the same unmet revenue target vesting condition of the 2021 PSUs and 6,667 PSUs which have the same unmet different revenue target vesting condition of the 2021 PSUs as described above.
We believe that the achievement of all of the above referenced performance-based vesting conditions are probable before the awards' respective expiration dates.
Employee Stock Purchase Plan
Our board of directors adopted and our stockholders have approved our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective and enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. During 2019, 2020 and 2021, a total of 154,601, 59,173 and 41,473 shares of common stock were purchased by employees under the 2018 ESPP, respectively.

As of December 31, 2021, 711,255 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 335,336 shares on January 1, 2022. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP.
11.    INCOME TAXES
Domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021
Domestic	$(13,464)	$(42,613)	$(122,087)
Foreign	(3,680)	(12,809)	(14,342)
Loss before income taxes	$(17,144)	$(55,422)	$(136,429)
The significant components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign (1)	—	—	—
Total current	—	—	—
Deferred:
Federal	1,326	23,062	31,106
State	622	3,744	4,942
Foreign	222	1,713	2,184
Change in uncertain tax positions	598	(117)	(596)
Change in valuation allowance	(2,768)	(28,402)	(29,772)
Total deferred	—	—	7,864
Income tax benefit	$—	$—	$7,864
(1)The current income tax (expense) during 2019, 2020 and 2021 excludes Indian income tax expense of less than $0.1 million, $0.3 million and $0.2 million, respectively.

The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate:

	Year Ended December 31,
	2019	2020	2021
Tax benefit at federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	—%	—%	2.08%
Change in federal and state statutory rate	0.34%	0.35%	(0.14)%
Foreign rate differential	(0.20)%	(0.62)%	(0.19)%
Other adjustments	(5.18)%	7.36%	4.68%
Valuation allowance	(16.18)%	(28.57)%	(21.76)%
Income tax benefit	(0.22)%	(0.48)%	5.68%
The significant components of deferred income taxes are as follows (in thousands):

	December 31,
	2020	2021
Net operating loss carry-forwards	$92,387	$145,273
Allowance for credit losses	94	212
Depreciation and amortization	(13,601)	(42,053)
Stock-based compensation	3,769	7,889
Deferred costs	1,462	7,898
IRC Section 163(j) interest expense limitation	89	77
Other tax credit carry-forward	1,771	4,249
Other temporary differences	20	322
Valuation allowance	(85,991)	(123,867)
Net long-term deferred tax asset	$—	$—
We have generated historical net losses and recorded a full valuation allowance against our net deferred tax assets, and we expect to maintain a full valuation allowance in the near term. Realization of any of our net deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. During 2021, we released $5.6 million and $2.3 million of our valuation allowance, related to net deferred tax liabilities arising from the acquisitions of Bridg and Dosh, respectively, resulting in a combined income tax benefit of $7.9 million reflected on our consolidated statement of operations. Deferred tax liabilities for Bridg and Dosh primarily related to acquired intangible assets.
The following table presents changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2019	2020	2021
Beginning balance	$(67,463)	$(70,231)	$(85,991)
Allowance for domestic and foreign net operating loss carry-forwards	(3,598)	(26,277)	(51,856)
Rate change on domestic net operating loss carry-forwards	(32)	(82)	419
Convertible debt additional paid-in capital tax adjustment - valuation allowance impact	—	12,642	—
Other changes	862	(2,043)	13,561
Ending balance	$(70,231)	$(85,991)	$(123,867)

As of December 31, 2020 and 2021 we have $371.2 million and $586.2 million, respectively, of gross U.S. federal net operating loss carry forwards that will begin to expire in the 2028 tax year. Additionally, we have $155.8 million and $243.6 million of gross state net operating loss carry-forwards as of December 31, 2020 and 2021, respectively that will expire between the 2022 and 2041 tax years for states that do not have indefinite carry-forward periods for net operating losses generated in recent years.
Ownership changes, as defined by IRC Section 382, may limit the amount of net operating losses that a company may utilize to offset future taxable income and taxes payable. Pursuant to IRC Section 382, an ownership change occurs when the stock ownership of 5% stockholders increases by more than 50% over a testing period of three years. We have experienced ownership changes in the past, and it is possible that we have undergone ownership changes subsequent to April 2, 2020, the date of our most recent evaluation, or that we may undergo such a change in the future. Any such ownership change may limit our ability to utilize net operating losses.
Our results during 2019, 2020 and 2021 reflect state tax credits related to hiring and research activities that are utilized through the reduction of state payroll tax withholdings totaling $1.3 million, $1.4 million and $1.3 million, respectively.
As of December 31, 2020 and 2021, Cardlytics UK had gross net operating losses of $25.7 million and $43.0 million, respectively. Foreign net operating loss carry-forwards expire according to the rules of each country. In the U.K., there is an indefinite carry-forward period. As of December 31, 2021, Cardlytics UK held cash and cash equivalents of $3.9 million. While our investment in Cardlytics UK is not considered to be permanently invested, we do not plan to repatriate these funds. Further, although the tax basis of our investment in Cardlytics UK exceeds its book basis, we have not recorded a deferred tax asset since we do not believe that a reversal of this temporary difference will occur in the foreseeable future.
The following table summarizes the activity related to our gross unrecognized tax benefits that would affect our effective tax rate, if recognized (in thousands):

	Year Ended December 31,
	2019	2020	2021
Beginning balance	$783	$185	$302
Increase related to current year tax position	(598)	117	826
Ending balance	$185	$302	$1,128
All such positions, if recognized, would impact our effective tax rate. We do not currently anticipate any of our positions to change significantly in the next 12 months. Our tax filings from inception remain subject to income tax examinations.
12.    COMMON STOCK WARRANTS
We have granted warrants to purchase shares of our common stock to certain FI partners that include both time-based and performance-based vesting conditions. These warrants are accounted for under ASC Topic 505-50, Equity-Based Payments to Non-Employees. Since the performance conditions contained in these warrants are directly related to revenue-producing activities, we incur non-cash expense in Partner Share and other third-party costs on our consolidated statements of operations based on the vesting-date fair value of our common stock underlying these warrants.

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
We were formerly party to a reseller agreement with Fidelity Information Services LLC (“FIS”). In September 2019, FIS exercised all of their warrants to purchase common stock, resulting in cash proceeds of $15.2 million and the issuance of 644,365 shares of our common stock. No common stock warrants have been issued or exercised during 2021.
13.     FAIR VALUE MEASUREMENTS
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

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$182,470	$182,470
Long-term contingent consideration	—	—	49,825	49,825
Total liabilities	$—	$—	$232,295	$232,295

The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

Year Ended December 31, 2021
Beginning balance	$—
Increase due to acquisition	230,921
Unrealized loss due to change in fair value	$1,374
Ending balance	$232,295
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
The following table summarizes key assumptions used for estimating the fair value of the contingent consideration:

December 31, 2021
Revenue volatility	20.0%
Revenue discount rate	4.7%
Weighted average cost of capital	12.5%
Common stock volatility	69.0%
Portion to be paid in cash	30.0%

14.     COMMITMENTS AND CONTINGENCIES
Implementation Costs
Agreements with certain partners require us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to partners are included in deferred implementation costs on our consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization and impairment is included in Partner Share and other third-party costs on our consolidated statements of operations and is presented in amortization and impairment of deferred implementation costs on our consolidated statement of cash flows. Certain of these agreements provide for future reductions in Partner Share due to the partner. These reductions in Partner Share are recorded as a reduction to deferred implementation costs and also result in a cumulative adjustment to accumulated amortization. During 2018, development payments to a certain partner totaled $9.3 million which was partially offset by recoveries through Partner Share payment reductions of $4.6 million in 2019.
During 2020 and 2021, we recognized write offs of deferred implementation costs totaling $0.7 million and $1.0 million, respectively, in Partner Share and other third-party costs on our consolidated statements of operations, upon the notification from one of our partners about plans to end the use of certain platform features prior to the end of our contractual arrangement with the partner.
The following table presents changes in deferred implementation costs (in thousands):

	December 31,
	2019	2020	2021
Beginning balance	$15,877	$8,383	$3,785
Recoveries through Partner Share	(4,625)	—	—
Amortization	(2,869)	(3,915)	(2,826)
Impairment	—	(683)	(959)
Ending balance	$8,383	$3,785	$—
We have a minimum Partner Share commitment with a certain FI partner totaling $10.0 million over a 12-month period beginning on April 1, 2022.
Other Commitments
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 7—Leases for further details. In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025. Refer to Note 9—Debt and Financing Arrangements for further details. In connection with our acquisition of Bridg, we will owe a brokerage fee derived from the amount of the First Anniversary Payment and the Second Anniversary Payment, if any. See Note 4—Business Combinations for further details.
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

15.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for 2019, 2020 and 2021 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	December 31,
	2019	2020	2021
Common stock options	1,000	513	454
Common stock warrants	12	—	—
Convertible Senior Notes	—	2,701	2,701
Restricted stock units	1,741	2,434	2,294
Common stock issuable pursuant to the ESPP	7	4	9
16.     SEGMENTS
As of December 31, 2021, we have three operating segments: the Cardlytics platform in the U.S. and U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs is also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies.
The following table provides information regarding our reportable segments (in thousands):

	Year Ended December 31,
	2019	2020	2021
Cardlytics platform
Adjusted contribution	$95,219	$82,182	$121,675
Plus: Adjusted Partner Share and other third-party costs(1)	115,211	104,710	137,079
Revenue	$210,430	$186,892	$258,754
Bridg platform
Adjusted contribution	$—	$—	$7,953
Plus: Adjusted Partner Share and other third-party costs(1)	—	—	409
Revenue	$—	$—	$8,362
Total
Adjusted contribution	$95,219	$82,182	$129,628
Plus: Adjusted Partner Share and other third-party costs(1)	115,211	104,710	137,488
Revenue	$210,430	$186,892	$267,116
(1)Adjusted Partner Share and other third-party costs presented above represents GAAP Partner Share and other third-party data costs less deferred implementation costs, which is detailed below in our reconciliation of GAAP loss before income taxes to adjusted contribution.

Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted contribution demonstrates how incremental marketing spend on our platforms generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our Partner Share and other third-party costs exclusive of deferred implementation costs, which is a non-cash cost. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Year Ended December 31,
	2019	2020	2021
Adjusted contribution	$95,219	$82,182	$129,628
Minus:
Deferred implementation costs(1)	2,869	4,598	3,785
Delivery costs	12,893	14,310	22,503
Sales and marketing expense	43,828	45,307	65,996
Research and development expense	11,699	17,532	38,104
General and administration expense	36,720	46,532	66,222
Change in fair value of contingent consideration	—	—	1,374
Acquisition and integration costs	—	—	24,372
Depreciation and amortization expense	4,535	7,826	29,871
Total non-operating (income) expense	(181)	1,499	13,830
Loss before income taxes	$(17,144)	$(55,422)	$(136,429)
(1)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.
The following tables provide geographical information (in thousands):

	Year Ended December 31,
	2019	2020	2021
Revenue:
United States	$186,864	$172,808	$246,315
United Kingdom	23,566	14,084	20,801
Total	$210,430	$186,892	$267,116

	December 31,
	2020	2021
Property and equipment:
United States	$9,549	$7,750
United Kingdom	4,162	3,423
India	154	100
Total	$13,865	$11,273
Capital expenditures within the United Kingdom and India were $2.0 million, $2.8 million and $0.7 million during 2019, 2020 and 2021, respectively.

Concentrations of Risk
Cash and Cash Equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A majority of our cash and cash equivalents are held in fully FDIC–insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held in treasury obligation funds and money market accounts with six financial institutions, which we believe are of high credit quality.
Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During 2019, 2020 and 2021, our top five marketers accounted for 27%, 35% and 29% of our revenue, respectively, with one marketer accounting for over 10% during each period. As of December 31, 2020 and 2021, our top five marketers accounted for 31% and 19% of our accounts receivable, respectively, with one marketer representing over 10% and no marketers representing over 10% as of each period, respectively.
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
During 2019, 2020 and 2021, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 25%. No other partner accounted for over 10% of Partner Share during these periods.
17.     SUBSEQUENT EVENTS
Acquisition of HSP EPI Acquisition, LLC
On January 7, 2022, the Company purchased HSP EPI Acquisition, LLC ("Entertainment") for $13.0 million in equity at $66.52 per share, subject to $1.5 million of escrow, and $2.3 million in cash plus or minus any adjustments.
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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness in the Company's internal control over financial reporting, as of such date, our disclosure controls and procedures were not effective. However, giving full consideration to the deficiency, we have concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective.
On March 5, 2021, we acquired Dosh and on May 5, 2021, we acquired Bridg. As permitted by the SEC rules and regulations, management's assessment did not include the internal control of the acquired operations of Dosh or Bridg, which are included in our consolidated financial statements as of December 31, 2021 and for the period from the acquisition date through December 31, 2021. In accordance with our integration efforts, we plan to incorporate the acquired operations of Dosh and Bridg into our internal control over financial reporting program within the time period provided by applicable SEC rules and regulations. The assets, excluding goodwill and acquired intangibles, of the acquired operations of Dosh and Bridg constituted approximately 4.9% of our total consolidated assets as of December 31, 2021. Revenues of the acquired operations of Dosh and Bridg comprised approximately 7.7% of our total consolidated revenues for the year ended December 31, 2021.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
As a result of its review, management identified a material weakness. Specifically, management concluded that it did not design and implement effective internal controls related to significant acquisitions, including the oversight of third-party valuation specialists and sufficiently precise reviews of the related valuation reports for our goodwill and acquired intangible assets, contingent consideration and liabilities assumed.
Our independent registered public accounting firm has issued at attestation report on the effectiveness of our internal control over financial reporting, which appears in this Annual Report and which notes the identification of this material weakness.
Remediation Plans for Material Weakness in Internal Control over Financial Reporting
We are committed to maintaining a strong internal control environment. In response to the identified material weakness above, we, with the oversight of the Audit Committee of the Board of Directors, will take comprehensive actions to remediate the material weakness in internal control over financial reporting. We will re-evaluate the scope and level of precision for conducting the reviews over significant acquisitions including the review of valuation reports produced by third-party specialists supporting the accounting for business combinations. The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. We continue to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may take additional measures to address this material weakness or modify certain remediation measures described above.
Changes in Internal Control Over Financial Reporting
Except for our identification and assessment of the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Cardlytics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cardlytics, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Controls over Financial Reporting, the Company consummated its acquisitions of Dosh on March 5, 2021 and Bridg on May 4, 2021. Management excluded from its assessment of internal controls over financial reporting for the acquired operations of Dosh and Bridg. The assets, excluding goodwill and acquired intangibles, of the acquired operations of Dosh and Bridg constituted approximately 4.9% of the Company’s total consolidated assets as of December 31, 2021. Revenues of the acquired operations of Dosh and Bridg comprised approximately 7.7% of the Company’s total consolidated revenues for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting of the acquired operations of Dosh and Bridg which are excluded from management’s assessment.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
The Company did not design and implement effective internal controls over significant acquisitions, including the oversight of third party valuation specialists and a sufficiently precise review of the related valuation reports for the Company’s goodwill and other intangible assets, contingent consideration and liabilities assumed.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report of such financial statements.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2021
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
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
(iii)Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.
(b)Exhibits:

		Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-222531	4.1	1/29/2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 4, 2017	S-1	333-222531	4.2	1/12/2018
4.3	Description of Cardlytics, Inc. Common Stock	10-K	001-38386	4.3	3/3/2020
4.4	Indenture, dated as of September 22, 3030, by and between the Registrant ant U.S. Bank National Association, as Trustee.	8-K	001-38386	4.1	9/22/2020
4.5	Form of Global Note, representing the Registrant’s 1.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38386	4.2	9/22/2020
10.1	Office Lease Agreement, dated as of August 5, 2013, by and between the Registrant and Jamestown Ponce City Market, L.P., as amended to date	S-1	333-222531	10.12	1/12/2018
10.2†	2008 Stock Plan and Forms of Option Agreement, Notice of Stock Option Grant, Exercise Notice, Restricted Stock Unit Notice and Restricted Stock Unit Agreement thereunder, as amended to date	S-1/A	333-222531	10.1	1/29/2018
10.3†	2018 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	S-1/A	333-222531	10.2	1/29/2018
10.4†	2018 Employee Stock Purchase Plan	S-1/A	333-222531	10.3	1/29/2018
10.5†	Form of restricted securities unit award of the Registrant	S-1	333-222531	10.8	1/12/2018
10.6†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-222531	10.9	1/12/2018
10.7†	Form of Amended and Restated Separation Pay Agreement by and between the Registrant and each of Scott D. Grimes, Lynne M. Laube, David T. Evans and Kirk L. Somers	S-1/A	333-222531	10.11	1/29/2018
10.8#	General Services Agreement, dated as of November 5, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.15	1/12/2018

10.9#	Software License, Customization and Maintenance Agreement, dated as of November 4, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.16	1/12/2018
10.10#	Master Agreement and Schedule #1 to the Master Agreement, dated May 3, 2018 and May 7, 2018, respectively, by and between the Company and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/14/2018
10.11	Loan and Security Agreement, dated as of May 21, 2018, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/14/2018
10.12	First Amendment to Loan and Security Agreement, dated March 27, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	5/9/2019
10.13*	Non-Employee Director Compensation Plan
10.14	Second Amendment to Loan and Security Agreement, dated May 14, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/8/2019
10.15	Third Amendment to Loan and Security Agreement, dated September 24, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	11/12/2019
10.16	2019 Bonus Plan of the Registrant	10-Q	001-38386	10.1	5/9/2019
10.17	2019 Amendment to General Services Agreement, dated December 20, 2019, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.21	3/3/2020
10.18	2018 Amendment to Schedule #1 to the Master Agreement, dated October 23, 2018, by and between the Registrant and JPMorgan Chase Bank, N.A.	10-K	001-38386	10.22	3/3/2020
10.19	Fourth Amendment to Loan and Security Agreement, dated February 27, 2020, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/11/2020
10.20	Second Amendment to Schedule #1, dated June 4, 2020, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/4/2020
10.21	Fifth Amendment to Loan and Security Agreement, dated September 17, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	11/2/2020
10.22^	2020 Amendment to General Services Agreement, dated December 2, 2020, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.27	3/3/2021
10.23	Sixth Amendment to Loan and Security Agreement, dated December 30, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-K	001-38386	10.28	3/3/2021
10.24	Form of Confirmation for Capped Call Transactions	8-K	001-38386	10.1	9/22/2020
10.25	Assumption Agreement and Seventh Amendment to Loan and Security Agreement, dated as of March 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/4/2021

10.26	Assumption Agreement and Seventh Amendment to Loan and Security Agreement, dated as of April 7, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	8/3/2021
10.27	Assumption Agreement and Eighth Amendment to Loan and Security Agreement, dated as of May 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/3/2021
10.28	Agreement and Plan of Merger, dated April 12, 2021, by and among Cardlytics, Inc., Bridg, Inc., Mr. T Merger Sub, Inc., and Shareholder Representative Services LLC	10-Q	001-38386	10.3	8/3/2021
10.29*	2021 Amendment to General Services Agreement, dated November 30, 2021, by and between the Registrant and Bank of America, N.A.
10.30*	2021 Amendment to General Services Agreement, dated February 15, 2022, by and between the Registrant and Bank of America, N.A.
10.31*	2020 Bonus Plan of the Registrant
10.32*	2021 Bonus Plan of the Registrant
21.1	Subsidiaries of the Registrant	10-Q	001-38386	21.1	8/14/2018
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch	XBRL Taxonomy Schema Linkbase Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
104.0	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Cardlytics, Inc.

Date: March 1, 2022	By:	/s/ Lynne M. Laube
Lynne M. Laube
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lynne M. Laube	Chief Executive Officer and Director	March 1, 2022
Lynne M. Laube	(Principal Executive Officer)

/s/ Andrew Christiansen	Chief Financial Officer	March 1, 2022
Andrew Christiansen	(Principal Financial and Accounting Officer)

/s/ Scott D. Grimes	Executive Chairman	March 1, 2022
Scott D. Grimes

/s/ David L. Adams	Director	March 1, 2022
David L. Adams

/s/ John V. Balen	Lead Independent Director	March 1, 2022
John V. Balen

/s/ Jessica Jensen	Director	March 1, 2022
Jessica Jensen

/s/ Mark A. Johnson	Director	March 1, 2022
Mark A. Johnson

/s/ John Klinck	Director	March 1, 2022
John Klinck

/s/ Aimée Lapic	Director	March 1, 2022
Aimée Lapic

/s/ Chris Suh	Director	March 1, 2022
Chris Suh

/s/ Tony Weisman	Director	March 1, 2022
Tony Weisman