Form 10-K/A
period 2021-12-31
Cardlytics, Inc.
filed 2022-05-02
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10–K. Such proxy statement was filed with the Securities and Exchange Commission on April 11, 2022.

EXPLANATORY NOTE

Cardlytics, Inc. and subsidiaries (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission on March 1, 2022 (the “Original Filing”).
This Amendment is being filed to correct a typographical error in the Report of Independent Registered Public Accounting Firm (“Report”) related to internal control over financial reporting of Deloitte & Touche LLP, included in Item 9A, “Controls and Procedures.” The original date of the Report referenced March 1, 2021 instead of March 1, 2022 due to an inadvertent oversight in the preparation process of the Original Filing. We have corrected the date of the Report in this Amendment to be March 1, 2022. No other changes were made to the Report other than the date included in the EDGAR filing.
This Amendment updates the Original Filing with respect to Item 9A, “Controls and Procedures.” and Item 15, “Exhibits and Financial Statement Schedules.” As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits 31.1, 31.2 and 32.1 to this Amendment. In addition, the Deloitte & Touche LLP consent filed as Exhibit 23.1 to this Amendment is dated as of the filing date of this Amendment.
This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related other disclosures and should be read in conjunction with the Original Filing made with the Securities and Exchange Commission.

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
March 1, 2022
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the Securities and Exchange Commission ("SEC") on April 11, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the SEC on April 11, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the SEC on April 11, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the SEC on April 11, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders filed with the SEC on April 11, 2022.
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
(iii)Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.
(b)Exhibits:

		Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-222531	4.1	1/29/2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 4, 2017	S-1	333-222531	4.2	1/12/2018
4.3	Description of Cardlytics, Inc. Common Stock	10-K	001-38386	4.3	3/3/2020
4.4	Indenture, dated as of September 22, 3030, by and between the Registrant ant U.S. Bank National Association, as Trustee.	8-K	001-38386	4.1	9/22/2020
4.5	Form of Global Note, representing the Registrant’s 1.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38386	4.2	9/22/2020
10.1	Office Lease Agreement, dated as of August 5, 2013, by and between the Registrant and Jamestown Ponce City Market, L.P., as amended to date	S-1	333-222531	10.12	1/12/2018
10.2†	2008 Stock Plan and Forms of Option Agreement, Notice of Stock Option Grant, Exercise Notice, Restricted Stock Unit Notice and Restricted Stock Unit Agreement thereunder, as amended to date	S-1/A	333-222531	10.1	1/29/2018
10.3†	2018 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	S-1/A	333-222531	10.2	1/29/2018
10.4†	2018 Employee Stock Purchase Plan	S-1/A	333-222531	10.3	1/29/2018
10.5†	Form of restricted securities unit award of the Registrant	S-1	333-222531	10.8	1/12/2018
10.6†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-222531	10.9	1/12/2018
10.7†	Form of Amended and Restated Separation Pay Agreement by and between the Registrant and each of Scott D. Grimes, Lynne M. Laube, David T. Evans and Kirk L. Somers	S-1/A	333-222531	10.11	1/29/2018
10.8#	General Services Agreement, dated as of November 5, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.15	1/12/2018

10.9#	Software License, Customization and Maintenance Agreement, dated as of November 4, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.16	1/12/2018
10.10#	Master Agreement and Schedule #1 to the Master Agreement, dated May 3, 2018 and May 7, 2018, respectively, by and between the Company and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/14/2018
10.11	Loan and Security Agreement, dated as of May 21, 2018, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/14/2018
10.12	First Amendment to Loan and Security Agreement, dated March 27, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	5/9/2019
10.13	Non-Employee Director Compensation Plan	10-K	001-38386	10.13	3/1/2022
10.14	Second Amendment to Loan and Security Agreement, dated May 14, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/8/2019
10.15	Third Amendment to Loan and Security Agreement, dated September 24, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	11/12/2019
10.16	2019 Bonus Plan of the Registrant	10-Q	001-38386	10.1	5/9/2019
10.17	2019 Amendment to General Services Agreement, dated December 20, 2019, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.21	3/3/2020
10.18	2018 Amendment to Schedule #1 to the Master Agreement, dated October 23, 2018, by and between the Registrant and JPMorgan Chase Bank, N.A.	10-K	001-38386	10.22	3/3/2020
10.19	Fourth Amendment to Loan and Security Agreement, dated February 27, 2020, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/11/2020
10.20	Second Amendment to Schedule #1, dated June 4, 2020, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/4/2020
10.21	Fifth Amendment to Loan and Security Agreement, dated September 17, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	11/2/2020
10.22^	2020 Amendment to General Services Agreement, dated December 2, 2020, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.27	3/3/2021
10.23	Sixth Amendment to Loan and Security Agreement, dated December 30, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-K	001-38386	10.28	3/3/2021
10.24	Form of Confirmation for Capped Call Transactions	8-K	001-38386	10.1	9/22/2020
10.25	Assumption Agreement and Seventh Amendment to Loan and Security Agreement, dated as of March 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/4/2021

10.26	Assumption Agreement and Seventh Amendment to Loan and Security Agreement, dated as of April 7, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	8/3/2021
10.27	Assumption Agreement and Eighth Amendment to Loan and Security Agreement, dated as of May 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/3/2021
10.28	Agreement and Plan of Merger, dated April 12, 2021, by and among Cardlytics, Inc., Bridg, Inc., Mr. T Merger Sub, Inc., and Shareholder Representative Services LLC	10-Q	001-38386	10.3	8/3/2021
10.29	2021 Amendment to General Services Agreement, dated November 30, 2021, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.29	3/1/2022
10.30	2021 Amendment to General Services Agreement, dated February 15, 2022, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.30	3/1/2022
10.31	2020 Bonus Plan of the Registrant	10-K	001-38386	10.31	3/1/2022
10.32	2021 Bonus Plan of the Registrant	10-K	001-38386	10.32	3/1/2022
21.1	Subsidiaries of the Registrant	10-Q	001-38386	21.1	8/14/2018
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch	XBRL Taxonomy Schema Linkbase Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

104.0	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

Cardlytics, Inc.

Date: May 2, 2022	By:	/s/ Lynne M. Laube
Lynne M. Laube
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lynne M. Laube	Chief Executive Officer and Director	May 2, 2022
Lynne M. Laube	(Principal Executive Officer)

/s/ Andrew Christiansen	Chief Financial Officer	May 2, 2022
Andrew Christiansen	(Principal Financial and Accounting Officer)

/s/ Scott D. Grimes	Executive Chairman	May 2, 2022
Scott D. Grimes

/s/ David L. Adams	Director	May 2, 2022
David L. Adams

/s/ John V. Balen	Lead Independent Director	May 2, 2022
John V. Balen

/s/ Jessica Jensen	Director	May 2, 2022
Jessica Jensen

/s/ Mark A. Johnson	Director	May 2, 2022
Mark A. Johnson

/s/ John Klinck	Director	May 2, 2022
John Klinck

/s/ Aimée Lapic	Director	May 2, 2022
Aimée Lapic

/s/ Chris Suh	Director	May 2, 2022
Chris Suh

/s/ Tony Weisman	Director	May 2, 2022
Tony Weisman