Form 10-Q
period 2022-03-31
Cardlytics, Inc.
filed 2022-05-02
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2022, there were 34,115,110 shares outstanding of the registrant’s common stock, par value $0.0001.

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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	December 31, 2021	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$233,467	$208,293
Restricted cash	95	92
Accounts receivable and contract assets, net	111,085	96,529
Other receivables	6,097	5,717
Prepaid expenses and other assets	7,981	8,809
Total current assets	358,725	319,440
Long-term assets:
Property and equipment, net	11,273	9,909
Right-of-use assets under operating leases, net	10,196	9,249
Intangible assets, net	125,550	128,250
Goodwill	742,516	747,578
Capitalized software development costs, net	13,131	14,115
Other long-term assets, net	2,406	2,638
Total assets	$1,263,797	$1,231,179
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,619	$3,839
Accrued liabilities:
Accrued compensation	12,136	7,910
Accrued expenses	19,620	14,631
Partner Share liability	46,595	36,995
Consumer Incentive liability	52,602	45,098
Deferred revenue	3,280	3,122
Current operating lease liabilities	6,028	6,249
Current contingent consideration	182,470	128,941
Total current liabilities	327,350	246,785
Long-term liabilities:
Convertible senior notes, net	184,398	224,948
Long-term operating lease liabilities	6,801	5,268
Deferred liabilities	173	167
Long-term contingent consideration	49,825	38,304
Other long-term liabilities	4,550	4,037
Total liabilities	$573,097	$519,509
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, and 33,534 and 33,790 shares issued and outstanding as of December 31, 2021 and March 31, 2022, respectively	$9	$9
Additional paid-in capital	1,212,823	1,188,076
Accumulated other comprehensive income	486	1,853
Accumulated deficit	(522,618)	(478,268)
Total stockholders’ equity	690,700	711,670
Total liabilities and stockholders’ equity	$1,263,797	$1,231,179
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2022
Revenue	$53,230	$67,928
Costs and expenses:
Partner Share and other third-party costs	29,771	35,153
Delivery costs	3,938	6,533
Sales and marketing expense	13,202	17,648
Research and development expense	6,218	12,291
General and administration expense	12,175	20,425
Acquisition and integration costs (benefit)	7,030	(4,599)
Change in fair value of contingent consideration	—	(65,050)
Depreciation and amortization expense	3,065	9,871
Total costs and expenses	75,399	32,272
Operating (loss) income	(22,169)	35,656
Other (expense) income:
Interest expense, net	(3,045)	(947)
Foreign currency gain (loss)	319	(1,671)
Total other expense	(2,726)	(2,618)
(Loss) income before income taxes	(24,895)	33,038
Income tax benefit	—	—
Net (loss) income	(24,895)	33,038
Net (loss) income attributable to common stockholders	$(24,895)	$33,038
Net (loss) income per share attributable to common stockholders:
Basic	$(0.85)	$0.98
Diluted	$(0.85)	$0.91
Weighted-average common shares outstanding:
Basic	29,313	33,741
Diluted	29,313	37,185
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2022
Net (loss) income	$(24,895)	$33,038
Other comprehensive (loss) income:
Foreign currency translation adjustments	(296)	1,367
Total comprehensive (loss) income	$(25,191)	$34,405
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Three Months Ended March 31, 2022:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2021	33,534	$9	$1,212,823	$486	$(522,618)	$690,700
Cumulative effect upon adoption of ASU 2020-06	—	—	(51,417)	—	11,312	(40,105)
Exercise of common stock options	12	—	195	—	—	195
Stock-based compensation	—	—	14,538	—	—	14,538
Settlement of restricted stock	71	—	—	—	—	—
Common stock purchase consideration for the acquisition of Entertainment	173	—	11,937	—	—	11,937
Other comprehensive income	—	—	—	1,367	—	1,367
Net income	—	—	—	—	33,038	33,038
Balance – March 31, 2022	33,790	$9	$1,188,076	$1,853	$(478,268)	$711,670

Three Months Ended March 31, 2021:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance –December 31, 2020	27,861	$8	$551,429	$(192)	$(394,053)	$157,192
Exercise of common stock options	31	—	507	—	—	507
Stock-based compensation	—	—	7,394	—	—	7,394
Settlement of restricted stock	28	—	—	—	—	—
Issuance of common stock	3,850	—	484,043	—	—	484,043
Common stock purchase consideration for the acquisition of Dosh	—	—	117,354	—	—	117,354
Fair value of assumed Dosh options attributable to pre-combination service	—	—	3,593	—	—	3,593
Other comprehensive loss	—	—	—	(296)	—	(296)
Net loss	—	—	—	—	(24,895)	(24,895)
Balance – March 31, 2021	31,770	$8	$1,164,320	$(488)	$(418,948)	$744,892

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2022
Operating activities
Net (loss) income	$(24,895)	$33,038
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Credit loss expense	1,004	346
Depreciation and amortization	3,065	9,871
Amortization of financing costs charged to interest expense	219	402
Accretion of debt discount and non-cash interest expense	2,321	—
Amortization of right-of-use assets	1,073	1,516
Stock-based compensation expense	7,248	13,585
Change in fair value of contingent consideration	—	(65,050)
Other non-cash (income) expense, net	(141)	1,574
Deferred implementation costs	882	—
Change in operating assets and liabilities:
Accounts receivable	7,867	15,279
Prepaid expenses and other assets	(1,845)	(725)
Accounts payable	495	(855)
Other accrued expenses	996	(11,569)
Partner Share liability	(6,749)	(9,600)
Consumer Incentive liability	(4,072)	(7,503)
Net cash used in operating activities	(12,532)	(19,691)
Investing activities
Acquisition of property and equipment	(1,377)	(397)
Acquisition of patents	(28)	(49)
Capitalized software development costs	(1,923)	(2,314)
Business acquisition, net of cash acquired	(148,634)	(2,274)
Net cash used in investing activities	(151,962)	(5,034)
Financing activities
Principal payments of debt	(6)	(13)
Proceeds from issuance of common stock	484,713	195
Debt issuance costs	(42)	—
Net cash received from financing activities	484,665	182
Effect of exchange rates on cash, cash equivalents and restricted cash	139	(634)
Net increase (decrease) in cash, cash equivalents and restricted cash	320,310	(25,177)
Cash, cash equivalents, and restricted cash — Beginning of period	293,349	233,562
Cash, cash equivalents, and restricted cash — End of period	$613,659	$208,385

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2021	2022
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$613,548	$208,293
Restricted cash	111	92
Total cash, cash equivalents and restricted cash — End of period	$613,659	$208,385

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$1,120	$1,169
Amounts accrued for issuance costs of equity	$190	$—
Common stock purchase consideration for the acquisition of Dosh	$117,354	$—
Common stock purchase consideration for acquisition of Entertainment	$—	$11,937
Amounts accrued for property and equipment and capitalized software development costs	$102	$29

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We operate an advertising platform within our own and our partners' digital channels, which includes online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform which utilizes point-of-sale data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") who provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are merchants ("merchant data partners") who provide us with access to their point-of-sale data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers identify, reach and influence likely buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
We also operate through (1) Dosh Holdings, LLC, a wholly owned and operated subsidiary in the United States, (2) HSP EPI Acquisition, LLC ("Entertainment"), a wholly owned and operated subsidiary in the United States, (3) Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales, and (4) Cardlytics Services India Private Limited, a wholly owned and operated subsidiary registered as a private limited company in India.
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business, which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") and Form 10-K/A for the fiscal year ended December 31, 2021.
Acquisitions
On January 7, 2022, we purchased Entertainment for $13.0 million in equity at an agreed-upon price of $66.52 per share, subject to $1.1 million of fair value adjustments based on the acquisition close date, and $2.3 million in cash, subject to $0.4 million of adjustments, for an acquisition date fair value of $14.6 million.
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
Refer to Note 3 - Business Combinations for further information.
Public Offering of Common Stock
On March 5, 2021, we closed a public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share for total gross proceeds of $500.5 million. We received total net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets, valuation of contingent consideration for Bridg, income tax including valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
Leases
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2022 and 2025.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	December 31, 2021	March 31, 2022
Operating lease assets	Right-of-use assets under operating leases, net	$10,196	$9,249
Finance lease assets	Property and equipment, net	86	75
Total lease assets		10,282	9,324

Operating lease liabilities, current	Current operating lease liabilities	6,028	6,249
Operating lease liabilities, long-term	Long-term operating lease liabilities	6,801	5,268
Finance lease liabilities, current	Accrued expenses	36	36
Finance lease liabilities, long-term	Other long-term liabilities	50	36
Total lease liabilities		$12,915	$11,589
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

2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Significant Accounting Policies
There have been no changes to our significant accounting policies, other than the standards adopted below. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2021, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP, as it removes the requirement to bifurcate our Convertible Senior Notes (the "Notes") into a separate liability and equity component. As a result, it more closely aligns the effective interest rate with the coupon rate of the Notes. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021. On January 1, 2022, we adopted this standard using the modified retrospective method which allowed for a cumulative-effect adjustment to the opening balance sheet without restating prior periods. As we did not elect the fair value option in the process, the Notes, net of issuance costs, are accounted for as a single liability measured at amortized cost. Upon adoption, we recorded a decrease in accumulated deficit of $11.3 million, an increase to convertible senior notes, net of $40.2 million and a decrease to additional paid in capital of $51.5 million. Refer to Note 6, “Debt and Financing Arrangements” for further information about the Notes.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Topic 606, at fair value on the acquisition date. ASU 2020-08 will be effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. On January 1, 2022 we early adopted this standard with no material impact to our financial statements.

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
During the three months ended March 31, 2021 and 2022, respectively, we incurred $7.0 million of costs and $4.6 million of benefit in connection with the acquisitions of Dosh, Bridg and Entertainment, respectively. These costs are included in acquisition and integration costs (benefit) on our condensed consolidated statements of operations and primarily represent legal fees. The results of Entertainment have been included in the consolidated financial statements since its date of acquisition. For the three months ended March 31, 2022, Entertainment's combined revenue included in the consolidated statement of operations was approximately 3% of consolidated revenue. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
For the acquisitions of Dosh, Bridg and Entertainment, as applicable, the estimated fair values of merchant relationships, partner relationships, and the card-linked subscriber base was determined using the replacement cost method and lost profits, as applicable, which required us to estimate the costs to recreate an asset of equivalent utility at prices available at the time of the valuation analysis and the lost profits over the period of time to recreate the asset. Trade names were valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenues for the related brands, the appropriate royalty rates and the weighted-average costs of capital. Developed technology for Entertainment was valued using the replacement cost method, which required us to estimate the costs to recreate an asset of equivalent utility at prices available at the time of the valuation analysis. Developed technology for Dosh and Bridg was valued using the excess earnings method, an income approach. Under the excess earnings method, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.
Acquisition of Entertainment
On January 7, 2022, we completed the acquisition of Entertainment for purchase consideration of $14.6 million, as presented below (in thousands):

January 7, 2022
Fair value of common stock transferred	$11,937
Cash paid to extinguish acquiree debt	2,053
Cash paid to settle pre-acquisition liabilities and acquiree deal-related costs	624
Cash paid to membership interest holders	24
Total purchase consideration	$14,638
The following table presents the preliminary purchase consideration allocation recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

January 7, 2022
Cash and cash equivalents	$376
Accounts receivable and other assets	1,259
Intangible assets	9,800
Goodwill	5,063
Accounts payable and other liabilities	(1,860)
Total purchase consideration	$14,638
The goodwill was primarily attributed to the value of future synergies created with our current and future offerings. Goodwill is not expected to be deductible for income tax purposes.

The following table presents the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful life (in years)
Trade name	$800	3.0
Developed technology	700	3.0
Merchant relationships	8,300	4.0
Acquisition of Bridg
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million, as presented below (in thousands):

May 5, 2021
Cash paid to common and preferred stockholders, warrant holders and vested option holders	$337,166
Cash paid to extinguish acquiree debt	1,949
Cash paid to settle pre-acquisition liabilities and acquiree deal-related costs	8,012
Fair value of contingent consideration	230,921
Fair value of assumed options attributable to pre-combination service	841
Total purchase consideration	$578,889
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
As a part of this acquisition, we have agreed to make a First Anniversary Payment equal to 20 times the ARR based on the month preceding the anniversary, less $12.5 million, and a Second Anniversary Payment equal to 15 times the ARR for customers as of the first anniversary based on the month preceding the second anniversary, less the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option. As of March 31, 2022, the brokerage fee of the First Anniversary Payment is expected to be $7.6 million, reflected in accrued expenses on our condensed consolidated balance sheet, and the brokerage fee of the Second Anniversary Payment is expected to be $4.0 million, reflected in other long-term liabilities on our condensed consolidated balance sheet.
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
The following table presents the purchase consideration allocation recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

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
Pro forma consolidated results of operations
The following unaudited pro forma financial information presents combined results of operations for the period presented as if the acquisition of Entertainment had been completed on January 1, 2021 and the acquisitions of Dosh and Bridg had been completed on January 1, 2020. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortize expense for the intangible assets acquired, and to eliminate the acquisition transaction expenses recognized in the period. The pro forma financial information is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisitions actually occurred on January 1, 2021 and January 1, 2020, respectively, or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Revenue	$63,132	$67,949
Net loss	$(33,819)	$32,766

4.     GOODWILL AND ACQUIRED INTANGIBLES
The changes in the carrying amount of goodwill for the three months ended March 31, 2022 are as follows (in thousands):

	Cardlytics Platform	Bridg Platform	Consolidated
Balance as of December 31, 2021	$205,690	$536,826	$742,516
Goodwill additions	5,062	—	5,062
Balance as of March 31, 2022	$210,752	$536,826	$747,578
Acquired intangible assets subject to amortization as of March 31, 2022 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$3,500	$(1,048)	$2,452	2.1
Developed technology	91,700	(14,876)	76,824	5.0
Merchant relationships	40,300	(6,976)	33,324	3.9
Partner relationships	2,000	(307)	1,693	5.9
Card-linked subscriber user base	17,000	(3,650)	13,350	3.9
Total other intangible assets	$154,500	$(26,857)	$127,643
Amortization expense of acquired intangibles for the three months ended March 31, 2022 was $7.1 million.
As of March 31, 2022, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2022 (remainder of year)	$21,571
2023	28,695
2024	27,976
2025	27,336
2026	17,596
Thereafter	4,469
Total expected future amortization expense	$127,643

5.     REVENUE
The Cardlytics Platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $23.1 million and $30.3 million during the three months ended March 31, 2021 and 2022, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
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
The following table summarizes revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended March 31,
	2021	2022
Cost per Served Sale	$37,572	$38,715
Cost per Redemption	15,307	23,019
Other	351	2,249
Cardlytics platform revenue	$53,230	$63,983
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

The following table summarizes revenue from the Bridg platform (in thousands):

	Three Months Ended March 31,
	2021	2022
Subscription revenue	$—	$3,915
Other revenue	—	30
Bridg platform revenue(1)	$—	$3,945
(1)Bridg was acquired May 5, 2021, Refer to Note 3 - Business Combinations for more information.
The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	December 31, 2021	March 31, 2022
Contract assets, current	Accounts receivable and contract assets, net	$52	$52
Contract assets, long-term	Other long-term assets, net	26	13
Total contract assets		$78	$65

Contract liabilities, current	Deferred revenue	$1,627	$1,300
Contract liabilities, long-term	Long-term deferred revenue	173	167
Total contract liabilities		$1,800	$1,467
During the three months ended March 31, 2022, we recognized $0.4 million of revenue related to amounts that were included in deferred revenue as of December 31, 2021.
The following information represents the total transaction price for the remaining performance obligations as of March 31, 2022 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2022, we had $18.0 million of remaining performance obligations, of which $10.2 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
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

The Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of March 31, 2022, thus the Notes are not convertible at the option of the holders during the quarter ending June 30, 2022. The Notes may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We currently intend to settle the principal amount of the Notes with cash.
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
The Notes were historically accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument was computed using a discount rate of 6.50%, which was determined by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
On January 1, 2022, we adopted ASU 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”), which removes the requirement to bifurcate the Notes into a separate liability and equity component, using the modified retrospective method which allowed for a cumulative-effect adjustment to the opening balance sheet without restating prior periods. As we did not elect the fair value option in the process, the Notes, net of issuance costs, are accounted for as a single liability measured at amortized cost. Upon adoption, we recorded a decrease in accumulated deficit of $11.3 million, an increase to convertible senior notes of $40.2 million and a decrease to additional paid in capital of $51.5 million.

The net carrying amount of the liability component of the Notes was as follows (in thousands), giving effect to the adoption of ASU 2020-06 on January 1, 2022:

	December 31, 2021	March 31, 2022
Principal	$230,000	$230,000
Minus: Unamortized debt discount	(41,098)	—
Minus: Unamortized issuance costs	(4,504)	(5,052)
Net carrying amount of the liability component	$184,398	$224,948

Prior to the adoption of ASU 2020-06, the net carrying amount of the equity component of the Notes was as follows (in thousands):

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$53,096
Minus: Issuance costs	(1,680)
Net carrying amount of the equity component	$51,416
Interest expense recognized related to the Notes is as follows (in thousands):

	Three Months Ended March 31,
	2021	2022
Contractual interest expense (due in cash)	$575	$575
Amortization of debt discount	2,321	—
Amortization of debt issuance costs	207	365
Total interest expense related to the Notes	$3,103	$940
Effective interest rate	5.40%	1.64%
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
2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million upon the completion of the bank's audit and an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of adjusted contribution and a $25.0 million adjusted cash minimum.

In December 2020, we amended our 2018 Loan Facility to increase the capacity of our 2018 Line of Credit from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. Prior to the December 2020 amendment, the 2018 Loan Facility contained moving trailing 12-month billing covenants, which ranged from $210.0 million to $255.0 million, during the term of the facility. The former terms of the 2018 Loan Facility also required us to maintain a total cash balance plus liquidity under the 2018 Line of Credit of not less than $5.0 million. Effective with the December 2020 amendment, the former billings and liquidity covenants were removed and were replaced with a requirement to maintain a cash to funded senior debt ratio under the 2018 Line of Credit of 1.25:1.00.
We have made no borrowings or repayments on the 2018 Line of Credit during the three months ended March 31, 2022. As of March 31, 2022, we had no outstanding borrowings on our 2018 Line of Credit and had $50.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 3.00% as of March 31, 2022. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. We believe that we are compliant with all financial covenants as of March 31, 2022.
7.     STOCK-BASED COMPENSATION
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
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2022
Delivery costs	$309	$582
Sales and marketing expense	2,432	3,704
Research and development expense	1,514	3,204
General and administration expense	2,993	6,095
Total stock-based compensation expense	$7,248	$13,585
During the three months ended March 31, 2021 and 2022, we capitalized $0.1 million and $0.2 million of stock-based compensation expense for software development, respectively.
Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. The following table summarizes changes in common stock options:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2021	406	$25.17
Exercised	(8)	23.41		$267
Options outstanding and exercisable — March 31, 2022	398	$25.20	4.59	$11,872
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at March 31, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $54.98 per share closing price of our common stock as reported on the Nasdaq Global Market on March 31, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.

As of March 31, 2022, all options were fully vested, and there is no unamortized stock-based compensation expense.
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
The following table summarizes changes in common stock options from the Bridg acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2021	18	$8.45
Exercised	(2)	8.49		86
Forfeited	(11)	8.37
Options outstanding — March 31, 2022	5	8.64	7.28	202
Exercisable — March 31, 2022	3	$8.54
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at March 31, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $54.98 per share closing price of our common stock as reported on the Nasdaq Global Market on March 31, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the three months ended March 31, 2022 was less than $0.1 million. As of March 31, 2022, unamortized stock-based compensation expense related to unvested common stock options was $0.1 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.8 years.
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
The following table summarizes changes in common stock options from the Dosh acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2021	30	$3.06
Assumed	—	—
Exercised	(3)	3.06		$188
Forfeited	(2)	3.06
Options outstanding — March 31, 2022	25	3.06	8.93	$1,219
Exercisable — March 31, 2022	24	$3.06
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at March 31, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $54.98 per share closing price of our common stock as reported on the Nasdaq Global Market on March 31, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.

The total fair value of options vested during the three months ended March 31, 2022 was $0.3 million. As of March 31, 2022, unamortized stock-based compensation expense related to unvested common stock options was $1.9 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 2.0 years.
Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2021	2,294	$60.58
Granted	1,557	58.96
Vested	(71)	62.45
Forfeited	(88)	71.72
Unvested — March 31, 2022	3,694	$59.60	3.27	$178,193
During the three months ended March 31, 2022, we granted 1,287,601 RSUs to employees and executives, which have vesting periods ranging from immediately vesting to four years.
Subsequent to March 31, 2022, we granted 202,508 RSUs to employees, which have vesting periods of two to four years. Unamortized stock-based compensation expense related to these RSUs totaled $0.7 million.
Performance-based RSUs
In April 2019, we granted 1,252,500 performance-based restricted stock units (“2019 PSUs”). The 2019 PSUs are composed of four equal tranches, each of which have an independent performance-based vesting condition. The vesting criteria for the four tranches are as follows:
•a minimum growth rate in adjusted contribution over a trailing 12-month period ("Adjusted Contribution target"),
•a minimum number of advertisers that are billed above a specified amount over a trailing 12-month period ("Number of Advertisers target"),
•a minimum cumulative adjusted EBITDA target over a trailing 12-month period ("Adjusted EBITDA target"), and
•a minimum trailing 30-day average closing price of our common stock ("Stock Price target").
The vesting conditions of each of the four tranches must be achieved within four years of the grant date. Upon a vesting event, 50% of the related tranche vests immediately, 25% of the related tranche vests six months after the achievement date and 25% of the related tranche vests 12 months after the achievement date. Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The compensation committee of our board of directors certified the attainment of the Stock Price target, Adjusted EBITDA target, Number of Advertisers target and Adjusted Contribution target in August 2019, November 2019, October 2021 and December 2021, respectively, resulting in a vesting of 50% of each respective tranche upon the certifications. 25% of each respective tranche has vested or will vest upon the six month anniversary of the achievement date, and 25% of each respective tranche has vested or will vest upon the 12 month anniversary of the achievement date, subject to the continued service of the participant.
In April 2020, we granted 476,608 performance-based restricted stock units ("2020 PSUs"), of which 443,276 units have a performance-based vesting condition based on a minimum average revenue per user ("ARPU") target over a trailing 12-month period and 33,332 units have the same performance-based vesting conditions as the 2019 PSUs described above that were unmet at the time. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six months after achievement date and 25% of the award vests 12 months after the achievement date.

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
In March 2022, we granted 269,202 performance-based restricted stock units ("2022 PSUs") consisting of three tranches. The first two tranches each represent 25% of the grant, and each vest upon the achievement of certain milestones related to the installation of our Ad Server at our FI Partners. 50% of the third tranche vests upon the achievement of a certain number of advertisers purchasing both the Cardlytics and Bridg platforms at a target incremental billings amount over 2021, and the remaining 50% of the tranche vests six months after this target is achieved.
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
As of December 31, 2021, 711,255 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 335,336 shares on January 1, 2022. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the three months ended March 31, 2022, we issued no shares under the 2018 ESPP.
8.     FAIR VALUE MEASUREMENTS
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

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$128,941	$128,941
Long-term contingent consideration	—	—	38,304	38,304
Total liabilities	$—	$—	$167,245	$167,245
The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

Three Months Ended March 31, 2022
Beginning balance	$232,295
Unrealized loss (gain) due to change in fair value	(65,050)
Ending balance	$167,245
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
The following table summarizes key assumptions used for estimating the fair value of the contingent consideration:

March 31, 2022
Revenue volatility	20.0%
Revenue discount rate	6.8%
Weighted average cost of capital	16.0%
Common stock volatility	77.0%
Portion to be paid in cash	60.0%

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
The following table summarizes changes in deferred implementation costs (in thousands):

	Three Months Ended March 31,
	2021	2022
Beginning balance	$3,785	$—
Amortization	(882)	—
Ending balance	$2,903	$—
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which begins on April 1, 2022.
Other Commitments
In connection with our acquisition of Bridg, we will owe a brokerage fee derived from the amount of the First Anniversary Payment and the Second Anniversary Payment, if any. Refer to Note 3 - Business Combinations for further details. In March 2022, we entered into a cloud hosting arrangement guaranteeing an aggregate spend of $7.2 million over the first twelve months of the arrangement.
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

10.     EARNINGS PER SHARE
The computations of the numerators and denominators of diluted net (loss) income per share attributable to common stockholders are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2022
Numerator:
Net (loss) income attributable to common stockholders, basic	$(24,895)	$33,038
Plus: interest expense, net of tax attributable to assumed conversion of Convertible Senior Notes	—	940
Net (loss) income attributable to common stockholders, diluted	$(24,895)	$33,978

Denominator:
Weighted-average common shares outstanding, basic	29,313	33,741
Plus: dilutive effect of assumed conversion of Convertible Senior Notes	—	2,701
Plus: dilutive effect of assumed conversion of restricted stock units	—	512
Plus: dilutive effect of assumed conversion of common stock options	—	208
Plus: dilutive effect of assumed issuance of common stock pursuant to the ESPP	—	23
Weighted-average common shares outstanding, diluted	29,313	37,185

Net (loss) income per share attributable to common stockholders, diluted	$(0.85)	$0.91
The following securities as of March 31, 2021 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

March 31, 2021
Common stock options	578
Convertible Senior Notes	2,701
Unvested restricted stock units	2,453
Common stock issuable pursuant to the ESPP	13
11.     SEGMENTS
As of March 31, 2022, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.

The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended March 31,
	2021	2022
Cardlytics platform
Adjusted contribution	$24,341	$28,956
Plus: Adjusted Partner Share and other third-party costs(1)	28,889	35,027
Revenue	$53,230	$63,983
Bridg platform
Adjusted contribution	$—	$3,819
Plus: Adjusted Partner Share and other third-party costs(1)	—	126
Revenue	$—	$3,945
Total
Adjusted contribution	$24,341	$32,775
Plus: Adjusted Partner Share and other third-party costs(1)	28,889	35,153
Revenue	$53,230	$67,928
(1)Adjusted Partner Share and other third-party costs presented above represents GAAP Partner Share and other third-party data costs less deferred implementation costs, which is detailed below in our reconciliation of GAAP (loss) income before income taxes to adjusted contribution.
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
The following table presents a reconciliation of (loss) income before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended March 31,
	2021	2022
Adjusted contribution	$24,341	$32,775
Minus:
Deferred implementation costs(1)	882	—
Delivery costs	3,938	6,533
Sales and marketing expense	13,202	17,648
Research and development expense	6,218	12,291
General and administration expense	12,175	20,425
Acquisition and integration costs (benefit)	7,030	(4,599)
Change in fair value of contingent consideration	—	(65,050)
Depreciation and amortization expense	3,065	9,871
Total other expense	2,726	2,618
(Loss) income before income taxes	$(24,895)	$33,038
(1)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.

The following tables provide geographical information (in thousands):

	Three Months Ended March 31,
	2021	2022
Revenue:
United States	$49,117	$61,653
United Kingdom	4,113	6,275
Total	$53,230	$67,928

	December 31, 2021	March 31, 2022
Property and equipment, net:
United States	$7,750	$6,866
United Kingdom	3,423	2,950
India	100	93
Total	$11,273	$9,909
Capital expenditures within the United Kingdom and India totaled $0.6 million and less than $0.1 million during the three months ended March 31, 2021 and 2022, respectively.
Concentrations of Risk
Cash and Cash Equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of our cash and cash equivalents are held in fully FDIC-insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held with eight financial institutions, which we believe are of high credit quality.
Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During each of the three months ended March 31, 2021 and 2022, our top five marketers accounted for 38% and 25% of our revenue, respectively, with one marketer accounting for over 10% during each period. As of March 31, 2021, our top five marketers accounted for 32% of our accounts receivable, with one marketer representing over 10%. As of March 31, 2022, our top five marketers accounted for 23% of our accounts receivable, with one marketer representing over 10%.
FI Partners
Our business is substantially dependent on a limited number of FI partners. We require participation from our FI partners in the Cardlytics platform and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. Our agreements with a substantial majority of our FI partners have terms of three to seven years but are generally terminable by the FI partner on 90 days or less prior notice. The agreements will automatically renew for 12-month periods thereafter, unless terminated earlier in accordance with the terms of the agreement. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers.
During both the three months ended March 31, 2021 and 2022, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 20%. No other partner accounted for over 10% of Partner Share during these periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2022.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; anticipated benefits of our acquisitions of Dosh, Bridg and Entertainment; potential payments under the Merger Agreement with Bridg; anticipated Partner Share commitment shortfall penalty; and the uncertain negative impacts that COVID-19 may have on our business, financial condition, results of operations and changes in overall level of spending and volatility in the global economy. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $53.2 million and $67.9 million during the three months ended March 31, 2021 and 2022, respectively, representing an increase of 28%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and Partner Share, was $76.3 million and $98.2 million during the three months ended March 31, 2021 and 2022, respectively, representing an increase of 29%. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $19.5 million and $26.2 million during the three months ended March 31, 2021 and 2022, respectively, representing an increase of 34%. Adjusted contribution, a non-GAAP measure that represents our revenue less our adjusted Partner Share and other third-party costs, was $24.3 million and $32.8 million during the three months ended March 31, 2021 and 2022, respectively, representing an increase of 35%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2022	$	%
Billings(1)	$76,317	$98,225	$21,908	29%
Consumer Incentives	23,087	30,297	7,210	31
Revenue	53,230	67,928	14,698	28
Adjusted Partner Share and other third-party costs(1)	28,889	35,153	6,264	22
Adjusted contribution(1)	24,341	32,775	8,434	35
Delivery costs	3,938	6,533	2,595	66
Deferred implementation costs	882	—	(882)	(100)
Gross profit	$19,521	$26,242	$6,721	34%
Net (loss) income	$(24,895)	$33,038	$57,933	(233)%
Adjusted EBITDA(1)	$(3,944)	$(10,537)	$(6,593)	(167)%
(1)Billings, adjusted Partner Share and other third-party costs, adjusted contribution and adjusted EBITDA are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings, GAAP gross profit to adjusted contribution and GAAP net (loss) income to adjusted EBITDA.
During the three months ended March 31, 2021 our net loss was $24.9 million and during the three months ended March 31, 2022 our net income was $33.0 million. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both our partners and marketers. During the three months ended March 31, 2022 we received a benefit due a reduction of the estimated contingent consideration and brokerage fee related to our Bridg acquisition. On March 5, 2021, we acquired Dosh Holdings, Inc., on May 5, 2021, we acquired Bridg, Inc. and on January 7, 2022, we acquired HSP EPI Acquisition LLC ("Entertainment"). During the three months ended March 31, 2021 and 2022, we incurred $7.0 million of costs and $4.6 million of benefit in connection with these acquisitions, respectively. During the three months ended March 31, 2021 and 2022, our net (loss) income included stock-based compensation expense of $7.2 million and $13.6 million, respectively.
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
For the three months ended March 31, 2021 and 2022, our average monthly active users ("MAUs") were 168.6 million and 178.5 million, respectively, and our average revenue per user ("ARPU") for each period was $0.32 and $0.36, respectively. MAUs and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.
Partner Commitments
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022.

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
Acquisitions
On January 7, 2022, we purchased Entertainment for $13.0 million in equity at an agreed-upon price of $66.52 per share, subject to $1.1 million of fair value adjustments based upon our close date, and $2.3 million in cash, subject to $0.4 million of adjustments, for an acquisition date fair value of $14.6 million.
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
Refer to Note 3 - Business Combinations to our consolidated financial statements for further information.
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

	Three Months Ended March 31,
	2021	2022
	(in thousands, except ARPU)
Cardlytics MAUs	168,621	178,510
Cardlytics ARPU	$0.32	$0.36
Bridg ARR	$—	$14,017
Billings	$76,317	$98,225
Adjusted contribution	$24,341	$32,775
Adjusted EBITDA	$(3,944)	$(10,537)
Cardlytics Monthly Active Users
We define MAUs as targetable customers or accounts that have logged in and visited online or mobile applications containing offers, opened an email containing an offer, or redeemed an offer from the Cardlytics platform during a monthly period. We then calculate a monthly average of these MAUs for the periods presented. We believe that MAUs is an indicator of the Cardlytics platform’s ability to drive engagement and is reflective of the marketing base that we offer to marketers.
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
The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$53,230	$—	$53,230	$63,983	$3,945	$67,928
Plus:
Consumer Incentives	23,087	—	23,087	30,297	—	30,297
Billings	$76,317	$—	$76,317	$94,280	$3,945	$98,225

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
We use adjusted contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. Adjusted contribution is also used to determine the vesting of performance-based equity awards and is used to determine the achievement of quarterly and annual bonuses across our entire global employee base, including executives. We view adjusted contribution as an important operating measure of our financial results. We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted contribution should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted contribution should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted contribution may not necessarily be comparable to similarly titled measures presented by other companies. Refer to Note 11 - Segments to our condensed consolidated financial statements for further details on our adjusted contribution by segment.

The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$53,230	$—	$53,230	$63,983	$3,945	$67,928
Minus:
Partner Share and other third-party costs	29,771	—	29,771	35,027	126	35,153
Delivery costs(1)	3,938	—	3,938	4,907	1,626	6,533
Gross profit	19,521	—	19,521	24,049	2,193	26,242
Plus:
Delivery costs(1)	3,938	—	3,938	4,907	1,626	6,533
Deferred implementation costs(2)	882	—	882	—	—	—
Adjusted contribution	$24,341	$—	$24,341	$28,956	$3,819	$32,775
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.3 million and $0.6 million for the three months ended March 31, 2021 and 2022, respectively.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$29,771	$—	$29,771	$35,027	$126	$35,153
Minus:
Deferred implementation costs	882	—	882	—	—	—
Adjusted Partner Share and other third-party costs	$28,889	$—	$28,889	$35,027	$126	$35,153

Adjusted EBITDA
Adjusted EBITDA represents our (loss) income before income taxes; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency gain (loss); deferred implementation costs; restructuring costs, acquisition and integration costs (benefit) and change in fair value of contingent consideration. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency (gain) loss, deferred implementation costs, depreciation and amortization expense and stock-based compensation expense. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net (loss) income in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.

We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (2) adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation and equity instruments issued to our partners; (3) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (4) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our net (loss) income and other GAAP financial results.
The following table presents a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Net (loss) income	$(24,895)	$—	$(24,895)	$32,853	$185	$33,038
Plus:
Interest expense, net	3,045	—	3,045	947	—	947
Depreciation and amortization expense	3,065	—	3,065	7,044	2,827	9,871
Stock-based compensation expense	7,248	—	7,248	11,935	1,650	13,585
Foreign currency (gain) loss	(319)	—	(319)	1,671	—	1,671
Deferred implementation costs	882	—	882	—	—	—
Acquisition and integration costs (benefit)	7,030	—	7,030	508	(5,107)	(4,599)
Change in fair value of contingent consideration	—	—	—	(65,050)	—	(65,050)
Adjusted EBITDA	$(3,944)	$—	$(3,944)	$(10,092)	$(445)	$(10,537)

Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2022
Revenue	$53,230	$67,928
Costs and expenses:
Partner Share and other third-party costs	29,771	35,153
Delivery costs	3,938	6,533
Sales and marketing expense	13,202	17,648
Research and development expense	6,218	12,291
General and administrative expense	12,175	20,425
Acquisition and integration costs (benefit)	7,030	(4,599)
Change in fair value of contingent consideration	—	(65,050)
Depreciation and amortization expense	3,065	9,871
Total costs and expenses	75,399	32,272
Operating (loss) income	(22,169)	35,656
Other (expense) income:
Interest expense, net	(3,045)	(947)
Foreign currency gain (loss)	319	(1,671)
Total other expense	(2,726)	(2,618)
(Loss) income before income taxes	(24,895)	33,038
Net (loss) income	$(24,895)	$33,038
Comparison of Three Months Ended March 31, 2021 and 2022
Revenue

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Billings	$76,317	$98,225	$21,908	29%
Consumer Incentives	23,087	30,297	7,210	31
Revenue	$53,230	$67,928	$14,698	28%
% of billings	70%	69%
The $14.7 million increase in revenue during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was comprised of a $21.9 million increase in billings, offset by a $7.2 million increase in Consumer Incentives. The billings increase was comprised of $18.5 million increase in sales to existing marketers and $3.4 million in sales to new marketers in 2022. Consumer Incentives grew at a lower rate than billings during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as a result of changes in advertiser mix.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Partner Share and other third-party costs:
Adjusted Partner Share and other third-party costs	$28,889	$35,153	$6,264	22%
Deferred implementation costs	882	—	(882)	(100)%
Total Partner Share and other third-party costs	$29,771	$35,153	$5,382	18%
% of revenue	56%	52%
Adjusted Partner Share and other third-party costs increased by $6.3 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increased revenue from sales of the Cardlytics platform and was offset by an increase in Consumer Incentives funded by partners through a reduction in Partner Share. Deferred implementation costs decreased by $0.9 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the end of the useful lives of certain platform enhancements.
Delivery Costs

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Delivery costs	$3,938	$6,533	$2,595	66%
% of revenue	7%	10%
Delivery costs increased by $2.6 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a $1.5 million increase of costs from our acquired businesses, a $0.4 million increase in personnel costs associated with headcount, a $0.4 million increase in costs associated with hosting the Cardlytics platform for certain partners and a $0.3 million increase in stock-based compensation expense.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Sales and marketing expense	$13,202	$17,648	$4,446	34%
% of revenue	25%	26%
Sales and marketing expense increased by $4.4 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due a $2.1 million increase of costs from our acquired businesses, inclusive of $0.7 million of stock-based compensation for employees of our acquired businesses. The remaining increase relates to a $0.8 million increase in personnel costs associated with additional headcount, a $0.6 million increase in stock-based compensation expense, a $0.3 million increase in marketing expense, a $0.3 million increase in travel expense, a $0.2 million increase in personnel training expense and a $0.1 million increase in software licenses.

Research and Development Expense

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Research and development expense	$6,218	$12,291	$6,073	98%
% of revenue	12%	18%
Research and development expense increased by $6.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due a $3.5 million increase in personnel costs due to additional headcount, a $1.7 million increase in stock-based compensation expense, a $0.8 million increase of costs from our acquired businesses, inclusive of $0.1 million of stock-based compensation for employees of our acquired businesses and a $0.4 million increase in software licenses, partially offset by a $0.3 million decrease in professional fees.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
General and administrative expense	$12,175	$20,425	$8,250	68%
% of revenue	23%	30%
General and administrative expense increased by $8.3 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a $2.5 million increase of costs from our acquired businesses, inclusive of $0.6 million of stock-based compensation for employees of our acquired businesses. The remaining increase relates to a $2.5 million increase in stock-based compensation expense, a $1.2 million increase in personnel costs associated with additional headcount, a $1.1 million increase in professional fees, a $0.7 million increase in software licensing cost, a $0.2 million increase related to events and a $0.1 million increase related to travel costs.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Change
	2021	2022	$	%
Delivery costs	$309	$582	$273	88%
Sales and marketing expense	2,432	3,704	1,272	52
Research and development expense	1,514	3,204	1,690	112
General and administrative expense	2,993	6,095	3,102	104
Total stock-based compensation expense	$7,248	$13,585	$6,337	87%
% of revenue	32%	20%
Stock-based compensation expense increased by $6.3 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to $6.1 million expense related to our assumption of unvested options from our acquired businesses and RSU and PSU grants to employees of our acquired businesses, a $1.7 million increase related to our 2021 PSUs and other RSUs granted in April 2021, partially offset by a $2.5 million decrease of stock-based compensation for bonus and commissions in lieu of cash incentive compensation.

Acquisition and integration costs (benefit)

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Acquisition and integration costs (benefit)	7,030	(4,599)	$(11,629)	(165)
% of revenue	13%	(7)%
During the three months ended March 31, 2021 we recognized $7.0 million of expense primarily due to the acquisitions of Dosh and Bridg. During the three months ended March 31, 2022 we recognized a $4.6 million benefit primarily due to a reduction in our estimated broker fee related to the contingent consideration for the Bridg acquisition, partially offset by costs incurred by the acquisition of Entertainment. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for additional information regarding these acquisitions.
Change in fair value of contingent consideration

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$—	$(65,050)	(65,050)	n/a
% of revenue	—%	(96)%
During the three months ended March 31, 2022, we recognized $65.1 million in the fair value of contingent consideration related to our acquisition of Bridg. Refer to Note 8—Fair Value Measurement to our condensed consolidated financial statements for additional information regarding the contingent consideration.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Depreciation and amortization expense	$3,065	$9,871	$6,806	222%
% of revenue	6%	15%
Depreciation and amortization expense increased $6.8 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by the increase of amortization of intangible assets related to the Dosh, Bridg and Entertainment acquisitions.
Interest Expense, Net

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Interest expense	$(3,135)	$(996)	$2,139	(68)%
Interest income	90	49	(41)	(46)%
Interest expense	$(3,045)	$(947)	$2,098	(69)%
% of revenue	(6)%	(1)%
Interest expense decreased by $2.1 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by reduced amortization of debt discount reflected as interest expense related to the Notes upon the adoption of ASU 2020-06 on January 1, 2022.

Foreign Currency Gain (Loss)

	Three Months Ended March 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Foreign currency gain (loss)	$319	$(1,671)	$(1,990)	n/a
% of revenue	1%	(2)%
Foreign currency gain (loss) deteriorated by $2.0 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in the value of the British pound relative to the U.S. dollar.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2021	March 31, 2022
Cash and cash equivalents	$233,467	$208,293
Restricted cash	95	92
Working capital(1)	31,375	72,655
Accounts receivable and contract assets, net	111,085	96,529
Unused available borrowings	50,000	50,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in money market accounts and fully FDIC-insured demand deposit accounts. As of March 31, 2022, our demand deposit accounts earned up to a 0.50% annual rate of interest. As of March 31, 2022, $3.0 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through March 31, 2022, we have incurred accumulated net losses of $478.3 million since inception, including net loss of $24.9 million for the three months ended March 31, 2021. While we recorded a net income of $33.0 million for the three months ended March 31, 2022, we expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, public offerings of our common stock, lines of credit, term loans and convertible senior notes. Through March 31, 2022, we have received net proceeds of $222.7 million from the issuance of convertible senior notes, net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $611.1 million from public equity offerings.
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

Sources of Material Cash Requirements
In March 2022, we entered into a cloud hosting arrangement guaranteeing an aggregate spend of $7.2 million over the first twelve months of the arrangement. Besides this arrangement, there were no material changes outside of the ordinary course of business in our material cash requirements for the three months ended March 31, 2022 from the material cash requirements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K.
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
2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million upon the completion of the bank's audit and an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of adjusted contribution and a $25.0 million adjusted cash minimum.
In December 2020, we amended our loan facility with Pacific Western Bank ("2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit ("2018 Line of Credit") from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. Effective with the December 2020 amendment, we are required to maintain a cash to funded senior debt ratio under the 2018 Line of Credit of 1.25:1.00.
We have made no borrowings or repayments on the 2018 Line of Credit during the three months ended March 31, 2022. As of March 31, 2022, we had no outstanding borrowings on our 2018 Line of Credit and had $50.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate minus 0.50%, or 3.00% as of March 31, 2022. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $50.0 million revolving commitment. We believe that we were in compliance with all financial covenants as of March 31, 2022.
Uses of Funds
Our collection cycles can vary from period to period based on the payment practices of our marketers and their agencies. We are generally obligated to pay Consumer Incentives with respect to the Cardlytics platform between one and three months following redemption, regardless of whether we have collected payment from a marketer or its agency. We are generally obligated to pay Partner Share either three months following marketer billings, regardless of whether we have collected payment from a marketer or its agency, or by the end of the month following our collection of payment from the applicable marketer or its agency. As a result, timing of cash receipts from our marketers can significantly impact our operating cash flows for any period. Further, the timing of payment of commitments and implementation fees to our partners may also result in variability of our operating cash flows for any period.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2022
Cash, cash equivalents and restricted cash — Beginning of period	$293,349	$233,562
Net cash used in operating activities	(12,532)	(19,691)
Net cash used in investing activities	(151,962)	(5,034)
Net cash received from financing activities	484,665	182
Effect of exchange rates on cash, cash equivalents and restricted cash	139	(634)
Cash, cash equivalents and restricted cash — End of period	$613,659	$208,385
Operating Activities
Cash used in operating activities is primarily driven by our changes in working capital and for the three months ended March 31, 2021, our operating loss. We expect that we will continue to use cash in operating activities in 2022 as we invest in our business.
Operating activities used $19.7 million of cash during the three months ended March 31, 2022, which reflected our net income of $33.0 million, which included $27.3 million of non-cash charges offset by a $65.1 million change in estimated contingent consideration, and a $15.0 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, deferred implementation costs and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $11.6 million decrease in other accrued expenses, a $9.6 million decrease in Partner Share liability and a $7.5 million decrease in our Consumer Incentive liability, partially offset by a $15.3 million decrease in accounts receivable. These fluctuations are primarily driven by the quarterly seasonality of our business.
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
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2022 as we continue to invest in and grow our business.
Investing activities used $152.0 million and $5.0 million in cash during the three months ended March 31, 2021 and 2022, respectively. Our investing cash flows during the three months ended March 31, 2022 primarily consisted of funds used for the acquisition of Entertainment, purchases of technology hardware and the capitalization of costs to develop internal-use software. Our investing cash flows during three months ended March 31, 2021 primarily consisted of funds used for the acquisition of Dosh, purchases of technology hardware and the capitalization of costs to develop internal-use software.
Financing Activities
Our cash flows from financing activities have primarily been composed of net proceeds from our borrowings under our debt facilities, the issuance of the Notes and the issuance of common stock.
Financing activities provided $0.2 million in cash during the three months ended March 31, 2022, consisting of proceeds received in connection with the exercise of stock options.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, the assumptions used in the valuation of acquired intangible assets of Dosh, Bridg and Entertainment, the assumptions used in the valuation of contingent consideration related to Bridg's potential first and second anniversary payments, and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as it relates to our adoption of ASU 2020-06. Refer to Note 2 - Significant Account Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of the impact of our adoption of ASU 2020-06.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate minus 0.50%, or 3.00%. As of March 31, 2022, the prime rate was 3.50% and a 10% increase in the current prime rate would, for example, result in a $0.2 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the three months ended March 31, 2021 and 2022, our operating expense would have increased by $0.2 million each period. Our foreign currency risks related to expenses denominated in Indian rupees are insignificant.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, due to the identification of a material weakness in our internal control over financial reporting, as further described in Item 9A of our Annual Report on Form 10-K filed with the SEC on March 1, 2022, the Company's disclosure controls and procedures were not effective with regards to its design and implementation of internal controls related to significant acquisitions, including the oversight of third-party valuation specialists and sufficiently precise reviews of the related valuation reports for our goodwill and acquired intangible assets, contingent consideration and liabilities assumed.
Changes in Internal Control Over Financial Reporting
Aside from our remediation efforts as described below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of Dosh on March 5, 2021, our acquisition of Bridg on May 5, 2021, and our acquisition of Entertainment on January 7, 2022. As a result of the acquisitions, we have incorporated internal controls over significant processes specific to the acquisitions that we believe to be appropriate and necessary in consideration of the level of related integration. In accordance with our integration efforts, we have incorporated Dosh's operations and plan to incorporate Bridg's and Entertainment's operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.
During the three months ended March 31, 2022, we have taken, and continue to take, the actions described below to remediate the material weakness identified regarding our internal controls related to our review of the reports of third-party valuation specialists, as further described in Item 9A of our Annual Report on Form 10-K filed with the SEC on March 1, 2022. Management performed the following remediation actions during the three months ended March 31, 2022:
•Identified the root cause of the material weakness as the design of the level of precision of the review of third-party valuation specialists.
•Enhanced level of precision of the review of third-party valuation specialists.
Our remediation efforts were ongoing during the three months ended March 31, 2022. To remediate our existing material weakness, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management as concluded, through testing, that these controls are operating effectively.
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

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this report, and in our other public filings in evaluating our business. Our business, financial condition, operating results, cash flow, and prospects could be materially and adversely affected by any of these risks or uncertainties. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to our Business and Industry
The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities, implementing numerous measures to contain the virus. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our marketers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, marketers, partners and communities, our employees began working remotely in March 2020 and are still largely working from home. In addition, many of our marketers and prospective marketers, as well as our partners, are working remotely. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs that we cannot fully mitigate through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, including supply-chain disruptions and inflationary pressures, we have and may continue to see delays in our sales cycle, failures of marketers to renew at all or to renew at a reduced scope their agreements with us, requests from marketers for payment term deferrals as well as pricing concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on consumer spending, our marketers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee work locations. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, marketers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain.
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
Our operating results have historically fluctuated, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Given our relatively short operating history and the rapidly evolving purchase intelligence industry, our historical operating results may not be useful in predicting our future operating results.
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
Our revenue increased 28% from $53.2 million during the three months ended March 31, 2021 to $67.9 million during three months ended March 31, 2022. Our billings increased 29% from $76.3 million during the three months ended March 31, 2021 to $98.2 million during three months ended March 31, 2022. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all. We expect revenue and billings growth rates will continue to be negatively impacted by the COVID-19 pandemic, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
Substantially all of our revenue and billings during the three months ended March 31, 2021 and 2022 were derived from sales of advertising via the Cardlytics platform. We have historically derived substantially all of our revenue and billings from our Cardlytics platform. Our operating results could suffer due to:
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During both the three months ended March 31, 2021 and 2022, Bank of America, National Association (“Bank of America”) and JPMorgan Chase Bank, National Association (“Chase”) combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 20%. No other partner accounted for over 10% of Partner Share during these periods.
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
Our ability to grow our revenue depends on our ability to maintain our relationships with current FI partners and attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 10 largest FIs in the U.S., five of which are currently part of our network, while the balance of card spending is spread across thousands of smaller FIs. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to maintain our relationships with the large FIs that are currently part of our network and establish relationships with the large FIs that are not currently part of our network. In addition, we must continue to maintain our relationships with our existing bank processor and digital banking provider FI partners and attract new such FI partners because these FI partners aggregate smaller FIs into our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large FIs. If we are unable to maintain our relationships with current FI partners and attract new FI partners, maintain our relationships with our existing bank processor and digital banking provider partners or attract new bank processor and digital provider partners, our business, results of operations and financial condition would be significantly harmed, and we may fail to capture a material portion of the native bank advertising market opportunity.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During each of the three months ended March 31, 2021 and 2022, our top five marketers accounted for 38% and 25% of our revenue, respectively, with one marketer accounting for over 10% during each period. As of March 31, 2021, our top five marketers accounted for 32% of our accounts receivable, with one marketer representing over 10%. As of March 31, 2022, our top five marketers accounted for 23% of our accounts receivable, with one marketer representing over 10%.
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
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022.
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
We have spent the last several years and significant resources building out technology integrations with our partners to facilitate the delivery of incentive programs to our partners’ customers and measuring those customers subsequent in-store or digital spending. We are also reliant on our network of partners to promote their digital incentive programs, increase customer awareness and leverage additional customer outreach channels like email, all of which can increase customer engagement, as well as expand our network of partners. We believe that key factors in the success and effectiveness of our incentive program include the level of accessibility and prominence of the program on the partners’ website and mobile applications, as well as the user interface through which a customer is presented with marketing content. In certain cases, we have little control over the prominence of the incentive program and design of the user interface that our partners choose to use. To the extent that our partners de-emphasize incentive programs, make incentive programs difficult to locate on their website and/or mobile applications and/or fail to provide a user interface that is appealing to partners' customers, partners' customers may be less likely to engage with the incentive programs, which could negatively impact the amount of fees that we are able to charge our marketer customers in connection with marketing campaigns, and, therefore, our revenue. In addition, a failure by our partners to properly deliver or sufficiently promote marketing campaigns would reduce the efficacy of our solutions and impair our ability to attract and retain marketers and their agencies. As a result, the revenue we generate from our Cardlytics platform may be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.
If we do not effectively grow and train our sales team, we may be unable to add new marketers or increase sales to our existing marketers and our business will be adversely affected.
We continue to be substantially dependent on our sales team to obtain new marketers and to drive sales with respect to our existing marketers. We believe that the characteristics and skills of the best salespeople for our solutions are still being defined, as our market is relatively new. Further, we believe that there is, and will continue to be, significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training, and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales team will be new to our company and our solutions. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new marketers or increasing sales to our existing marketers, our business will be adversely affected.

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
We have incurred annual net losses since inception and expect to incur net losses in the future. We incurred net losses of $24.9 million in the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $478.3 million. While we achieved net income during the three months ended March 31, 2022, we have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Our future success depends on our ability to adapt and innovate. To attract, retain and increase new marketers and partners, we will need to expand and enhance our solutions to meet changing needs, add functionality and address technological advancements. Specifically, we are migrating to a cloud-based solution hosted by Amazon Web Services. If we are unable to adapt our solutions to evolving trends in the marketing industry, if we are unable to properly identify and prioritize appropriate solution development projects or if we fail to develop and effectively market new solutions or enhance existing solutions to address the needs of existing and new marketers and partners, we may not be able to achieve or maintain adequate market acceptance and penetration of our solutions, and our solutions may become less competitive or obsolete.
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
We rely on several third parties to assist us in matching our anonymized identifiers with third-party identifiers. This matching process enables us to, among other things, use purchase intelligence to measure in-store and online campaign sales impact or provide marketers with valuable visibility into the behaviors of current or prospective customers both within and outside the context of their marketing efforts. If any of these key data providers were to withdraw or withhold their identifiers from us, our ability to provide our solutions could be adversely affected, and certain marketers may severely limit their spending on our solutions or stop spending with us entirely. Replacements for any of these third-party identifiers may not fit the needs of certain marketers or be available in a timely manner or under economically beneficial terms, or at all.
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
As of March 31, 2022, we had 698 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, integrate acquired businesses and their employees, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
During the three months ended March 31, 2021 and 2022, we derived 8% and 9% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and Canada, and a research and development and support office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
Our net operating loss ("NOL"), carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2021, we had U.S. federal and state NOLs of $586.2 million and $243.6 million, respectively. Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act (the "Tax Act"), as modified by the CARES Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act and the CARES Act.
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, (the "Code") and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced “ownership changes” under IRC Section 382 in the past, and future changes in ownership of our stock, including by reason of future offerings, as well as other changes that may be outside of our control, could result in future ownership changes under IRC Section 382. If we are or become subject to limitations on our use of NOLs under IRC Section 382, our NOLs could expire unutilized or underutilized, even if we earn taxable income against which our NOLs could otherwise be offset. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to successfully integrate the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could have a material adverse effect on our business, financial condition and operating results.
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
The accounting method for reflecting the notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. We expect that, under applicable accounting principles, the initial liability carrying amount of the notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We expect to reflect the difference between the net proceeds from this offering and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we expect to recognize for the notes for accounting purposes will be greater than the cash interest payments we will pay on the notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock and the notes. However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update ("ASU") 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 effective for SEC-reporting entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. On January 1, 2022, we adopted this standard using the modified retrospective method which allowed for a cumulative-effect adjustment to the opening balance sheet without restating prior periods. As we did not elect the fair value option in the process, the notes, net of issuance costs, are accounted for as a single liability measured at amortized cost. Upon adoption, we recorded a decrease in accumulated deficit of $11.2 million, an increase to the notes, net of $40.2 million and a decrease to additional paid in capital of $51.4 million.
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
New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023, and on March 24, 2022 Utah enacted the Utah Consumer Privacy Act which becomes effective on December 31, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $161.47 through April 29, 2022. Factors that may affect the market price of our common stock include:
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
As a public company, and particularly as we are no longer an “emerging growth company,” we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies. We expect that compliance with these requirements will continue to increase certain of our expenses and make some activities more time-consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively affect our financial results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Issuances of Unregistered Securities
In connection with our acquisition of Entertainment described above, during the three months ended March 31, 2022, we issued 172,880 shares of our common stock to former membership interest holders of Entertainment who were “accredited investors,” as that term is defined in the Securities Act in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. In addition, we will issue 22,549 shares of our common stock to these same membership interest holders upon the one year anniversary of the acquisition, subject to adjustment for indemnification. Each of the Entertainment membership interest holders receiving shares as part of the acquisition represented that they were acquiring such shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Such shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
Issuer Purchases of Equity Securities
None.
ITEM 5. OTHER INFORMATION
On April 29, 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million upon the completion of the bank's audit and an option to increase to $75.0 million upon syndication (the “Amendment”). The Amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of the Amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum of adjusted contribution and a $25.0 million adjusted cash minimum.
Except as modified by the Amendment, all terms and conditions of the 2018 Loan Facility remain in full force and effect.
The foregoing description of the Amendment is not intended to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Assumption Agreement and Tenth Amendment to Loan and Security Agreement, dated as of April 29, 2022, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender					X
10.2	2021 Amendment to General Services Agreement, dated February 15, 2022, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.30	March 1, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	May 2, 2022	By:	/s/ Lynne M. Laube
Lynne M. Laube
Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2022	By:	/s/ Andrew Christiansen
Andrew Christiansen
Chief Financial Officer (Principal Financial and Accounting Officer)