Form 10-Q
period 2022-06-30
Cardlytics, Inc.
filed 2022-08-02
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2022, there were 32,893,805 shares outstanding of the registrant’s common stock, par value $0.0001.

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
•We are substantially dependent on Chase, Bank of America, Wells Fargo and a limited number of other FI partners.
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
Risks Related to Regulatory and Intellectual Property Matters
•Legislation and regulation of online businesses, including privacy and data protection regimes, are expansive, not clearly defined and rapidly evolving. Such regulation could create unexpected costs, subject us to enforcement actions for compliance failures, or restrict portions of our business or cause us to change our business model.
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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	December 31, 2021	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$233,467	$157,038
Restricted cash	95	81
Accounts receivable and contract assets, net	111,085	92,206
Other receivables	6,097	4,955
Prepaid expenses and other assets	7,981	9,658
Total current assets	358,725	263,938
Long-term assets:
Property and equipment, net	11,273	8,619
Right-of-use assets under operating leases, net	10,196	10,304
Intangible assets, net	125,550	121,047
Goodwill	742,516	665,813
Capitalized software development costs, net	13,131	16,680
Other long-term assets, net	2,406	3,106
Total assets	$1,263,797	$1,089,507
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,619	$2,810
Accrued liabilities:
Accrued compensation	12,136	9,634
Accrued expenses	19,620	20,963
Partner Share liability	46,595	42,176
Consumer Incentive liability	52,602	42,923
Deferred revenue	3,280	4,654
Current operating lease liabilities	6,028	6,091
Current contingent consideration	182,470	164,277
Total current liabilities	327,350	293,528
Long-term liabilities:
Convertible senior notes, net	184,398	225,314
Long-term operating lease liabilities	6,801	6,382
Deferred liabilities	173	98
Long-term contingent consideration	49,825	—
Other long-term liabilities	4,550	28
Total liabilities	$573,097	$525,350
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, and 33,534 and 32,883 shares issued and outstanding as of December 31, 2021 and June 30, 2022, respectively	$9	$9
Additional paid-in capital	1,212,823	1,163,126
Accumulated other comprehensive income	486	5,580
Accumulated deficit	(522,618)	(604,558)
Total stockholders’ equity	690,700	564,157
Total liabilities and stockholders’ equity	$1,263,797	$1,089,507
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$58,853	$75,405	$112,083	$143,333
Costs and expenses:
Partner Share and other third-party costs	29,953	40,280	59,724	75,433
Delivery costs	5,748	8,162	9,686	14,695
Sales and marketing expense	17,063	21,983	30,265	39,631
Research and development expense	8,934	13,581	15,152	25,872
General and administration expense	16,888	20,984	29,063	41,409
Acquisition and integration costs (benefit)	14,182	2,197	21,212	(2,401)
Change in fair value of contingent consideration	1,480	(2,968)	1,480	(68,018)
Goodwill impairment	—	83,149	—	83,149
Depreciation and amortization expense	8,833	10,356	11,898	20,227
Total costs and expenses	103,081	197,724	178,480	229,997
Operating loss	(44,228)	(122,319)	(66,397)	(86,664)
Other (expense) income:
Interest expense, net	(3,078)	(879)	(6,123)	(1,826)
Foreign currency (loss) gain	—	(4,538)	319	(6,208)
Total other expense	(3,078)	(5,417)	(5,804)	(8,034)
Loss before income taxes	(47,306)	(127,736)	(72,201)	(94,698)
Income tax benefit	—	1,446	—	1,446
Net loss	(47,306)	(126,290)	(72,201)	(93,252)
Net loss attributable to common stockholders	$(47,306)	$(126,290)	$(72,201)	$(93,252)
Net loss per share attributable to common stockholders, basic and diluted	$(1.43)	$(3.75)	$(2.32)	$(2.77)
Weighted-average common shares outstanding, basic and diluted	32,977	33,635	31,145	33,688
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net loss	$(47,306)	$(126,290)	$(72,201)	$(93,252)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(164)	3,727	(460)	5,094
Total comprehensive loss	$(47,470)	$(122,563)	$(72,661)	$(88,158)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Six Months Ended June 30, 2022:

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2021	33,534	$9	$1,212,823	$486	$(522,618)	$690,700
Cumulative effect upon adoption of ASU 2020-06	—	—	(51,417)	—	11,312	(40,105)
Exercise of common stock options	23	—	421	—	—	421
Stock-based compensation	—	—	27,859	—	—	27,859
Settlement of restricted stock	504	—	—	—	—	—
Common stock purchase consideration for the acquisition of Entertainment	173	—	11,937	—	—	11,937
Issuance of common stock pursuant to the ESPP	55	—	1,503	—	—	1,503
Repurchase and cancellation of common stock	(1,406)	—	(40,000)	—	—	(40,000)
Other comprehensive income	—	—	—	5,094	—	5,094
Net loss	—	—	—	—	(93,252)	(93,252)
Balance – June 30, 2022	32,883	$9	$1,163,126	$5,580	$(604,558)	$564,157

Three Months Ended June 30, 2022:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2022	33,790	$9	$1,188,076	$1,853	$(478,268)	$711,670
Exercise of common stock options	11	—	226	—	—	226
Stock-based compensation	—	—	13,321	—	—	13,321
Settlement of restricted stock	433	—	—	—	—	—
Issuance of common stock pursuant to the ESPP	55	—	1,503	—	—	1,503
Repurchase and cancellation of common stock	(1,406)	—	(40,000)	—	—	(40,000)
Other comprehensive income	—	—	—	3,727	—	3,727
Net loss	—	—	—	—	(126,290)	(126,290)
Balance – June 30, 2022	32,883	$9	$1,163,126	$5,580	$(604,558)	$564,157
See notes to the condensed consolidated financial statements

Six Months Ended June 30, 2021:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2020	27,861	$8	$551,429	$(192)	$(394,053)	$157,192
Exercise of common stock options	84	—	1,456	—	—	1,456
Stock-based compensation	—	—	20,937	—	—	20,937
Settlement of restricted stock	303	—	—	—	—	—
Issuance of common stock	3,850	—	484,049	—	—	484,049
Common stock purchase consideration for the acquisition of Dosh	904	—	117,349	—	—	117,349
Fair value of assumed Dosh options attributable to pre-combination service	—	—	3,593	—	—	3,593
Fair value of assumed Bridg options attributable to pre-combination service	—	—	840	—	—	840
Issuance of common stock pursuant to the ESPP	21	—	1,637	—	—	1,637
Other comprehensive loss	—	—	—	(460)	—	(460)
Net loss	—	—	—	—	(72,201)	(72,201)
Balance – June 30, 2021	33,023	$8	$1,181,290	$(652)	$(466,254)	$714,392

Three Months Ended June 30, 2021:

			Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2021	31,770	$8	$1,164,320	$(488)	$(418,948)	$744,892
Exercise of common stock options	53	—	951	—	—	951
Stock-based compensation	—	—	13,542	—	—	13,542
Settlement of restricted stock	275	—	—	—	—	—
Common stock purchase consideration for the acquisition of Dosh	904	—	—	—	—	—
Fair value of assumed Dosh options attributable to pre-combination service	—	—	840	—	—	840
Issuance of common stock pursuant to the ESPP	21	—	1,637	—	—	1,637
Other comprehensive loss	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(47,306)	(47,306)
Balance – June 30, 2021	33,023	$8	$1,181,290	$(652)	$(466,254)	$714,392

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2022
Operating activities
Net loss	$(72,201)	$(93,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	1,156	1,041
Depreciation and amortization	11,898	20,227
Amortization of financing costs charged to interest expense	448	790
Accretion of debt discount and non-cash interest expense	4,680	—
Amortization of right-of-use assets	2,354	2,939
Stock-based compensation expense	20,585	26,427
Goodwill impairment	—	83,149
Change in fair value of contingent consideration	1,480	(68,018)
Other non-cash (income) expense, net	(279)	6,087
Deferred implementation costs	1,612	—
Income tax benefit	—	(1,446)
Change in operating assets and liabilities:
Accounts receivable	10,209	19,663
Prepaid expenses and other assets	(1,896)	(1,885)
Accounts payable	2,021	(1,821)
Other accrued expenses	2,021	(5,770)
Partner Share liability	(8,768)	(4,821)
Consumer Incentive liability	(2,830)	(9,679)
Net cash used in operating activities	(27,510)	(26,369)
Investing activities
Acquisition of property and equipment	(1,790)	(889)
Acquisition of patents	(58)	(57)
Capitalized software development costs	(4,431)	(6,083)
Business acquisition, net of cash acquired	(494,131)	(2,274)
Net cash used in investing activities	(500,410)	(9,303)
Financing activities
Principal payments of debt	(11)	(21)
Proceeds from issuance of common stock	485,690	393
Deferred equity issuance costs	(190)	—
Repurchase of common stock	—	(40,000)
Debt issuance costs	(86)	(174)
Net cash received from (used in) financing activities	485,403	(39,802)
Effect of exchange rates on cash, cash equivalents and restricted cash	(118)	(969)
Net decrease in cash, cash equivalents and restricted cash	(42,635)	(76,443)
Cash, cash equivalents, and restricted cash — Beginning of period	293,349	233,562
Cash, cash equivalents, and restricted cash — End of period	$250,714	$157,119
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2022
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$250,603	$157,038
Restricted cash	111	81
Total cash, cash equivalents and restricted cash — End of period	$250,714	$157,119

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$1,139	$1,188
Common stock purchase consideration for the acquisition of Dosh	$117,354	$—
Common stock purchase consideration for acquisition of Entertainment	$—	$11,937
Amounts accrued for property and equipment and capitalized software development costs	$390	$—

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We operate an advertising platform within our own and our partners' digital channels, which includes online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are merchants that provide us with access to their point-of-sale data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
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
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. During the three and six months ended June 30, 2021, a charge of $1.5 million was previously recognized in Change in fair value of contingent consideration and classified below Operating Loss in the Company’s Condensed Consolidated Statements of Operations. The classification of the charge has been corrected, such that the Change in fair value of contingent consideration is now classified within Operating Loss in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021. These corrections did not impact Loss before income taxes, Net loss and Net loss attributable to common stockholders in the Condensed Consolidated Statement of Operations and had no impact on the Company's Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business, which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") and Form 10-K/A for the fiscal year ended December 31, 2021.
Stock Repurchases
On May 11,2022, our Board of Directors authorized a stock repurchase program to repurchase up to $40.0 million of our common stock. From May 11 to June 30, 2022, we paid $40.0 million to repurchase 1,405,655 shares of our common stock at an average cost of $28.44 per share and immediately canceled the repurchased shares.
Restructuring
During the three months ended June 30, 2022, we began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. This transition resulted in severance and medical benefits totaling $1.0 million, as a result of a headcount reduction because cloud hosting improved data management efficiencies. This expense is included in Delivery costs on our Consolidated Statement of Operations.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets, valuation of contingent consideration for Bridg, goodwill impairment, income tax including valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
Leases
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2022 and 2025.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	December 31, 2021	June 30, 2022
Operating lease assets	Right-of-use assets under operating leases, net	$10,196	$10,304
Finance lease assets	Property and equipment, net	86	66
Total lease assets		10,282	10,370

Operating lease liabilities, current	Current operating lease liabilities	6,028	6,091
Operating lease liabilities, long-term	Long-term operating lease liabilities	6,801	6,382
Finance lease liabilities, current	Accrued expenses	36	37
Finance lease liabilities, long-term	Other long-term liabilities	50	28
Total lease liabilities		$12,915	$12,538
Impacts of COVID-19 Pandemic
The COVID-19 pandemic resulted in a global slowdown of economic activity that disrupted supply and demand for a broad variety of goods and services and consumer discretionary spending, and increased inflationary pressure, including spending by consumers with our marketers. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.

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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP, as it removes the requirement to bifurcate our Convertible Senior Notes (the "Notes") into a separate liability and equity component. As a result, it more closely aligns the effective interest rate with the coupon rate of the Notes. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021. On January 1, 2022, we adopted this standard using the modified retrospective method which allowed for a cumulative-effect adjustment to the opening balance sheet without restating prior periods. As we did not elect the fair value option in the process, the Notes, net of issuance costs, are accounted for as a single liability measured at amortized cost. Upon adoption, we recorded a decrease in accumulated deficit of $11.3 million, an increase to convertible senior notes, net of $40.1 million and a decrease to additional paid in capital of $51.4 million. Refer to Note 6, “Debt and Financing Arrangements” for further information about the Notes.
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
During the three and six months ended June 30, 2021 we incurred $14.2 million and $21.2 million of costs in connection with our acquisitions, respectively. During the three and six months ended June 30, 2022 we incurred $2.2 million cost and $2.4 million of benefit in connection with our acquisitions, respectively. These costs are included in acquisition and integration costs (benefit) on our condensed consolidated statements of operations and primarily represent legal, accounting and broker fees. The results of Entertainment have been included in the consolidated financial statements since its date of acquisition. For the three and six months ended June 30, 2022, Entertainment's combined revenue included in the consolidated statement of operations was approximately 3% of consolidated revenue, respectively. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
For the acquisitions of Dosh, Bridg and Entertainment, as applicable, the estimated fair values of merchant relationships, partner relationships, and the card-linked subscriber base were determined using the replacement cost method and lost profits, as applicable, which required us to estimate the costs to recreate an asset of equivalent utility at prices available at the time of the valuation analysis and the lost profits over the period of time to recreate the asset. Trade names were valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenues for the related brands, the appropriate royalty rates and the weighted-average costs of capital. Developed technology for Entertainment was valued using the replacement cost method, which required us to estimate the costs to recreate an asset of equivalent utility at prices available at the time of the valuation analysis. Developed technology for Dosh and Bridg was valued using the excess earnings method, an income approach. Under the excess earnings method, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.
Acquisition of Entertainment
On January 7, 2022, we completed the acquisition of Entertainment for purchase consideration of $14.6 million, as presented below (in thousands):

January 7, 2022
Fair value of common stock transferred	$11,937
Cash paid to extinguish acquiree debt	2,053
Cash paid to settle pre-acquisition liabilities and acquiree deal-related costs	624
Cash paid to membership interest holders	24
Cash receivable from membership interest holders pursuant to finalization of net working capital	(61)
Total purchase consideration	$14,577
The following table presents the preliminary purchase consideration allocation recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

January 7, 2022
Cash and cash equivalents	$376
Accounts receivable and other assets	1,259
Intangible assets	9,800
Goodwill	5,002
Accounts payable and other liabilities	(1,860)
Total purchase consideration	$14,577

The goodwill was primarily attributed to the value of future synergies created with our current and future offerings. Goodwill is not expected to be deductible for income tax purposes. During the second quarter of 2022, we recorded a measurement period adjustment of $0.1 million cash to be received from membership interest holders related to the finalization of net working capital amounts in accordance with the Entertainment membership interest purchase agreement.
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
The following table presents the purchase consideration allocation recorded on our condensed consolidated balance sheet as of the acquisition date (in thousands):

May 5, 2021
Cash and cash equivalents	$1,630
Accounts receivable and other assets	1,989
Intangible assets	64,700
Goodwill	538,271
Accounts payable and other liabilities	(20,694)
Deferred tax liabilities	(7,007)
Total purchase consideration	$578,889
The goodwill was primarily attributed to the value of future growth expected for the Bridg platform and of synergies created with our current and future offerings. Goodwill is not expected to be deductible for income tax purposes. During the three months ended June 30, 2022, management determined that it was necessary to perform an interim impairment test for Goodwill, and as a result of our test, we recognized a goodwill impairment of $83.1 million on the Bridg Platform reporting unit. Refer to Note 4 - Goodwill and Acquired Intangibles for more information. During the second quarter of 2022, we recorded a measurement period adjustment to our income tax provision resulting in $1.4 million income tax benefit reflected on our consolidated statement of operations. Deferred tax liabilities for Bridg primarily related to acquired intangible assets.
As a part of this acquisition, we have agreed to make a First Anniversary Payment equal to 20 times the ARR based on the month preceding the anniversary, less $12.5 million, and a Second Anniversary Payment equal to 15 times the ARR for customers as of the first anniversary based on the month preceding the second anniversary, less the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option. As of June 30, 2022, the fair value of the brokerage fee of the First Anniversary Payment is $6.9 million and the fair value of the brokerage fee of the Second Anniversary Payment is $6.6 million, reflected in accrued expenses on our condensed consolidated balance sheet.

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

	Six Months Ended June 30,
	2021	2022
	(in thousands)
Revenue	$124,511	$143,354
Net loss	$(85,428)	$(93,524)

4.     GOODWILL AND ACQUIRED INTANGIBLES
The changes in the carrying amount of goodwill for the six months ended June 30, 2022 are as follows (in thousands):

	Cardlytics Platform	Bridg Platform	Consolidated
Balance as of December 31, 2021	$205,690	$536,826	$742,516
Goodwill additions due to acquisition of Entertainment	5,062	—	5,062
Measurement period adjustments	(61)	1,445	1,384
Goodwill impairments	—	(83,149)	(83,149)
Balance as of June 30, 2022	$210,691	$455,122	$665,813
As a result of the sustained decline in our stock price during the three months ended June 30, 2022, we determined that it was necessary to perform an interim impairment test for goodwill as of June 30, 2022. The impairment test included determining whether the estimated fair value of each reporting unit exceeds its carrying value. If the carrying value exceeds the fair value of the reporting unit, the amount of impairment would equal the excess carrying value. As a result of our impairment test, we determined that the carrying value of the Bridg Platform reporting unit exceeded its fair value, and consequently, we recognized a goodwill impairment of $83.1 million.
The methods of determining fair value of the reporting units includes a combination between the income approach and the market approach. Key assumptions in applying the income approach includes determining appropriate revenue growth rates and margins, the timing of expected future cash flows and applying an appropriate discount rate that addresses the risk associated with the uncertainty of expected future cash flows. Key assumptions in applying the market approach includes determining appropriate guideline peer groups and public transaction revenue multiples. We believe that our procedures for determining fair value for each reporting unit are reasonable and consistent with current market conditions as of the testing date. However, markets are currently volatile and future developments are difficult to predict. If the markets that impact our business deteriorates, we could recognize further goodwill or other impairment charges.

Acquired intangible assets subject to amortization as of June 30, 2022 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$3,500	$(1,349)	$2,151	1.8
Developed technology	91,700	(18,733)	72,967	4.8
Merchant relationships	40,300	(9,102)	31,198	3.7
Partner relationships	2,000	(378)	1,622	5.7
Card-linked subscriber user base	17,000	(4,503)	12,497	3.7
Total other intangible assets	$154,500	$(34,065)	$120,435
Amortization expense of acquired intangibles during the three and six months ended June 30, 2022 was $7.2 million and $14.4 million, respectively.
Acquired intangible assets subject to amortization as of December 31, 2021 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$2,700	$(753)	$1,947	2.1
Developed technology	91,000	(11,026)	79,974	5.3
Merchant relationships	32,000	(4,900)	27,100	4.2
Partner relationships	2,000	(235)	1,765	6.2
Card-linked subscriber user base	17,000	(2,798)	14,202	4.2
Total other intangible assets	$144,700	$(19,712)	$124,988
As of June 30, 2022, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2022 (remainder of year)	$14,379
2023	28,695
2024	27,976
2025	27,336
2026	17,596
Thereafter	4,453
Total expected future amortization expense	$120,435
5.     REVENUE
The Cardlytics Platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $26.5 million and $32.3 million during the three months ended June 30, 2021 and 2022, respectively, and totaled $49.6 million and $62.6 million during the six months ended June 30, 2021 and 2022, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.

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
The following table summarizes revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Cost per Served Sale	$37,903	$46,417	$75,475	$85,132
Cost per Redemption	18,453	20,712	33,760	43,731
Other	407	2,141	758	4,390
Cardlytics platform revenue	$56,763	$69,270	$109,993	$133,253
The Bridg platform
The Bridg platform generates revenue through the sale of subscriptions to our cloud-based customer-data platform and the delivery of professional services, such as implementation, onboarding, data analytics and technical support in connection with each subscription. We recognize subscription revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. For non-recurring services or transactional based fees dependent on system usage, revenue is recognized as services are delivered. Our subscription contracts are generally 6 to 36 months in duration and are generally billed in advance on a monthly, quarterly or annual basis.
The following table summarizes revenue from the Bridg platform (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Subscription revenue	$1,999	$6,132	$1,999	$10,047
Other revenue	91	3	91	33
Bridg platform revenue(1)	$2,090	$6,135	$2,090	$10,080
(1)Bridg was acquired May 5, 2021, Refer to Note 3 - Business Combinations for more information.

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	December 31, 2021	June 30, 2022
Contract assets, current	Accounts receivable and contract assets, net	$52	$39
Contract assets, long-term	Other long-term assets, net	26	19
Total contract assets		$78	$58

Contract liabilities, current	Deferred revenue	$1,627	$1,095
Contract liabilities, long-term	Long-term deferred revenue	173	98
Total contract liabilities		$1,800	$1,193
During the six months ended June 30, 2022, we recognized $0.7 million of revenue related to amounts that were included in deferred revenue as of December 31, 2021.
The following information represents the total transaction price for the remaining performance obligations as of June 30, 2022 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2022, we had $24.5 million of remaining performance obligations, of which $17.4 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
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
The Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of June 30, 2022, thus the Notes are not convertible at the option of the holders during the quarter ending September 30, 2022. The Notes may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We currently intend to settle the principal amount of the Notes with cash.

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
The net carrying amount of the liability component of the Notes was as follows (in thousands), giving effect to the adoption of ASU 2020-06 on January 1, 2022:

	December 31, 2021	June 30, 2022
Principal	$230,000	$230,000
Minus: Unamortized debt discount	(41,098)	—
Minus: Unamortized issuance costs	(4,504)	(4,686)
Net carrying amount of the liability component	$184,398	$225,314

Prior to the adoption of ASU 2020-06, the net carrying amount of the equity component of the Notes was as follows (in thousands):

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$53,096
Minus: Issuance costs	(1,680)
Net carrying amount of the equity component	$51,416
Interest expense recognized related to the Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Contractual interest expense (due in cash)	$575	$575	$1,150	$1,150
Amortization of debt discount	2,359	—	4,680	—
Amortization of debt issuance costs	215	365	422	730
Total interest expense related to the Notes	$3,149	$940	$6,252	$1,880
Effective interest rate	5.48%	1.64%	5.44%	1.64%
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
2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million upon the completion of the bank's audit and an option to increase to $75.0 million upon syndication. As of June 30, 2022 the bank’s audit was complete. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of adjusted contribution and a $25.0 million adjusted cash minimum.
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
We have made no borrowings or repayments on the 2018 Line of Credit during the six months ended June 30, 2022. As of June 30, 2022, we had no outstanding borrowings on our 2018 Line of Credit and had $60.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $60.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate or 4.75% as of June 30, 2022. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $60.0 million revolving commitment. We believe that we are compliant with all financial covenants as of June 30, 2022.

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
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Delivery costs	$521	$914	$830	$1,496
Sales and marketing expense	3,655	3,633	6,087	7,337
Research and development expense	2,448	4,247	3,962	7,451
General and administration expense	6,713	4,048	9,706	10,143
Total stock-based compensation expense	$13,337	$12,842	$20,585	$26,427
During the six months ended June 30, 2021 and 2022, we capitalized $0.4 million and $0.8 million of stock-based compensation expense for software development, respectively.
Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. The following table summarizes changes in common stock options:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2021	406	$25.17
Exercised	(16)	23.77		$335
Options outstanding and exercisable — June 30, 2022	389	$25.22	4.35	$543
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at June 30, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $22.31 per share closing price of our common stock as reported on the Nasdaq Global Market on June 30, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.
As of June 30, 2022, all options were fully vested, and there is no unamortized stock-based compensation expense.
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

The following table summarizes changes in common stock options from the Bridg acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2021	18	$8.45
Exercised	(2)	8.49		86
Forfeited	(11)	8.37
Options outstanding — June 30, 2022	3	8.73	8.85	47
Exercisable — June 30, 2022	3	$8.75
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at June 30, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $22.31 per share closing price of our common stock as reported on the Nasdaq Global Market on June 30, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the six months ended June 30, 2022 was less than $0.1 million. As of June 30, 2022, unamortized stock-based compensation expense related to unvested common stock options was $0.1 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.7 years.
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
The following table summarizes changes in common stock options from the Dosh acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2021	30	$3.06
Exercised	(5)	3.06		$221
Forfeited	(4)	3.06
Options outstanding — June 30, 2022	21	3.06	8.68	$395
Exercisable — June 30, 2022	6	$3.06
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at June 30, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $22.31 per share closing price of our common stock as reported on the Nasdaq Global Market on June 30, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the six months ended June 30, 2022 was $0.5 million. As of June 30, 2022, unamortized stock-based compensation expense related to unvested common stock options was $1.5 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.8 years.

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2021	2,294	$60.58
Granted	2,072	51.90
Vested	(504)	51.95
Forfeited	(281)	73.54
Unvested — June 30, 2022	3,581	$55.75	3.00	$166,750
During the six months ended June 30, 2022, we granted 1,803,409 RSUs to employees and executives, which have vesting periods ranging from immediately vesting to four years.
Subsequent to June 30, 2022, we granted 575,592 RSUs to employees and executives, which have vesting periods of one to four years. Unamortized stock-based compensation expense related to these RSUs totaled $7.6 million.
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
Subsequent to June 30, 2022, we granted 100,990 PSUs to employees and executives, which vest on the achievement of specific revenue-based performance metrics. Unamortized stock-based compensation expense related to these PSUs totaled $1.3 million.
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
As of December 31, 2021, 711,255 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 335,336 shares on January 1, 2022. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the six months ended June 30, 2022, we issued 55,144 shares under the 2018 ESPP.
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

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$182,470	$182,470
Long-term contingent consideration	—	—	49,825	49,825
Total liabilities	$—	$—	$232,295	$232,295

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$164,277	$164,277
Total liabilities	$—	$—	$164,277	$164,277
The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Beginning balance	$—	$167,245	$—	$232,295
Increase due to acquisition	230,921	—	230,921	—
Unrealized loss (gain) due to change in fair value	1,480	(2,968)	1,480	$(68,018)
Ending balance	$232,401	$164,277	$232,401	$164,277
The fair value of the First Anniversary Payment is equal to 20 times the ARR of the month preceding the anniversary, less $12.5 million. We expect to settle 70% of the First Anniversary Payment using our common stock at an agreed-upon volume-weighted average price of $40.15 per share, and we have revalued this portion of the First Anniversary Payment based on the $22.31 per share closing price of our common stock as reported on the Nasdaq Global Market on June 30, 2022.
In order to determine the fair value of the Second Anniversary Payment, equal to 15 times the ARR of the month preceding the second anniversary, less the First Anniversary ARR, we simulated forecasted revenue using a revenue volatility assumption from comparable market data. We then determined the appropriate discount rate for the assumed cash component and used a Monte Carlo simulation for the assumed stock component. The assumptions used in preparing this model includes estimates such as revenue volatility, revenue discount rate, weighted average cost of capital, and our common stock volatility.
The following table summarizes key assumptions used for estimating the fair value of the contingent consideration:

June 30, 2022
Revenue volatility	20.0%
Revenue discount rate	7.1%
Weighted average cost of capital	16.5%
Common stock volatility	83.0%
Portion to be paid in cash	30.0%

9.     COMMITMENTS AND CONTINGENCIES
Implementation Costs
Agreements with certain partners have historically required us to fund the development of specific enhancements, pay for certain implementation fees, or make milestone payments upon the deployment of our solution. Amounts paid to our partners are included in deferred implementation costs, net on our condensed consolidated balance sheets the earlier of when paid or earned and are amortized over the remaining term of the related contractual arrangements. Amortization is included in Partner Share and other third-party costs on our condensed consolidated statements of operations and is presented in deferred implementation costs on our condensed consolidated statement of cash flows.
The following table summarizes changes in deferred implementation costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Beginning balance	$2,903	$—	$3,785	$—
Amortization	(730)	—	(1,612)	—
Ending balance	$2,173	$—	$2,173	$—
We have minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022. To the extent that this commitment is expected to exceed the amount of Partner Share otherwise payable to such FI partner in the absence of such commitment, we accrue any expected shortfall over the commitment period. We accrued for zero and $0.9 million of expected minimum Partner Share commitment shortfalls as of December 31, 2021 and June 30, 2022, respectively.
Other Commitments
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

10.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2021 and 2022 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of June 30, 2021 and 2022 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	June 30,
	2021	2022
Common stock options	526	413
Convertible Senior Notes	2,701	2,701
Unvested restricted stock units	2,588	3,581
Common stock issuable pursuant to the ESPP	7	25
11.     SEGMENTS
As of June 30, 2022, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Cardlytics platform
Adjusted contribution	$27,603	$29,867	$51,944	$58,822
Plus: Adjusted Partner Share and other third-party costs(1)	29,160	39,403	58,049	74,431
Revenue	$56,763	$69,270	$109,993	$133,253
Bridg platform
Adjusted contribution	$2,027	$5,258	$2,027	$9,078
Plus: Adjusted Partner Share and other third-party costs(1)	63	877	63	1,002
Revenue	$2,090	$6,135	$2,090	$10,080
Total
Adjusted contribution	$29,630	$35,125	$53,971	$67,900
Plus: Adjusted Partner Share and other third-party costs(1)	29,223	40,280	58,112	75,433
Revenue	$58,853	$75,405	$112,083	$143,333
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
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Adjusted contribution	$29,630	$35,125	$53,971	$67,900
Minus:
Deferred implementation costs(1)	730	—	1,612	—
Delivery costs	5,748	8,162	9,686	14,695
Sales and marketing expense	17,063	21,983	30,265	39,631
Research and development expense	8,934	13,581	15,152	25,872
General and administration expense	16,888	20,984	29,063	41,409
Acquisition and integration costs (benefit)	14,182	2,197	21,212	(2,401)
Change in fair value of contingent consideration	1,480	(2,968)	1,480	(68,018)
Goodwill impairment	—	83,149	—	83,149
Depreciation and amortization expense	8,833	10,356	11,898	20,227
Total other expense	3,078	5,417	5,804	8,034
Loss before income taxes	$(47,306)	$(127,736)	$(72,201)	$(94,698)
(1)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.
The following tables provide geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue:
United States	$54,145	$69,178	$103,262	$130,831
United Kingdom	4,708	6,227	8,821	12,502
Total	$58,853	$75,405	$112,083	$143,333

	December 31, 2021	June 30, 2022
Property and equipment, net:
United States	$7,750	$6,116
United Kingdom	3,423	2,379
India	100	124
Total	$11,273	$8,619
Capital expenditures within the United Kingdom and India totaled $0.6 million and less than $0.1 million during the six months ended June 30, 2021 and 2022, respectively.

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
Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During each of the six months ended June 30, 2021 and 2022, our top five marketers accounted for 34% and 21% of our revenue, respectively, with one marketer accounting for over 10% during six months ended June 30, 2021 . As of June 30, 2021 and 2022, our top five marketers accounted for 30% and 19% of our accounts receivable, respectively, with one marketer representing over 10% as of June 30, 2021.
FI Partners
Our business is substantially dependent on a limited number of FI partners. We require participation from our FI partners in the Cardlytics platform and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. Our agreements with a substantial majority of our FI partners have terms of three to seven years but are generally terminable by the FI partner on 90 days or less prior notice. The agreements generally have autorenewal provisions that allow for the agreements to extend past their originally contemplated end date, unless terminated earlier in accordance with the terms of the agreement. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers.
During the six months ended June 30, 2021, our top two FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 30%. During the six months ended June 30, 2022, our top three FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with the top two FI partners each representing over 20% and third largest FI partner representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
12.     SUBSEQUENT EVENTS
On July 7, 2022, we entered into a General Services Agreement (the “GSA”) with Bank of America, National Association (“Bank of America”). The GSA details the terms and conditions that will govern any future statements of work. On July 21, 2022, we entered into a Statement of Work (the “SOW”) with Bank of America, pursuant to which we have agreed to continue to provide cash-back offers to Bank of America for the benefit of Bank of America’s customers. The SOW is governed by the GSA. The SOW is substantially similar to prior arrangements between the Company and Bank of America, and pursuant to the SOW we will share revenue that we generate from these cash-back offers within the Bank of America digital channels with Bank of America. The terms of the GSA and SOW extend through July 31, 2025, and Bank of America may terminate the GSA or SOW at any time upon 90 days’ written notice. In the event that Bank of America does not notify us of its intent to terminate the GSA or SOW at least 90 days prior to the end of the initial terms, the GSA and SOW will automatically renew upon the conclusion of the initial terms on a month-to-month basis.
Subsequent to June 30, 2022, the Company planned certain cost savings measures and expects to incur one-time costs of approximately $4.0 million in connection with these measures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K/A, filed with the SEC on May 2, 2022.
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
Overview
Our company’s mission is to redefine marketing by using data for good. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which include online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and target loyalty marketing and also enable marketers to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are merchants that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas.
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

Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $58.9 million and $75.4 million during the three months ended June 30, 2021 and 2022, respectively, representing an increase of 28%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and Partner Share, was $85.3 million and $107.7 million during the three months ended June 30, 2021 and 2022, respectively, representing an increase of 26%. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $23.2 million and $27.0 million during the three months ended June 30, 2021 and 2022, respectively, representing an increase of 16%. Adjusted contribution, a non-GAAP measure that represents our revenue less our adjusted Partner Share and other third-party costs, was $29.6 million and $35.1 million during the three months ended June 30, 2021 and 2022, respectively, representing an increase of 19%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
Billings(1)	$85,337	$107,744	$22,407	26%	$161,654	$205,969	$44,315	27%
Consumer Incentives	26,484	32,339	5,855	22	49,571	62,636	13,065	26
Revenue	58,853	75,405	16,552	28	112,083	143,333	31,250	28
Adjusted Partner Share and other third-party costs(1)	29,223	40,280	11,057	38	58,112	75,433	17,321	30
Adjusted contribution(1)	29,630	35,125	5,495	19	53,971	67,900	13,929	26
Delivery costs	5,748	8,162	2,414	42	9,686	14,697	5,011	52
Deferred implementation costs	730	—	(730)	(100)	1,612	—	(1,612)	(100)
Gross profit	$23,152	$26,963	$3,811	16%	$42,673	$53,203	$10,530	25%
Net loss	$(47,306)	$(126,290)	$(78,984)	167%	$(72,201)	$(93,252)	$(21,051)	29%
Adjusted EBITDA(1)	$(5,666)	$(15,785)	$(10,119)	(179)%	$(9,610)	$(26,322)	$(16,712)	174%
(1)Billings, adjusted Partner Share and other third-party costs, adjusted contribution and adjusted EBITDA are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings, GAAP gross profit to adjusted contribution and GAAP net loss to adjusted EBITDA.
During the three months ended June 30, 2021 and 2022, our net loss was $47.3 million and $126.3 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both our partners and marketers. During the six months ended June 30, 2022, we received a benefit due a reduction of the estimated contingent consideration and brokerage fee related to our Bridg acquisition partially offset by an impairment of goodwill. On March 5, 2021, we acquired Dosh Holdings, Inc., on May 5, 2021, we acquired Bridg, Inc. and on January 7, 2022, we acquired HSP EPI Acquisition LLC ("Entertainment"). During the six months ended June 30, 2021 and 2022, we incurred $21.2 million of costs and $2.4 million of benefit in connection with these acquisitions, respectively. During the three months ended June 30, 2021 and 2022, our net (loss) income included stock-based compensation expense of $13.3 million and $12.8 million, respectively.
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
For the three months ended June 30, 2021 and 2022, our average monthly active users ("MAUs") were 167.6 million and 179.9 million, respectively, and our average revenue per user ("ARPU") for each period was $0.34 and $0.38, respectively. MAUs and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.

Partner Commitments
We have minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022. To the extent that this commitment is expected to exceed the amount of Partner Share otherwise payable to such FI partner in the absence of such commitment, we accrue any expected shortfall over the commitment period. We accrued for zero and $0.9 million of expected minimum Partner Share commitment shortfalls as of December 31, 2021 and June 30, 2022, respectively.
Impacts of COVID-19 Pandemic
The COVID-19 pandemic resulted in a global slowdown of economic activity that disrupted supply and demand for a broad variety of goods and services and consumer discretionary spending, and increased inflationary pressure, including spending by consumers with our marketers. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements. Due to continuing uncertainty regarding the severity and duration of the impacts of COVID-19 on the global economy, we will continue to monitor this situation and the potential impacts to our business.
Restructuring
During the three months ended June 30, 2022, we began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. This transition resulted in severance and medical benefits totaling $1.0 million, as a result of a headcount reduction because cloud hosting improved data management efficiencies. This expense is included in Delivery costs on our Consolidated Statement of Operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(in thousands, except ARPU)
Cardlytics MAUs	167,613	179,890	167,867	179,450
Cardlytics ARPU	$0.34	$0.38	$0.66	$0.74
Bridg ARR	$12,511	$21,828	$12,511	$21,828
Billings	$85,337	$107,744	$161,654	$205,969
Adjusted contribution	$29,630	$35,125	$53,971	$67,900
Adjusted EBITDA	$(5,666)	$(15,785)	$(9,610)	$(26,322)

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
The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$56,763	$2,090	$58,853	$69,270	$6,135	$75,405
Plus:
Consumer Incentives	26,484	—	26,484	32,339	—	32,339
Billings	$83,247	$2,090	$85,337	$101,609	$6,135	$107,744

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$109,993	$2,090	$112,083	$133,253	$10,080	$143,333
Plus:
Consumer Incentives	49,571	—	49,571	62,636	—	62,636
Billings	$159,564	$2,090	$161,654	$195,889	$10,080	$205,969

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
The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$56,763	$2,090	$58,853	$69,270	$6,135	$75,405
Minus:
Partner Share and other third-party costs	29,890	63	29,953	39,403	877	40,280
Delivery costs(1)	4,837	911	5,748	6,311	1,851	8,162
Gross profit	22,036	1,116	23,152	23,556	3,407	26,963
Plus:
Delivery costs(1)	4,837	911	5,748	6,311	1,851	8,162
Deferred implementation costs(2)	730	—	730	—	—	—
Adjusted contribution	$27,603	$2,027	$29,630	$29,867	$5,258	$35,125
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.5 million and $0.9 million for the three months ended June 30, 2021 and 2022, respectively.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$29,890	$63	$29,953	$39,403	$877	$40,280
Minus:
Deferred implementation costs	730	—	730	—	—	—
Adjusted Partner Share and other third-party costs	$29,160	$63	$29,223	$39,403	$877	$40,280

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$109,993	$2,090	$112,083	$133,253	$10,080	$143,333
Minus:
Partner Share and other third-party costs	59,661	63	59,724	74,431	1,002	75,433
Delivery costs(1)	8,775	911	9,686	11,218	3,477	14,695
Gross profit	41,557	1,116	42,673	47,604	5,601	53,205
Plus:
Delivery costs(1)	8,775	911	9,686	11,218	3,477	14,695
Deferred implementation costs(2)	1,612	—	1,612	—	—	—
Adjusted contribution	$51,944	$2,027	$53,971	$58,822	$9,078	$67,900
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.8 million and $1.5 million for the six months ended June 30, 2021 and 2022, respectively.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$59,661	$63	$59,724	$74,431	$1,002	$75,433
Minus:
Deferred implementation costs	1,612	—	1,612	—	—	—
Adjusted Partner Share and other third-party costs	$58,049	$63	$58,112	$74,431	$1,002	$75,433
Adjusted EBITDA
Adjusted EBITDA represents our (loss) income before income taxes; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency gain (loss); deferred implementation costs; restructuring costs, acquisition and integration costs (benefit), change in fair value of contingent consideration and goodwill impairment. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency (gain) loss, deferred implementation costs, depreciation and amortization expense and stock-based compensation expense. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net (loss) income in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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

The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net loss	$(47,306)	$(126,290)	$(72,201)	$(93,252)
Plus:
Income tax benefit	—	(1,446)	—	(1,446)
Interest expense - net	3,078	879	6,123	1,826
Depreciation and amortization	8,833	10,356	11,898	20,227
Stock-based compensation expense	13,337	12,842	20,585	26,427
Foreign currency loss (gain)	—	4,538	(319)	6,208
Deferred implementation costs	730	—	1,612	—
Acquisition and integration costs (benefit)	14,182	2,197	21,212	(2,401)
Change in fair value of contingent consideration	1,480	(2,968)	1,480	(68,018)
Goodwill impairment	—	83,149	—	83,149
Restructuring costs	—	958	—	958
Adjusted EBITDA	$(5,666)	$(15,785)	$(9,610)	$(26,322)
The following table presents a reconciliation of adjusted EBITDA to Adjusted Contribution, the most directly comparable segment income measure (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Adjusted Contribution	$27,603	$2,027	$29,630	$29,867	$5,258	$35,125
Minus:
Delivery costs	4,837	911	5,748	6,311	1,851	8,162
Sales and marketing expense	16,665	398	17,063	20,908	1,075	21,983
Research and development expense	8,481	453	8,934	11,936	1,645	13,581
General and administration expense	16,454	434	16,888	21,232	(248)	20,984
Stock-based compensation expense	(13,179)	(158)	(13,337)	(13,944)	1,102	(12,842)
Restructuring costs	—	—	—	(958)	—	(958)
Adjusted EBITDA	$(5,655)	$(11)	$(5,666)	$(15,618)	$(167)	$(15,785)

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2022
	Cardlytics Platform	Bridg Platform		Consolidated		Cardlytics Platform		Bridg Platform		Consolidated
Adjusted Contribution	$51,944	$2,027		$53,971		$58,822		$9,078		$67,900
Minus:
Delivery costs	9,686	—		9,686		11,218		3,477		14,695
Sales and marketing expense	28,524	1,741		30,265		36,816		2,815		39,631
Research and development expense	14,994	158		15,152		22,895		2,977		25,872
General and administration expense	29,063	—		29,063		40,441		968		41,409
Stock-based compensation expense	(20,585)	—		(20,585)		(25,879)		(548)		(26,427)
Restructuring costs	—	—		—		(958)		—		(958)
Adjusted EBITDA	$(9,738)	$128	0	$(9,610)	0	$(25,711)	$—	$(611)	$—	$(26,322)
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$58,853	$75,405	$112,083	$143,333
Costs and expenses:
Partner Share and other third-party costs	29,953	40,280	59,724	75,433
Delivery costs	5,748	8,162	9,686	14,695
Sales and marketing expense	17,063	21,983	30,265	39,631
Research and development expense	8,934	13,581	15,152	25,872
General and administrative expense	16,888	20,984	29,063	41,409
Acquisition and integration costs (benefit)	14,182	2,197	21,212	(2,401)
Change in fair value of contingent consideration	1,480	(2,968)	1,480	(68,018)
Goodwill impairment	—	83,149	—	83,149
Depreciation and amortization expense	8,833	10,356	11,898	20,227
Total costs and expenses	103,081	197,724	178,480	229,997
Operating loss	(44,228)	(122,319)	(66,397)	(86,664)
Other (expense) income:
Interest expense, net	(3,078)	(879)	(6,123)	(1,826)
Foreign currency (loss) gain	—	(4,538)	319	(6,208)
Total other expense	(3,078)	(5,417)	(5,804)	(8,034)
Loss before income taxes	(47,306)	(127,736)	(72,201)	(94,698)
Income tax benefit	—	1,446	—	1,446
Net loss	$(47,306)	$(126,290)	$(72,201)	$(93,252)

Comparison of Three and Six Months Ended June 30, 2021 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Billings	$85,337	$107,744	$22,407	26%	$161,654	$205,969	$44,315	27%
Consumer Incentives	26,484	32,339	5,855	22	49,571	62,636	13,065	26
Revenue	$58,853	$75,405	$16,552	28%	$112,083	$143,333	$31,250	28%
% of billings	69%	70%			69%	70%
The $16.6 million increase in revenue during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was comprised of a $22.4 million increase in billings, offset by a $5.9 million increase in Consumer Incentives. The billings increase was comprised of $21.7 million increase in sales to existing marketers and $0.7 million in sales to new marketers in 2022. Consumer Incentives grew at a lower rate than billings during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of changes in advertiser mix.

The $31.3 million increase in revenue during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was comprised of a $44.3 million increase in billings, offset by a $13.1 million increase in Consumer Incentives. The billings increase was comprised of a $39.0 million increase in sales to existing marketers and a $5.3 million increase in sales to new marketers in 2022. Consumer Incentives grew at a lower rate than billings during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily as a result of changes in advertiser mix.
Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Partner Share and other third-party costs:
Adjusted Partner Share and other third-party costs	$29,223	$40,280	$11,057	38%	$58,112	$75,433	$17,321	30%
Deferred implementation costs	730	—	(730)	(100)%	1,612	—	(1,612)	(100)%
Total Partner Share and other third-party costs	$29,953	$40,280	$10,327	34%	$59,724	$75,433	$15,709	26%
% of revenue	51%	53%			53%	53%
Partner Share and other third-party costs increased by $11.1 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to increased revenue from sales of the Cardlytics platform and was offset by an increase in Consumer Incentives funded by partners through a reduction in Partner Share. Deferred implementation costs decreased by $0.7 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to the end of the useful lives of certain platform enhancements.
Partner Share and other third-party costs increased by $15.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increased revenue from sales of the Cardlytics platform and an increase in Consumer Incentives funded by partners through a reduction in Partner Share, primarily offset by a decrease in FI Share revenue commitments in excess of the FI Share otherwise earned by the applicable FI partners. Deferred implementation costs decreased by $1.6 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the end of the useful lives of certain platform enhancements.

Delivery Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Delivery costs	$5,748	$8,162	$2,414	42%	$9,686	$14,695	$5,009	52%
% of revenue	10%	11%			9%	10%
Delivery costs increased by $2.4 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to a $1.0 million of restructuring cost, a $0.5 million increase in personnel costs associated with additional headcount, a $0.5 million increase of costs from our acquired businesses and a $0.4 million increase in stock-based compensation expense.
Delivery costs increased by $5.0 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a $2.1 million increase in personnel costs associated with additional headcount, a $1.9 million increase of costs from our acquired businesses, a $0.7 million increase in stock-based compensation expense and a $0.3 million increase in costs associated with hosting the Cardlytics platform for certain partners.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Sales and marketing expense	$17,063	$21,983	$4,920	29%	$30,265	$39,631	$9,366	31%
% of revenue	29%	29%			27%	28%
Sales and marketing expense increased by $4.9 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a $2.1 million increase in personnel costs associated with additional headcount, a $1.0 million increase in stock-based compensation expense, a $1.0 million increase in marketing expense, a $0.6 million increase in recruiting fees, a $0.4 million increase in travel expense, a $0.3 million increase in software licenses and a $0.2 million increase in personnel training expense, partially offset by a $0.7 million decrease of costs from our acquired businesses, inclusive of $1.0 million benefit of stock-based compensation for employees of our acquired businesses.
Sales and marketing expense increased by $9.4 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a $2.9 million increase in personnel costs associated with additional headcount, a $1.7 million increase in stock-based compensation expense, a $1.4 million decrease of costs from our acquired businesses, inclusive of $0.3 million benefit of stock-based compensation for employees of our acquired business, a $1.3 million increase in marketing expense, a $0.8 million increase in professional fees, a $0.7 million increase in software licenses and a $0.6 million increase in travel expense.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Research and development expense	$8,934	$13,581	$4,647	52%	$15,152	$25,872	$10,720	71%
% of revenue	15%	18%			14%	18%
Research and development expense increased by $4.6 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a $3.0 million increase in personnel costs due to additional headcount, a $2.4 million increase in stock-based compensation expense, a $0.6 million increase in software licenses and a $0.2 million increase in personnel training expense, partially offset by a $0.8 million decrease in professional fees and a $0.7 million decrease of costs from our acquired businesses, inclusive of $0.6 million benefit of stock-based compensation for employees of our acquired businesses.

Research and development expense increased by $10.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a $6.5 million increase in personnel costs due to additional headcount, a $4.1 million increase in stock-based compensation expense, a $1.0 million increase in software licenses, a $0.2 million increase in personnel training expense and a $0.1 million increase in travel expenses, partially offset by a $1.1 million decrease in professional fees and a $0.1 million decrease of costs from our acquired businesses, inclusive of $0.6 million benefit of stock-based compensation for employees of our acquired businesses.
General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
General and administrative expense	$16,888	$20,984	$4,096	24%	$29,063	$41,409	$12,346	42%
% of revenue	29%	28%			26%	29%
General and administrative expense increased by $4.1 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a $2.0 million increase in professional fees, a $1.4 million increase in personnel costs associated with additional headcount, a $1.4 million increase in administrative fees, a $0.7 million increase in software licensing cost, a $0.2 million increase related to events and a $0.2 million increase related to travel costs, partially offset by a $0.8 million decrease in stock-based compensation expense and a $1.0 million benefit of costs from our acquired businesses, inclusive of $1.9 million benefit of stock-based compensation for employees of our acquired businesses
General and administrative expense increased by $12.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a $3.1 million increase in professional fees, a $2.7 million increase in personnel costs associated with additional headcount, a $1.0 million increase in administrative fees, a $1.8 million increase in stock-based compensation expense, a $1.5 million increase of costs from our acquired businesses, inclusive of $1.3 million benefit of stock-based compensation for employees of our acquired businesses, a $1.5 million increase in software licensing cost, a $0.4 million increase related to events and a $0.3 million increase related to travel costs.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
Delivery costs	$521	$914	$393	75%	$830	$1,496	$666	80%
Sales and marketing expense	3,655	3,633	(22)	(1)	6,087	7,337	1,250	21
Research and development expense	2,448	4,247	1,799	73	3,962	7,451	3,489	88
General and administrative expense	6,713	4,048	(2,665)	(40)	9,706	10,143	437	5
Total stock-based compensation expense	$13,337	$12,842	$(495)	(4)%	$20,585	$26,427	$5,842	28%
% of revenue	32%	17%			18%	18%
Stock-based compensation expense decreased by $0.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a $4.3 million reduction in expense related to our assumption of unvested options from our acquired businesses and RSU and PSU grants to employees of our acquired businesses, partially offset by increased expense related to additional headcount and the impact of RSUs and PSUs granted in March 2022.
Stock-based compensation expense increased by $5.8 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to expense related to additional headcount and the impact of RSUs and PSUs granted in March 2022.

Acquisition and integration costs (benefit)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Acquisition and integration costs (benefit)	14,182	2,197	$(11,985)	(85)	$21,212	$(2,401)	$(23,613)	n/a
% of revenue	24%	3%			—%	(2)%
During the three months ended June 30, 2021 we recognized $14.2 million of expense primarily due to the acquisitions of Dosh and Bridg. During the three months ended June 30, 2022 we recognized a $2.2 million cost primarily due to the acquisition of Entertainment.
During the six months ended June 30, 2021 we recognized $21.2 million of expense primarily due to the acquisitions of Dosh and Bridg. During the six months ended June 30, 2022 we recognized a $2.4 million benefit primarily due to a reduction in our estimated broker fee related to the contingent consideration for the Bridg acquisition, partially offset by costs incurred by the acquisition of Entertainment. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for additional information regarding these acquisitions.
Change in fair value of contingent consideration

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$1,480	$(2,968)	(4,448)	n/a	$1,480	$(68,018)	(69,498)	n/a
% of revenue	—%	(4)%			—%	(2)%
During the three and six months ended June 30, 2021, we recognized a $1.5 million gain and a $3.0 million loss, respectively, in the fair value of contingent consideration related to our acquisition of Bridg. During the three and six months ended June 30, 2022 we recognized $1.5 million gain and $68.0 million loss, respectively, in the fair value of contingent consideration related to our acquisition of Bridg. Refer to Note 8—Fair Value Measurement to our condensed consolidated financial statements for additional information regarding the contingent consideration.
Goodwill impairment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Goodwill impairment	$—	$83,149	83,149	n/a	$—	$83,149	83,149	n/a
% of revenue	—%	110%			—%	58%
During the three and six months ended June 30, 2022, we recognized $83.1 million of Goodwill impairment related to the Bridg Platform reporting unit. Refer to Note 4 - Goodwill and Acquired Intangibles to our condensed consolidated financial statements for additional information regarding the Goodwill impairment.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Depreciation and amortization expense	$8,833	$10,356	$1,523	17%	$11,898	$20,227	$8,329	70%
% of revenue	15%	14%			11%	14%
Depreciation and amortization expense increased $1.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by the increase of amortization of intangible assets related to the Dosh, Bridg and Entertainment acquisitions.
Depreciation and amortization expense increased $8.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by the increase of amortization of intangible assets related to the Dosh, Bridg and Entertainment acquisitions.
Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Interest expense	$(3,183)	$(997)	$2,186	(69)%	$(6,317)	$(1,993)	$4,324	(68)%
Interest income	105	118	13	12%	194	167	(27)	(14)%
Interest expense	$(3,078)	$(879)	$2,199	(71)%	$(6,123)	$(9,316)	$(3,193)	52%
% of revenue	(5)%	(1)%			(5)%	(1)%
Interest expense decreased by $2.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by reduced amortization of debt discount reflected as interest expense related to the Notes upon the adoption of ASU 2020-06 on January 1, 2022.
Interest expense increased by $3.2 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by reduced amortization of debt discount reflected as interest expense related to the Notes upon the adoption of ASU 2020-06 on January 1, 2022.
Foreign Currency (Loss) Gain

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Foreign currency (loss) gain	$—	$(4,538)	$(4,538)	n/a	$319	$(6,208)	$(6,527)	n/a
% of revenue	—%	(6)%			—%	(1)%
Foreign currency loss increased by $4.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to a decrease in the value of the British pound relative to the U.S. dollar.
Foreign currency loss increased by $6.5 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a decrease in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2021	June 30, 2022
Cash and cash equivalents	$233,467	$157,038
Restricted cash	95	81
Working capital(1)	31,375	(29,590)
Accounts receivable and contract assets, net	111,085	92,206
Unused available borrowings	50,000	60,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in money market accounts and fully FDIC-insured demand deposit accounts. As of June 30, 2022, our demand deposit accounts earned up to a 0.50% annual rate of interest. As of June 30, 2022, $3.0 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through June 30, 2022, we have incurred accumulated net losses of $604.6 million since inception, including net loss of $126.3 million and $93.3 million for the three and six months ended June 30, 2022, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of preferred stock, public offerings of our common stock, lines of credit, term loans and convertible senior notes. Through June 30, 2022, we have received net proceeds of $222.7 million from the issuance of convertible senior notes, net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $611.1 million from public equity offerings.
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
Sources of Material Cash Requirements
In March 2022, we entered into a cloud hosting arrangement guaranteeing an aggregate spend of $7.2 million over the first twelve months of the arrangement. Besides this arrangement, there were no material changes outside of the ordinary course of business in our material cash requirements for the three and six months ended June 30, 2022 from the material cash requirements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K.

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
2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million upon the completion of the bank's audit and an option to increase to $75.0 million upon syndication. As of June 30, 2022 the bank’s audit was complete. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of adjusted contribution and a $25.0 million adjusted cash minimum.
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
We have made no borrowings or repayments on the 2018 Line of Credit during the six months ended June 30, 2022. As of June 30, 2022, we had no outstanding borrowings on our 2018 Line of Credit and had $60.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $60.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate or 4.75% as of June 30, 2022. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $60.0 million revolving commitment. We believe that we are compliant with all financial covenants as of June 30, 2022.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2022
Cash, cash equivalents and restricted cash — Beginning of period	$293,349	$233,562
Net cash used in operating activities	(27,510)	(26,369)
Net cash used in investing activities	(500,410)	(9,303)
Net cash received from (used in) financing activities	485,403	(39,802)
Effect of exchange rates on cash, cash equivalents and restricted cash	(118)	(969)
Cash, cash equivalents and restricted cash — End of period	$250,603	$157,119
Operating Activities
Cash used in operating activities is primarily driven by our operating loss and changes in working capital for the six months ended June 30, 2021. We expect that we will continue to use cash in operating activities in 2022 as we invest in our business.
Operating activities used $26.4 million of cash during the six months ended June 30, 2022, which reflected our net loss of $93.3 million, which included $139.2 million of non-cash charges offset by a $68.0 million change in estimated contingent consideration, and a $4.3 million change in our net operating assets and liabilities. The non-cash charges primarily related to goodwill impairment, stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $5.8 million decrease in other accrued expenses, a $4.8 million decrease in Partner Share liability and a $9.7 million decrease in our Consumer Incentive liability, partially offset by a $19.7 million decrease in accounts receivable. These fluctuations are primarily driven by the quarterly seasonality of our business.
Operating activities used $27.5 million of cash during the six months ended June 30, 2021, which reflected our net loss of $72.2 million and a $0.8 million change in our net operating assets and liabilities, partially offset by $43.9 million of non-cash charges. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, deferred implementation costs and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $10.2 million decrease in accounts receivable, partially offset by a $8.8 million decrease in Partner Share liability and a $2.8 million decrease in our Consumer Incentive liability. These decreases were primarily a result of significantly lower sales during the first half of 2021, primarily caused by seasonality, compared to the second half of 2022.
Investing Activities
Our cash flows from investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities in 2022 as we continue to invest in and grow our business.
Investing activities used $500.4 million and $9.3 million in cash during the six months ended June 30, 2021 and 2022, respectively. Our investing cash flows during the six months ended June 30, 2022 primarily consisted of funds used for the acquisition of Entertainment, purchases of technology hardware and the capitalization of costs to develop internal-use software. Our investing cash flows during six months ended June 30, 2021 primarily consisted of funds used for the acquisitions of Dosh and Bridg, purchases of technology hardware and the capitalization of costs to develop internal-use software.
Financing Activities
Our cash flows from financing activities have primarily been composed of net proceeds from our borrowings under our debt facilities, the issuance of the Notes and the issuance of common stock.
Financing activities used $39.8 million in cash during the six months ended June 30, 2022, consisting of $40.0 million used to repurchase shares of our common stock, partially offset by proceeds received in connection with the exercise of stock options.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, the assumptions used both in the initial valuation and ongoing impairment analysis of acquired intangible assets of Dosh, Bridg and Entertainment, the assumptions used in the valuation of contingent consideration related to Bridg's potential first and second anniversary payments, and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K/Afor the year ended December 31, 2021, except as it relates to our adoption of ASU 2020-06. Refer to Note 2 - Significant Account Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of the impact of our adoption of ASU 2020-06.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate or 4.75%. As of June 30, 2022, the prime rate was 4.75% and a 10% increase in the current prime rate would, for example, result in a $0.2 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the six months ended June 30, 2021 and 2022, our operating expense would have increased by $0.7 million and $0.5 million, respectively. Our foreign currency risks related to expenses denominated in Indian rupees are insignificant.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, due to the identification of a material weakness in our internal control over financial reporting, as further described in Item 9A of our Annual Report on Form 10-K/A filed with the SEC on May 2, 2022, respectively, the Company's disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting
Aside from our remediation efforts as described below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of Dosh on March 5, 2021, our acquisition of Bridg on May 5, 2021, and our acquisition of Entertainment on January 7, 2022. As a result of the acquisitions, we have incorporated internal controls over significant processes specific to the acquisitions that we believe to be appropriate and necessary in consideration of the level of related integration. In accordance with our integration efforts, we have incorporated Dosh's and Bridg's operations and plan to incorporate Entertainment's operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.
During the six months ended June 30, 2022, we have taken, and continue to take, the actions described below to remediate the material weakness identified regarding our internal controls related to our review of the reports of third-party valuation specialists, as further described in Item 9A of our Annual Report on Form 10-K and Form 10-K/A filed with the SEC on March 1, 2022 and May 2, 2022, respectively. Management performed the following remediation actions during the six months ended June 30, 2022:
•Evaluated the design of the level of precision of the review of third-party valuation specialists.
•Enhanced level of precision of the review of third-party valuation specialists.
Our remediation efforts were ongoing during the six months ended June 30, 2022. To remediate our existing material weakness, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our solution and materially and adversely impact our results and financial condition even after the pandemic is contained and remaining public safety measures orders are lifted. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our guidance, our marketers, our potential marketers, our market opportunity, renewals and sales cycle, among others. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.
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

Unfavorable conditions, including inflationary pressure, in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.
General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions, including inflationary pressure, caused by the COVID-19 pandemic and the current hostilities between Russia and Ukraine. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to continue to reduce or delay their marketing spending. For example, there has been an impact from the COVID-19 pandemic on spending by our marketers. We have also seen disruption in consumer spending in our data and it is impossible to predict the duration of the disruption. At this time, the potential impact on marketer spend and consumer spending from the COVID-19 pandemic is difficult to predict and, therefore, it is not possible to fully determine the impact on our future results. Historically, economic downturns have resulted in overall reductions in marketing spending. Alternatively, as the market recovers from the pandemic, marketing spend may be volatile and unpredictable as certain industries recover at different speeds. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
In addition, our business may be materially and adversely affected by weak economic conditions in the industries that we serve. We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have recently entered new industries such as travel and entertainment, direct-to-consumer, grocery and gas. All of these industries have been negatively impacted by the pandemic and inflationary pressure and certain precautions taken to control the pandemic and inflationary pressure. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, we cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot assure you that the market for services such as ours will experience growth or that we will experience growth.
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
•volatile recovery from the pandemic, including inflationary pressure;
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
Our revenue increased 28% from $58.9 million during the three months ended June 30, 2021 to $75.4 million during three months ended June 30, 2022. Our billings increased 26% from $85.3 million during the three months ended June 30, 2021 to $107.7 million during three months ended June 30, 2022. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all. We expect revenue and billings growth rates will continue to be negatively impacted by the COVID-19 pandemic, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
Substantially all of our revenue and billings during the three months ended June 30, 2021 and 2022 were derived from sales of advertising via the Cardlytics platform. We have historically derived substantially all of our revenue and billings from our Cardlytics platform. Our operating results could suffer due to:
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

•the introduction by competitors of products and technologies that serve as a replacement or substitute for, or represent an improvement over, the Cardlytics platform, or an FI partner’s decision to implement any existing or future product or technology of a competitor alongside, or in lieu, of the Cardlytics platform;
•FI partners developing, or acquiring, their own technology to support purchase intelligence marketing or other incentive programs;
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
We are substantially dependent on Chase, Bank of America, Wells Fargo and a limited number of other FI partners.
We require participation from our FI partners in the Cardlytics platform and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers.
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During the six months ended June 30, 2021, our top two FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 30%. During the six months ended June 30, 2022, our top three FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with the top two FI partners each representing over 20% and third largest FI partner representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
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
•if new technical requirements arise;
•concern by our FI Partners or their customers related to our use of purchase data;
•if they choose to develop and use in-house solutions or use a competitive solution in lieu of our solutions; and
•if legislation is passed restricting the dissemination, or our use, of the data that is currently provided to us or if judicial interpretations result in similar limitations.
To the extent that we breach or are alleged to have breached the terms of our agreement with any FI partner, or a disagreement arises with an FI partner regarding the interpretation of our contractual arrangements, which has occurred in the past and may occur again in the future, such an FI partner may be more likely to cease providing us data or to terminate its agreement with us. The loss of Bank of America, Chase, Wells Fargo or any other significant FI partner would significantly harm our business, results of operations and financial conditions.

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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During each of the six months ended June 30, 2021 and 2022, our top five marketers accounted for 34% and 21% of our revenue, respectively, with one marketer accounting for over 10% during six months ended June 30, 2021 . As of June 30, 2021 and 2022, our top five marketers accounted for 30% and 19% of our accounts receivable, respectively, with one marketer representing over 10% as of June 30, 2021.
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
We have minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022. To the extent that this commitment is expected to exceed the amount of Partner Share otherwise payable to such FI partner in the absence of such commitment, we accrue any expected shortfall over the commitment period. We accrued for zero and $0.9 million of expected minimum Partner Share commitment shortfalls as of December 31, 2021 and June 30, 2022, respectively.
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
•maintain and expand our network of partners;
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
We have incurred annual net losses since inception and expect to incur net losses in the future. During the three months ended June 30, 2021 and 2022, our net loss was $47.3 million and $126.3 million, respectively. As of June 30, 2022, we had an accumulated deficit of $604.6 million. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
We operate in an emerging industry and future demand and market acceptance for our solutions is uncertain.
We believe that our future success will depend in large part on the growth, if any, of the market for purchase intelligence. Utilization of consumer purchase data to inform marketing is an emerging industry and future demand and market acceptance for this type of marketing is uncertain. If the market for purchase intelligence does not continue to develop or develops more slowly than we expect, our business, financial condition and operating results could be harmed.
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
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Larger competitors are also often in a better position to withstand any significant reduction in capital spending and will therefore not be as susceptible to economic downturns and inflationary pressure. In addition, current or potential competitors may be acquired by third parties with greater available resources. As a result of such relationships and acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or future competitors.
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

Significant system disruptions, loss of data center capacity, or changes to our data hosting solutions could adversely affect our business, financial condition and operating results.
Our business is heavily dependent upon highly complex data processing capabilities. We contract with our primary third-party data center, located in Atlanta, Georgia, and our redundancy data center, located in Suwanee, Georgia, pursuant to agreements that expire in 2023, subject to earlier termination upon material breach and a failure to cure. We also contract with Amazon Web Services for our cloud-hosting solutions. We have begun to migrate and will continue to migrate our data storage capabilities to Amazon Web Services’ cloud-hosting solution. If we do not complete the migration, are not successful in completing a seamless migration, or fail to administer the cloud-hosting solution in a well-managed, secure and effective manner, we may experience unplanned service disruptions or unforeseen costs. If for any reason our arrangements with our third-party data centers or other data-hosting solutions are terminated, or if we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer that portion of our operations to new data center facilities or other data-hosting solutions, and we may incur significant costs and possible service interruption in connection with doing so. Further, protection of our third-party data centers or other data-hosting solutions against damage or interruption from cyber-attacks, fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is important to our continued success. Any damage to, or failure of, the systems of the data centers or other data-hosting solutions that we utilize, or of our own equipment located within such data centers, could result in interruptions to the availability or functionality of our solutions. In addition, the failure of the data centers or other data-hosting solutions that we utilize to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. Any damage to the data centers or other data-hosting solutions that we utilize, or to our own equipment located within such data centers, that causes loss of capacity or otherwise causes interruptions in our operations could materially adversely affect our ability to quickly and effectively respond to our marketers’ or partners’ requirements, which could result in loss of their confidence, adversely impact our ability to attract new marketers and/or partners and force us to expend significant resources. The occurrence of any such events could adversely affect our business, financial condition and operating results.
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
As of June 30, 2022, we had 710 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, integrate acquired businesses and their employees, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our solutions and our strategic direction. We do not maintain “key person” insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
During the three months ended June 30, 2021 and 2022, we derived 8% and 9% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and a research and development and support office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
•general economic conditions in each country or region, including inflationary pressure;
•the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, including inflationary pressure;
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
Due to our international operations, we may be exposed to the effects of fluctuations in currency exchange rates, including inflationary pressure. We generate revenue and incur expenses for employee compensation and other operating expenses at our U.K. and Indian offices in the local currency. Fluctuations in the exchange rates between the U.S. dollar, British pound, Canadian dollar and Indian rupee could result in the dollar equivalent of such revenue and expenses being lower, which could have a negative net impact on our reported operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

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
Under accounting principles, we have allocated the total purchase price of Dosh’s, Bridg’s and Entertainment's net tangible assets and intangible assets based on their fair values as of the date of the acquisitions, and we have recorded the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value will be based upon assumptions that they believe to be reasonable but that are inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:
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
New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023, and on March 24, 2022 Utah enacted the Utah Consumer Privacy Act which becomes effective on December 31, 2023. The CPA and CDPA are similar to the CCPA, and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, directly or contractually through our partners, our marketers or other third parties upon whom we rely may be required to comply, even if we are not established or based in such jurisdictions. An example of the type of international regulation to which we may be subject is the U.K.’s Privacy and Electronic Communications Regulations 2011 (“PECR”), which implements the requirements of Directive 2009/136/EC (which amended Directive 2002/58/EC), which is known as the ePrivacy Directive. The PECR regulates various types of electronic direct marketing that use cookies and similar technologies. The PECR also imposes sector-specific breach reporting requirements, but only as applicable to providers of particular public electronic communications services. Additional European Union member state laws of this type may follow.
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
Additionally, Brexit took effect in January 2020, which will lead to further legislative and regulatory changes. Although the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K., some uncertainty remains, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim.
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
Given that existing and proposed Data Protection Laws, industry standards and Data Protection Obligations can impose increasingly complex and burdensome obligations, and with substantial uncertainty over the interpretation and application of these requirements, we and our partners have faced and may face additional challenges in addressing and complying with them, and making necessary changes to our privacy policies and practices. In particular, there has been increasing public and regulatory concern and public scrutiny about the use of personally identifiable information. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices. To comply with our data protection and privacy obligations, we may be required to: fundamentally change our business models or practices, including, changing the information we collect or share; incur material costs and expenses; and/or divert management’s time and attention. Any of these effects could materially adversely affect our business operations and financial results, and may limit the adoption and use of, and reduce the overall demand for, our products, which could have an adverse impact on our business. Additionally, our partners may choose to alter or discontinue our program in light of the CCPA or other laws or regulations, which could adversely affect our financial condition.

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
While we strive to comply with applicable Data Protection Laws and Data Protection Obligations to the extent possible, we may at times fail to do so, or may be perceived to have failed to do so. For example, if we inadvertently received personal information from our partners, we may not comply with applicable Data Protection Laws and Data Protection Obligations with respect to that personal information. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel or vendors do not comply with applicable Data Protection Laws and Data Protection Obligations. Additionally, in many cases we or our partners take steps to anonymize information such that it no longer constitutes personal information; we may fail, or be accused of failing, to properly anonymize such information. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various solutions, including but not limited to our marketers and their agencies and partners. If we, or our business associates or other third parties upon whom we rely fail, or are perceived to have failed, to address or comply with applicable data protection laws, privacy policies and data protection obligations, or if our privacy policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices, it could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; lead to a loss of consumers; reduce the use of our products by end users or our customers; affect our ability to attract new marketers and partners and maintain relationships with our existing marketers and partners; lead to special, compensatory punitive and statutory damages, litigation, injunctive relief, or consent orders regarding our privacy and security practices; introduce requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; lead to an inability to Process data; lead to other adverse actions against our licenses to do business; and/or otherwise adversely affect our business.
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
We use open-source software to deliver our solutions and expect to continue to use open-source software in the future. Some of these open-source licenses may require that source code subject to the license be made available to the public and that any modifications or derivative works to open-source software continue to be licensed under open source licenses. This may require that we make certain proprietary code available under an open-source license. We may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to, such open source software, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. These claims could also result in litigation, require us to purchase costly licenses or require us to devote additional research and development resources to change the software underlying our solutions, any of which would have a negative effect on our business, financial condition and operating results and may not be possible in a timely manner. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our solutions on certain open-source software, and such litigation could be costly for us to defend or subject us to an injunction. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs. Finally, we cannot assure you that we have not incorporated open-source software into the software underlying our solutions in a manner that may subject our proprietary software to an open-source license that requires disclosure, to customers or the public, of the source code to such proprietary software. In the event that portions of our proprietary technology are determined to be subject to an open source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our solutions and technologies and materially and adversely affect our ability to sustain and grow our business. Many open-source licenses also limit our ability to bring patent infringement lawsuits against open-source software that we use without losing our right to use such open-source software. Therefore, the use of open-source software may limit our ability to bring patent infringement lawsuits, to the extent we ever have any patents that cover open-source software that we use.

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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $9.80 to an intraday high of $161.47 through July 29, 2022. Factors that may affect the market price of our common stock include:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On May 11, 2022, our board of directors authorized a share repurchase of up to $40.0 million of our outstanding common stock, which was fully executed during the second quarter of 2022. The following table summarizes our stock repurchase activity for the second quarter of 2022 (in thousands except for price per share). Except as detailed in the table below there were no stock repurchases in April, May or June 2022:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
May 11th - May 31st	795	$28.45	795	$17,377
June 1st - June 9th	611	$28.42	611	$—
Total	1,406		1,406

Recent Issuances of Unregistered Securities
In connection with our acquisition of Entertainment described above, during the six months ended June 30, 2022, we issued 172,880 shares of our common stock to former membership interest holders of Entertainment who were “accredited investors,” as that term is defined in the Securities Act in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. In addition, we will issue 22,549 shares of our common stock to these same membership interest holders upon the one year anniversary of the acquisition, subject to adjustment for indemnification. Each of the Entertainment membership interest holders receiving shares as part of the acquisition represented that they were acquiring such shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Such shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Form of Transition Agreement by and between the Registrant and and Kirk L. Somers					X
10.2	General Service Agreement dated as of July 7, 2022 by and between the Registrant and Bank of America, N.A.
10.3	Statement of Work Agreement dated as of July 7, 2022 by and between the Registrant and Bank of America, N.A.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	August 2, 2022	By:	/s/ Lynne M. Laube
Lynne M. Laube
Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2022	By:	/s/ Andrew Christiansen
Andrew Christiansen
Chief Financial Officer (Principal Financial and Accounting Officer)