Form 10-Q
period 2022-09-30
Cardlytics, Inc.
filed 2022-11-01
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, there were 33,165,847 shares outstanding of the registrant’s common stock, par value $0.0001.

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
•The amount we will have to pay in connection with the acquisition of Bridg has not been conclusively determined, and it may be materially larger than we expect.

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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	December 31, 2021	September 30, 2022
Assets
Current assets:
Cash and cash equivalents	$233,467	$138,514
Restricted cash	95	74
Accounts receivable and contract assets, net	111,085	97,168
Other receivables	6,097	4,675
Prepaid expenses and other assets	7,981	8,697
Total current assets	358,725	249,128
Long-term assets:
Property and equipment, net	11,273	7,103
Right-of-use assets under operating leases, net	10,196	9,276
Intangible assets, net	125,550	113,878
Goodwill	742,516	665,813
Capitalized software development costs, net	13,131	18,377
Other long-term assets, net	2,406	2,737
Total assets	$1,263,797	$1,066,312
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,619	$4,768
Accrued liabilities:
Accrued compensation	12,136	12,940
Accrued expenses	19,620	20,556
Partner Share liability	46,595	41,051
Consumer Incentive liability	52,602	48,353
Deferred revenue	3,280	3,004
Current operating lease liabilities	6,028	6,088
Current contingent consideration	182,470	118,151
Total current liabilities	327,350	254,911
Long-term liabilities:
Convertible senior notes, net	184,398	225,678
Long-term operating lease liabilities	6,801	5,135
Deferred liabilities	173	58
Long-term contingent consideration	49,825	—
Other long-term liabilities	4,550	21
Total liabilities	$573,097	$485,803
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, and 33,534 and 33,043 shares issued and outstanding as of December 31, 2021 and September 30, 2022, respectively	$9	$9
Additional paid-in capital	1,212,823	1,169,213
Accumulated other comprehensive income	486	9,578
Accumulated deficit	(522,618)	(598,291)
Total stockholders’ equity	690,700	580,509
Total liabilities and stockholders’ equity	$1,263,797	$1,066,312
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$64,984	$72,706	$177,067	$216,039
Costs and expenses:
Partner Share and other third-party costs	34,090	37,563	93,814	112,996
Delivery costs	6,390	9,125	16,076	23,820
Sales and marketing expense	16,733	18,289	46,998	57,920
Research and development expense	11,141	13,762	26,293	39,634
General and administration expense	20,073	19,972	49,136	61,381
Acquisition and integration costs (benefit)	1,714	(1,867)	22,926	(4,269)
Change in fair value of contingent consideration	6,261	(46,126)	7,741	(114,144)
Goodwill impairment	—	—	—	83,149
Depreciation and amortization expense	8,375	10,468	20,273	30,695
Total costs and expenses	104,777	61,186	283,257	291,182
Operating (loss) income	(39,793)	11,520	(106,190)	(75,143)
Other expense:
Interest expense, net	(3,193)	(580)	(9,316)	(2,406)
Foreign currency loss	(1,543)	(4,673)	(1,224)	(10,882)
Total other expense	(4,736)	(5,253)	(10,540)	(13,288)
(Loss) income before income taxes	(44,529)	6,267	(116,730)	(88,431)
Income tax benefit	—	—	—	1,446
Net (loss) income	(44,529)	6,267	(116,730)	(86,985)
Net (loss) income attributable to common stockholders	$(44,529)	$6,267	$(116,730)	$(86,985)
Net (loss) income per share attributable to common stockholders, basic	$(1.35)	$0.19	$(3.67)	$(2.60)
Net (loss) income per share attributable to common stockholders, diluted	$(1.35)	$0.19	$(3.67)	$(2.60)
Weighted-average common shares outstanding, basic	33,101	32,950	31,802	33,455
Weighted-average common shares outstanding, diluted	33,101	33,269	31,802	33,455
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net (loss) income	$(44,529)	$6,267	$(116,730)	$(86,985)
Other comprehensive income:
Foreign currency translation adjustments	1,267	3,998	807	9,092
Total comprehensive (loss) income	$(43,262)	$10,265	$(115,923)	$(77,893)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2022:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2021	33,534	$9	$1,212,823	$486	$(522,618)	$690,700
Cumulative effect upon adoption of ASU 2020-06	—	—	(51,417)	—	11,312	(40,105)
Exercise of common stock options	23	—	417	—	—	417
Stock-based compensation	—	—	33,950	—	—	33,950
Settlement of restricted stock	664	—	—	—	—	—
Common stock purchase consideration for the acquisition of Entertainment	173	—	11,937	—	—	11,937
Issuance of common stock pursuant to the ESPP	55	—	1,503	—	—	1,503
Repurchase and cancellation of common stock	(1,406)	—	(40,000)	—	—	(40,000)
Other comprehensive income	—	—	—	9,092	—	9,092
Net loss	—	—	—	—	(86,985)	(86,985)
Balance – September 30, 2022	33,043	$9	$1,169,213	$9,578	$(598,291)	$580,509

Three Months Ended September 30, 2022:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2022	32,883	$9	$1,163,126	$5,580	$(604,558)	$564,157
Stock-based compensation	—	—	6,087	—	—	6,087
Settlement of restricted stock	160	—	—	—	—	—
Other comprehensive income	—	—	—	3,998	—	3,998
Net income	—	—	—	—	6,267	6,267
Balance – September 30, 2022	33,043	$9	$1,169,213	$9,578	$(598,291)	$580,509
See notes to the condensed consolidated financial statements

Nine Months Ended September 30, 2021:

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2020	27,861	$8	$551,429	$(192)	$(394,053)	$157,192
Exercise of common stock options	113	—	1,930	—	—	1,930
Stock-based compensation	—	—	37,952	—	—	37,952
Settlement of restricted stock	393	—	—	—	—	—
Issuance of common stock	3,850	—	484,049	—	—	484,049
Common stock purchase consideration for the acquisition of Dosh	916	—	117,349	—	—	117,349
Fair value of assumed Dosh options attributable to pre-combination service	—	—	3,593	—	—	3,593
Fair value of assumed Bridg options attributable to pre-combination service	—	—	841	—	—	841
Issuance of common stock pursuant to the ESPP	21	—	1,637	—	—	1,637
Other comprehensive income	—	—	—	807	—	807
Net loss	—	—	—	—	(116,730)	(116,730)
Balance – September 30, 2021	33,154	$8	$1,198,780	$615	$(510,783)	$688,620

Three Months Ended September 30, 2021:

			Additional Paid-In-Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2021	33,023	$8	$1,181,290	$(652)	$(466,254)	$714,392
Exercise of common stock options	29	—	474	—	—	474
Stock-based compensation	—	—	17,016	—	—	17,016
Settlement of restricted stock	90	—	—	—	—	—
Common stock purchase consideration for the acquisition of Dosh	12	—	—	—	—	—
Other comprehensive income	—	—	—	1,267	—	1,267
Net loss	—	—	—	—	(44,529)	(44,529)
Balance – September 30, 2021	33,154	$8	$1,198,780	$615	$(510,783)	$688,620

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2022
Operating activities
Net loss	$(116,730)	$(86,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	1,440	949
Depreciation and amortization	20,273	30,695
Amortization of financing costs charged to interest expense	701	1,192
Accretion of debt discount and non-cash interest expense	7,078	—
Amortization of right-of-use assets	3,770	4,230
Stock-based compensation expense	37,415	32,194
Goodwill impairment	—	83,149
Change in fair value of contingent consideration	7,741	(114,144)
Other non-cash expense, net	1,275	10,524
Deferred implementation costs	2,343	—
Income tax benefit	—	(1,446)
Change in operating assets and liabilities:
Accounts receivable	(757)	15,082
Prepaid expenses and other assets	(1,296)	(456)
Accounts payable	42	111
Other accrued expenses	(2,626)	(5,814)
Partner Share liability	(2,171)	(5,836)
Consumer Incentive liability	3,534	(4,248)
Net cash used in operating activities	(37,968)	(40,803)
Investing activities
Acquisition of property and equipment	(2,145)	(1,090)
Acquisition of patents	(68)	(73)
Capitalized software development costs	(6,937)	(9,170)
Business acquisitions, net of cash acquired	(494,131)	(2,274)
Net cash used in investing activities	(503,281)	(12,607)
Financing activities
Principal payments of debt	—	(24)
Proceeds from issuance of common stock	486,163	397
Deferred equity issuance costs	(190)	—
Repurchase of common stock	—	(40,000)
Debt issuance costs	(200)	(181)
Net cash received provided by (used in) financing activities	485,773	(39,808)
Effect of exchange rates on cash, cash equivalents and restricted cash	(393)	(1,756)
Net decrease in cash, cash equivalents and restricted cash	(55,869)	(94,974)
Cash, cash equivalents, and restricted cash — Beginning of period	293,349	233,562
Cash, cash equivalents, and restricted cash — End of period	$237,480	$138,588

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2022
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$237,372	$138,514
Restricted cash	108	74
Total cash, cash equivalents and restricted cash — End of period	$237,480	$138,588

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$2,308	$2,358
Common stock purchase consideration for the acquisition of Dosh	$117,354	$—
Common stock purchase consideration for acquisition of Entertainment	$—	$11,937
Amounts accrued for property and equipment and capitalized software development costs	$1,016	$—
Amounts accrued for purchase of Dosh	$462	$—

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
Stock Repurchases
On May 11, 2022, our Board of Directors authorized a stock repurchase program to repurchase up to $40.0 million of our common stock. From May 11, 2022 to June 30, 2022, we paid $40.0 million to repurchase 1,405,655 shares of our common stock at an average purchase price of $28.44 per share and immediately canceled the repurchased shares.
Restructuring and Reduction of Force
During the nine months ended September 30, 2022, we initiated a strategic reduction of our forces in our U.S., U.K., and India operations, including the planned closure of our Indian office. We also began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. As part of these initiatives, we recognized severance and medical benefit costs of $8.5 million. These charges are reflected on our condensed consolidated statement of operations as follows: $2.0 million in delivery costs, $1.9 million in sales and marketing expense, $1.5 million in research and development expense and $3.1 million in general and administrative expense. We recognize these costs when the extent of our actions are determined and the costs can be estimated. We plan to close our Indian office by the end of 2022. As of September 30, 2022, the remaining cost that have been incurred related to our restructuring and reduction of force but not yet paid are $5.2 million.
During the nine months ended September 30, 2021, we recognized $0.8 million in severance and medical benefits related to our integration efforts following our acquisitions. These charges are reflected on our condensed consolidated statement of operations within acquisition and integration costs. Additionally, during the nine months ended September 30, 2021, we recognized $0.7 million of severance and medical benefits charges related to internal restructuring. These charges are reflected on our condensed consolidated statement of operations as follows: $0.1 million in delivery costs, $0.3 million in sales and marketing expense, and $0.3 million in research and development expense. We recognize these costs when the extent of our actions are determined and the costs can be estimated.

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
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	December 31, 2021	September 30, 2022
Operating lease assets	Right-of-use assets under operating leases, net	$10,196	$9,276
Finance lease assets	Property and equipment, net	86	57
Total lease assets		10,282	9,333

Operating lease liabilities, current	Current operating lease liabilities	6,028	6,088
Operating lease liabilities, long-term	Long-term operating lease liabilities	6,801	5,135
Finance lease liabilities, current	Accrued expenses	36	37
Finance lease liabilities, long-term	Other long-term liabilities	50	21
Total lease liabilities		$12,915	$11,281

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
During the three and nine months ended September 30, 2021 we incurred $1.7 million and $22.9 million of costs in connection with our acquisitions, respectively. During the three and nine months ended September 30, 2022 we incurred $1.9 million and $4.3 million of benefit in connection with our acquisitions, respectively. The benefit was due to a reduction of the estimated brokerage fee related to our reduced estimate of contingent consideration related to our Bridg acquisition. These costs (benefits) are included in acquisition and integration costs (benefit) on our condensed consolidated statements of operations and primarily represent legal, accounting and broker fees. The results of Entertainment have been included in the consolidated financial statements since its date of acquisition. For the three and nine months ended September 30, 2022, Entertainment's combined revenue included in the consolidated statement of operations was approximately 3% of consolidated revenue, respectively. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
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

As a part of this acquisition, we have agreed to make a First Anniversary Payment equal to 20 times the annualized recurring revenue, ("ARR"), based on the month preceding the anniversary, less $12.5 million, and a Second Anniversary Payment equal to 15 times the ARR for customers as of the first anniversary based on the month preceding the second anniversary, less the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option. As of September 30, 2022, the expected brokerage fee of the First Anniversary Payment is $6.9 million and the fair value of the brokerage fee of the Second Anniversary Payment is $4.6 million, reflected in accrued expenses on our condensed consolidated balance sheet.
As of September 30, 2022, the First Anniversary Payment has not been made and an agreement regarding the amount of the First Anniversary Payment has not been reached. Per the terms of the Agreement and Plan of Merger, we delivered the First Earnout Statement within thirty days of the end of the First Earnout Period. We subsequently agreed to extend the Stockholder Representative's review period. During the third quarter, we received a Earnout Objection Notice from the Stockholder Representative that alleges a material understatement of the First Anniversary Payment amount. We are continuing the dispute-resolution process specific to the First Anniversary Payment outlined in the Agreement and Plan of Merger, which was filed with the Securities and Exchange Commission as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 3, 2021.
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

	Nine Months Ended September 30,
	2021	2022
	(in thousands)
Revenue	$191,992	$216,060
Net loss	$(130,998)	$(85,902)

4.     GOODWILL AND ACQUIRED INTANGIBLES
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows (in thousands):

	Cardlytics Platform	Bridg Platform	Consolidated
Balance as of December 31, 2021	$205,690	$536,826	$742,516
Goodwill additions due to acquisition of Entertainment	5,062	—	5,062
Measurement period adjustments	(61)	1,445	1,384
Goodwill impairments	—	(83,149)	(83,149)
Balance as of September 30, 2022	$210,691	$455,122	$665,813

Goodwill is tested annually for impairment, unless certain triggering events require an interim impairment analysis, including macroeconomic conditions, industry and market considerations, costs factors, overall financial performance, and other relevant entity-specific events and changes. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. Our reporting units consist of the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform. There is no goodwill recorded within the Cardlytics platform in the U.K., and it is not evaluated further as a result.

As a result of the sustained decline in our stock price, we determined that it was necessary to perform an interim impairment test for goodwill as of June 30, 2022. The Cardlytics platform in the U.S., which is a combination of legacy and acquired businesses has $210.7 million of goodwill and as of June 30, 2022, had a fair value that exceeded its carrying value by approximately 40%. As a result of our impairment test, we determined that the carrying value of the Bridg platform, which is comprised entirely of an acquired business, exceeded its fair value, and consequently, we recognized a goodwill impairment of $83.1 million, with $455.1 million of goodwill remaining. As a result, the Bridg platform reporting unit had a fair value that is equal to carrying value as of the June 30, 2022 valuation date.
We performed an evaluation as of September 30, 2022 to determine whether it was more likely than not that the fair values of our reporting units are less than their carrying values. As of September 30, 2022, we determined that it was not more likely than not that the fair values of our reporting units are less than their carrying values. However, due to the low amount of cushion at the most recent impairment test date of June 30, 2022, future changes in assumptions or market conditions could result in an impairment.
The most significant assumptions utilized in the determination of the estimated fair of the Bridg platform and the Cardlytics platform in the U.S. are the net revenues and earnings growth rates (including residual growth rates) and discount rate.
The residual growth rate represents the expected rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The residual growth rate utilized in our fair value estimates is consistent with the reporting unit operating plans, and approximates expected long term growth rates. The residual growth rate is dependent on overall market growth rates, the competitive environment, inflation, and business activities that impact customer conversion. As a result, the residual growth rate could be adversely impacted by a sustained deceleration in customer activity, an increased competitive environment or other macro-economic factors that impact the business decisions of the customers of the Bridg platform and the Cardlytics platform in the U.S.
The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets.
We performed certain restructuring and reduction in force actions as discussed in Note 1—Overview of Business and Basis of Presentation. Further, management is currently undergoing its annual strategic budgeting process for future years, the ultimate cashflows of which will impact our goodwill annual test as of our testing date of October 1, 2022. While management can and has implemented strategies to address these events, changes in operating plans or adverse changes in the future could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that would trigger future impairment charges of the reporting units' goodwill.
Acquired intangible assets subject to amortization as of September 30, 2022 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$3,500	$(1,651)	$1,849	1.7
Developed technology	91,700	(22,589)	69,111	4.5
Merchant relationships	40,300	(11,227)	29,073	3.4
Partner relationships	2,000	(450)	1,550	5.4
Card-linked subscriber user base	17,000	(5,355)	11,645	3.4
Total other intangible assets	$154,500	$(41,272)	$113,228
Amortization expense of acquired intangibles during the three and nine months ended September 30, 2022 was $7.2 million and $21.6 million, respectively.

Acquired intangible assets subject to amortization as of December 31, 2021 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$2,700	$(753)	$1,947	2.1
Developed technology	91,000	(11,026)	79,974	5.3
Merchant relationships	32,000	(4,900)	27,100	4.2
Partner relationships	2,000	(235)	1,765	6.2
Card-linked subscriber user base	17,000	(2,798)	14,202	4.2
Total other intangible assets	$144,700	$(19,712)	$124,988
As of September 30, 2022, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2022 (remainder of year)	$7,172
2023	28,695
2024	27,976
2025	27,336
2026	17,596
Thereafter	4,453
Total expected future amortization expense	$113,228
5.     REVENUE
The Cardlytics Platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $33.4 million and $37.7 million during the three months ended September 30, 2021 and 2022, respectively, and totaled $83.0 million and $100.3 million during the nine months ended September 30, 2021 and 2022, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
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

The following table summarizes revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Cost per Served Sale	$41,494	$43,436	$116,969	$128,568
Cost per Redemption	20,220	21,602	53,980	65,333
Other	361	2,247	1,119	6,637
Cardlytics platform revenue	$62,075	$67,285	$172,068	$200,538
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

The following table summarizes revenue from the Bridg platform (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Subscription revenue	$2,845	$5,421	$4,844	$15,471
Other revenue	64	—	155	30
Bridg platform revenue(1)	$2,909	$5,421	$4,999	$15,501
(1)Bridg was acquired May 5, 2021, Refer to Note 3 - Business Combinations for more information.

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	December 31, 2021	September 30, 2022
Contract assets, current	Accounts receivable and contract assets, net	$52	$44
Contract assets, long-term	Other long-term assets, net	26	9
Total contract assets		$78	$53

Contract liabilities, current	Deferred revenue	$1,627	$1,305
Contract liabilities, long-term	Long-term deferred revenue	173	58
Total contract liabilities		$1,800	$1,363
During the nine months ended September 30, 2022, we recognized $1.1 million of revenue related to amounts that were included in deferred revenue as of December 31, 2021.
The following information represents the total transaction price for the remaining performance obligations as of September 30, 2022 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2022, we had $23.3 million of remaining performance obligations, of which $16.3 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.

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
The Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of September 30, 2022, thus the Notes are not convertible at the option of the holders during the quarter ending December 31, 2022. The Notes may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We currently intend to settle the principal amount of the Notes with cash.
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
The net carrying amount of the liability component of the Notes was as follows (in thousands), giving effect to the adoption of ASU 2020-06 on January 1, 2022:

	December 31, 2021	September 30, 2022
Principal	$230,000	$230,000
Minus: Unamortized debt discount	(41,098)	—
Minus: Unamortized issuance costs	(4,504)	(4,321)
Net carrying amount of the liability component	$184,398	$225,679

Prior to the adoption of ASU 2020-06, the net carrying amount of the equity component of the Notes was as follows (in thousands):

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$53,096
Minus: Issuance costs	(1,680)
Net carrying amount of the equity component	$51,416

Interest expense recognized related to the Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Contractual interest expense (due in cash)	$575	$575	$1,725	$1,725
Amortization of debt discount	2,398	—	7,078	—
Amortization of debt issuance costs	222	365	644	1,095
Total interest expense related to the Notes	$3,195	$940	$9,447	$2,820
Effective interest rate	5.56%	1.64%	5.48%	1.64%
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
2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of adjusted contribution and a minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity.
In December 2020, we amended our 2018 Loan Facility to increase the capacity of our 2018 Line of Credit from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. Effective with the December 2020 amendment, we had a requirement to maintain a cash to funded senior debt ratio under the 2018 Line of Credit of 1.25:1.00.
We have made no borrowings or repayments on the 2018 Line of Credit during the nine months ended September 30, 2022. As of September 30, 2022, we had no outstanding borrowings on our 2018 Line of Credit and had $60.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $60.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate or 6.25% as of September 30, 2022. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $60.0 million revolving commitment. We believe that we are compliant with all financial covenants as of September 30, 2022.
7.     STOCK-BASED COMPENSATION
Our 2018 Equity Incentive Plan ("2018 Plan") became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Stock Plan ("2008 Plan"). Any awards granted under the 2008 Plan remain subject to the terms of our 2008 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2018 Plan. As of December 31, 2021, there were 2,033,227 shares of our common stock reserved for issuance under our 2018 Plan. The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year through 2028 by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 Plan increased by 1,676,682 shares on January 1, 2022.

On July 18, 2022, our Board adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. We granted 1,345,261 restricted stock units under the 2022 Inducement Plan as a material inducement to employment to our newly hired Chief Executive Officer on September 1, 2022.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Delivery costs	$552	$920	$1,382	$2,416
Sales and marketing expense	3,841	1,428	9,928	8,765
Research and development expense	3,170	1,968	7,132	9,419
General and administration expense	9,267	1,451	18,973	11,594
Total stock-based compensation expense	$16,830	$5,767	$37,415	$32,194
During the nine months ended September 30, 2021 and 2022, we capitalized $0.5 million and $1.0 million of stock-based compensation expense for software development, respectively. The decrease from year over year is primarily driven by the reversal of expense associated with the 2020 PSUs, which we believe are no longer likely to vest, and award forfeitures associated with our reduction of force.
Common Stock Options
Options to purchase shares of common stock generally vest over four years and expire 10 years following the date of grant. The following table summarizes changes in common stock options:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Options outstanding — December 31, 2021	406	$25.17
Exercised	(16)	23.77		$335
Forfeited	(9)	24.52
Options outstanding and exercisable — September 30, 2022	381	$25.25	3.88	$10
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at September 30, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $9.40 per share closing price of our common stock as reported on the Nasdaq Global Market on September 30, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.
As of September 30, 2022, all options were fully vested, and there is no unamortized stock-based compensation expense.
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

The following table summarizes changes in common stock options from the Bridg acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2021	18	$8.45
Exercised	(2)	8.61		86
Forfeited	(11)	8.37
Options outstanding — September 30, 2022	3	8.67	8.60	3
Exercisable — September 30, 2022	3	$8.72
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at September 30, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $9.40 per share closing price of our common stock as reported on the Nasdaq Global Market on September 30, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the nine months ended September 30, 2022 was $0.1 million. As of September 30, 2022, unamortized stock-based compensation expense related to unvested common stock options was less than $0.1 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.7 years.
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
The following table summarizes changes in common stock options from the Dosh acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2021	30	$3.06
Exercised	(5)	3.06		$229
Forfeited	(7)	3.06
Options outstanding — September 30, 2022	18	3.06	8.22	$112
Exercisable — September 30, 2022	8	$3.06
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at September 30, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $9.40 per share closing price of our common stock as reported on the Nasdaq Global Market on September 30, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the nine months ended September 30, 2022 was $0.7 million. As of September 30, 2022, unamortized stock-based compensation expense related to unvested common stock options was $1.0 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.6 years.

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2021	2,294	$60.58
Granted	4,260	31.81
Vested	(681)	53.13
Forfeited	(786)	67.52
Unvested — September 30, 2022	5,087	$36.41	3.03	$138,807
Shares expected to vest - September 30, 2022	4,490
During the nine months ended September 30, 2022, we granted 2,519,507 RSUs to employees and executives, which have vesting periods ranging from immediately vesting to four years. We also granted 1,345,261 RSUs to our newly hired Chief Executive Officer, which have a four year vesting period.
Subsequent to September 30, 2022, we granted 1,870,151 RSUs to employees and executives, which have vesting periods of two to four years. Unamortized stock-based compensation expense related to these RSUs totaled $17.2 million.
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
In April 2020, we granted 476,608 performance-based restricted stock units ("2020 PSUs"), of which 443,276 units have a performance-based vesting condition based on a minimum average revenue per user ("ARPU") target over a trailing 12-month period and 33,332 units have the same performance-based vesting conditions as the 2019 PSUs described above that were unmet at the time. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six months after achievement date and 25% of the award vests 12 months after the achievement date. During the three months ended September 30, 2022, we reassessed the likelihood of achieving the 2020 PSUs performance-based vesting condition and concluded the achievement is no longer probable. As a result of the change in estimate, we have recognized the cumulative expense associated with the 2020 PSUs from the grant date through June 30, 2022 as a benefit to stock-based compensation during the three months ended September 30, 2022.

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
In March 2022 and August 2022, we granted 269,202 and 25,248 performance-based restricted stock units ("2022 PSUs"), respectively, consisting of three tranches. The first two tranches each represent 25% of the grant, and each vest upon the achievement of certain milestones related to the installation of our Ad Server at our FI Partners. 50% of the third tranche vests upon the achievement of a certain number of advertisers purchasing both the Cardlytics and Bridg platforms at a target incremental billings amount over 2021, and the remaining 50% of the tranche vests six months after this target is achieved.
In July 2022, we granted 100,990 PSUs which vest on the achievement of specific revenue-based performance metrics ("2022 Bridg PSUs").
With the exception of the 2020 PSUs, we believe that the achievement of all of the above referenced performance-based vesting conditions are probable before the awards' respective expiration dates.
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
As of December 31, 2021, 711,255 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 335,336 shares on January 1, 2022. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the nine months ended September 30, 2022, we issued 55,144 shares under the 2018 ESPP.
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

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$182,470	$182,470
Long-term contingent consideration	—	—	49,825	49,825
Total liabilities	$—	$—	$232,295	$232,295

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$118,151	$118,151
Total liabilities	$—	$—	$118,151	$118,151
The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Beginning balance	$232,401	$164,277	$—	$232,295
Increase due to acquisition	—	—	230,921	—
Unrealized loss (gain) due to change in fair value	6,261	(46,126)	7,741	$(114,144)
Ending balance	$238,662	$118,151	$238,662	$118,151
We have determined the First Anniversary Payment to be $126.4 million. The fair value of the First Anniversary Payment is $62.9 million, which reflects the impact of a $63.5 million mark-to-market reduction in fair value of the 2,064,147 shares of our common stock that we expect to issue to satisfy 70% of the First Anniversary Payment to Bridg shareholders at an agreed-upon volume-weighted average price of $40.15 per share. These shares have been revalued based on the $9.40 per share closing price of our common stock as reported on the Nasdaq Global Market on September 30, 2022. As of September 30, 2022, the expected brokerage fee of the First Anniversary Payment is $6.9 million, reflected in accrued expenses on our condensed consolidated balance sheet. As of September 30, 2022, the First Anniversary Payment has not been settled. Refer to Note 3 - Business Combinations for further discussion.

We have estimated the Second Anniversary Payment to be $69.5 million, and the fair value of the Second Anniversary Payment is $55.2 million. In order to determine the fair value of the Second Anniversary Payment, equal to 15 times the ARR of the month preceding the second anniversary, less the First Anniversary ARR, we simulated forecasted revenue using a revenue volatility assumption from comparable market data. We then determined the appropriate discount rate for the assumed cash component and used a Monte Carlo simulation for the assumed stock component. The assumptions used in preparing this model includes estimates such as revenue volatility, revenue discount rate, weighted average cost of capital, and our common stock volatility. As of September 30, 2022, the expected brokerage fee of the Second Anniversary Payment is $5.2 million, and the discounted fair value of $4.6 million is reflected in accrued expenses on our condensed consolidated balance sheet.
The following table summarizes key assumptions used for estimating the fair value of the contingent consideration:

September 30, 2022
Revenue volatility	20.0%
Revenue discount rate	8.2%
Weighted average cost of capital	17.0%
Common stock volatility	94.0%
Portion to be paid in cash	30.0%

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
The following table summarizes changes in deferred implementation costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Beginning balance	$2,173	$—	$3,785	$—
Amortization	(731)	—	(2,343)	—
Ending balance	$1,442	$—	$1,442	$—
We have minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022. To the extent that this commitment is expected to exceed the amount of Partner Share otherwise payable to such FI partner in the absence of such commitment, we accrue any expected shortfall over the commitment period. We accrued for zero and $2.2 million of expected minimum Partner Share commitment shortfalls as of December 31, 2021 and September 30, 2022, respectively.
Other Commitments
In March 2022, we entered into a cloud hosting arrangement guaranteeing an aggregate spend of $7.2 million over the first twelve months of the arrangement.
Litigation
From time to time, we may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. We make assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. We record a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range. If no amount within the range is a better estimate than any other amount, we accrue the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, we disclose the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, we disclose the nature and estimate of the possible loss of the litigation. We do not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. We are currently in a dispute with the Bridg Stockholder Representative regarding the amount of the First Anniversary Payment. Refer to Note 3 - Business Combinations for further discussion. Other than this dispute, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

10.     EARNINGS PER SHARE
The computations of the numerators and denominators of diluted net (loss) income per share attributable to common stockholders are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Numerator:
Net (loss) income attributable to common stockholders, diluted	$(44,529)	$6,267	$(116,730)	$(86,985)

Denominator:
Weighted-average common shares outstanding, basic	33,101	32,950	31,802	33,455
Plus: dilutive effect of assumed conversion of restricted stock units	—	263	—	—
Plus: dilutive effect of assumed conversion of common stock options	—	6	—	—
Plus: dilutive effect of assumed issuance of common stock pursuant to the ESPP	—	50	—	—
Weighted-average common shares outstanding, diluted	33,101	33,269	31,802	33,455

Net (loss) income per share attributable to common stockholders, diluted	$(1.35)	$0.19	$(3.67)	$(2.60)
The following securities as of September 30, 2022 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Common stock options	484	396	484	402
Convertible Senior Notes	2,701	2,701	2,701	2,701
Unvested restricted stock units	2,548	4,824	2,548	5,087
Common stock issuable pursuant to the ESPP	19	104	19	154
11.     SEGMENTS
As of September 30, 2022, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.

The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Cardlytics platform
Adjusted contribution	$28,877	$29,886	$80,821	$88,709
Plus: Adjusted Partner Share and other third-party costs(1)	33,198	37,399	91,247	111,829
Revenue	$62,075	$67,285	$172,068	$200,538
Bridg platform
Adjusted contribution	$2,748	$5,257	$4,775	$14,334
Plus: Adjusted Partner Share and other third-party costs(1)	161	164	224	1,167
Revenue	$2,909	$5,421	$4,999	$15,501
Total
Adjusted contribution	$31,625	$35,143	$85,596	$103,043
Plus: Adjusted Partner Share and other third-party costs(1)	33,359	37,563	91,471	112,996
Revenue	$64,984	$72,706	$177,067	$216,039
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
The following table presents a reconciliation of (loss) income before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Adjusted contribution	$31,625	$35,143	$85,596	$103,043
Minus:
Deferred implementation costs(1)	731	—	2,343	—
Delivery costs	6,390	9,125	16,076	23,820
Sales and marketing expense	16,733	18,289	46,998	57,920
Research and development expense	11,141	13,762	26,293	39,634
General and administration expense	20,073	19,972	49,136	61,381
Acquisition and integration costs (benefit)	1,714	(1,867)	22,926	(4,269)
Change in fair value of contingent consideration	6,261	(46,126)	7,741	(114,144)
Goodwill impairment	—	—	—	83,149
Depreciation and amortization expense	8,375	10,468	20,273	30,695
Total other expense	4,736	5,253	10,540	13,288
(Loss) income before income taxes	$(44,529)	$6,267	$(116,730)	$(88,431)

(1)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.
The following tables provide geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue:
United States	$60,168	$67,949	$163,430	$198,781
United Kingdom	4,816	4,757	13,637	17,258
Total	$64,984	$72,706	$177,067	$216,039

	December 31, 2021	September 30, 2022
Property and equipment, net:
United States	$7,750	$5,116
United Kingdom	3,423	1,882
India	100	105
Total	$11,273	$7,103
Capital expenditures within the United Kingdom and India totaled $0.7 million and less than $0.2 million during the nine months ended September 30, 2021 and 2022, respectively.
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
Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During each of the nine months ended September 30, 2021 and 2022, our top five marketers accounted for 33% and 21% of our revenue, respectively, with one marketer accounting for over 10% during nine months ended September 30, 2021 . As of September 30, 2021 and 2022, our top five marketers accounted for 28% and 13% of our accounts receivable, respectively, with one marketer representing over 10% as of September 30, 2021.
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
During the nine months ended September 30, 2021, our top two FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 30%. During the nine months ended September 30, 2022, our top three FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with the top two FI partners each representing over 20% and third largest FI partner representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; anticipated benefits of our acquisitions of Dosh, Bridg and Entertainment; potential payments under the Merger Agreement with Bridg;anticipated Partner Share commitment shortfall penalty; and the uncertain negative impacts that COVID-19 may have on our business, financial condition, results of operations and changes in overall level of spending and volatility in the global economy. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $65.0 million and $72.7 million during the three months ended September 30, 2021 and 2022, respectively, representing an increase of 12%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and Partner Share, was $98.4 million and $110.4 million during the three months ended September 30, 2021 and 2022, respectively, representing an increase of 12%. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $24.5 million and $26.0 million during the three months ended September 30, 2021 and 2022, respectively, representing an increase of 6%. Adjusted contribution, a non-GAAP measure that represents our revenue less our adjusted Partner Share and other third-party costs, was $31.6 million and $35.1 million during the three months ended September 30, 2021 and 2022, respectively, representing an increase of 11%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
Billings(1)	$98,448	$110,392	$11,944	12%	$260,102	$316,361	$56,259	22%
Consumer Incentives	33,464	37,686	4,222	13	83,035	100,322	17,287	21
Revenue	64,984	72,706	7,722	12	177,067	216,039	38,972	22
Adjusted Partner Share and other third-party costs(1)	33,359	37,563	4,204	13	91,471	112,996	21,525	24
Adjusted contribution(1)	31,625	35,143	3,518	11	85,596	103,043	17,447	20
Delivery costs	6,390	9,125	2,735	43	16,076	23,820	7,744	48
Deferred implementation costs	731	—	(731)	(100)	2,343	—	(2,343)	(100)
Gross profit	$24,504	$26,018	$1,514	6%	$67,177	$79,223	$12,046	18%
Net (loss) income	$(44,529)	$6,267	$50,796	(114)%	$(116,730)	$(86,985)	$29,745	(25)%
Adjusted EBITDA(1)	$(5,169)	$(12,708)	$(7,539)	(146)%	$(14,779)	$(39,030)	$(24,251)	164%
(1)Billings, adjusted Partner Share and other third-party costs, adjusted contribution and adjusted EBITDA are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings, GAAP gross profit to adjusted contribution and GAAP net (loss) income to adjusted EBITDA.
During the nine months ended September 30, 2021 and 2022, we recognized a net loss of $116.7 million and net loss of $87.0 million, respectively. During the nine months ended September 30, 2021 and 2022 our net loss included stock-based compensation expense of $37.4 million and $32.2 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both our partners and marketers.
During the nine months ended September 30, 2021 we acquired Dosh, Bridg and Entertainment. We incurred $22.9 million of costs in connection with these acquisitions. During the nine months ended September 30, 2022, we received a benefit due to a reduction of the estimated contingent consideration and brokerage fee related to our Bridg acquisition partially offset by an impairment of goodwill. During this time we also initiated a strategic reduction of our forces in our U.S., U.K., and India operations, including the planned closure of our Indian office.
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
For the three months ended September 30, 2021 and 2022, our average monthly active users ("MAUs") were 170.6 million and 184.7 million, respectively, and our average revenue per user ("ARPU") for each period was $0.36 and $0.36, respectively. MAUs and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.

Partner Commitments
We have minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022. To the extent that this commitment is expected to exceed the amount of Partner Share otherwise payable to such FI partner in the absence of such commitment, we accrue any expected shortfall over the commitment period. We accrued for zero and $2.2 million of expected minimum Partner Share commitment shortfalls as of December 31, 2021 and September 30, 2022, respectively.
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
Restructuring and Reduction of Force
During the nine months ended September 30, 2022, we initiated a strategic reduction of our forces in our U.S., U.K., and India operations, including the planned closure of our Indian office. We also began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. As part of these initiatives, we recognized severance and medical benefit costs of $8.5 million. These charges are reflected on our condensed consolidated statement of operations as follows: $2.0 million in delivery costs, $1.9 million in sales and marketing expense, $1.5 million in research and development expense and $3.1 million in general and administrative expense. We recognize these costs when the extent of our actions are determined and the costs can be estimated. We plan to close our Indian office by the end of 2022. As of September 30, 2022, the remaining cost that have been incurred related to our restructuring and reduction of force but not yet paid are $5.2 million.
During the nine months ended September 30, 2021, we recognized $0.8 million in severance and medical benefits related to our integration efforts following our acquisitions. These charges are reflected on our condensed consolidated statement of operations within acquisition and integration costs. Additionally, during the nine months ended September 30, 2021, we recognized $0.7 million of severance and medical benefits charges related to internal restructuring. These charges are reflected on our condensed consolidated statement of operations as follows: $0.1 million in delivery costs, $0.3 million in sales and marketing expense, and $0.3 million in research and development expense. We recognize these costs when the extent of our actions are determined and the costs can be estimated.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
	(in thousands, except ARPU)
Cardlytics MAUs	170,599	184,669	167,469	181,185
Cardlytics ARPU	$0.36	$0.36	$1.03	$1.11
Bridg ARR	$12,734	$22,115	$12,734	$22,115
Billings	$98,448	$110,392	$260,102	$316,361
Adjusted contribution	$31,625	$35,143	$85,596	$103,043
Adjusted EBITDA	$(5,169)	$(12,708)	$(14,779)	$(39,030)
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
The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$62,075	$2,909	$64,984	$67,285	$5,421	$72,706
Plus:
Consumer Incentives	33,464	—	33,464	37,686	—	37,686
Billings	$95,539	$2,909	$98,448	$104,971	$5,421	$110,392

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$172,068	$4,999	$177,067	$200,538	$15,501	$216,039
Plus:
Consumer Incentives	83,035	—	83,035	100,322	—	100,322
Billings	$255,103	$4,999	$260,102	$300,860	$15,501	$316,361
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
The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$62,075	$2,909	$64,984	$67,285	$5,421	$72,706
Minus:
Partner Share and other third-party costs	33,929	161	34,090	37,399	164	37,563
Delivery costs(1)	4,777	1,613	6,390	7,623	1,502	9,125
Gross profit	23,369	1,135	24,504	22,263	3,755	26,018
Plus:
Delivery costs(1)	4,777	1,613	6,390	7,623	1,502	9,125
Deferred implementation costs(2)	731	—	731	—	—	—
Adjusted contribution	$28,877	$2,748	$31,625	$29,886	$5,257	$35,143
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.6 million and $0.9 million for the three months ended September 30, 2021 and 2022, respectively.

(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$33,929	$161	$34,090	$37,399	$164	$37,563
Minus:
Deferred implementation costs	731	—	731	—	—	—
Adjusted Partner Share and other third-party costs	$33,198	$161	$33,359	$37,399	$164	$37,563

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$172,068	$4,999	$177,067	$200,538	$15,501	$216,039
Minus:
Partner Share and other third-party costs	93,590	224	93,814	111,829	1,167	112,996
Delivery costs(1)	13,552	2,524	16,076	18,841	4,979	23,820
Gross profit	64,926	2,251	67,177	69,868	9,355	79,223
Plus:
Delivery costs(1)	13,552	2,524	16,076	18,841	4,979	23,820
Deferred implementation costs(2)	2,343	—	2,343	—	—	—
Adjusted contribution	$80,821	$4,775	$85,596	$88,709	$14,334	$103,043
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $1.4 million and $2.4 million for the nine months ended September 30, 2021 and 2022, respectively.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$93,590	$224	$93,814	$111,829	$1,167	$112,996
Minus:
Deferred implementation costs	2,343	—	2,343	—	—	—
Adjusted Partner Share and other third-party costs	$91,247	$224	$91,471	$111,829	$1,167	$112,996
Adjusted EBITDA
Adjusted EBITDA represents our (loss) income before income taxes; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency gain (loss); deferred implementation costs; restructuring and reduction of force, acquisition and integration costs (benefit), change in fair value of contingent consideration and goodwill impairment. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency (gain) loss, deferred implementation costs, depreciation and amortization expense and stock-based compensation expense. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net (loss) income in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.

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
The following table presents a reconciliation of adjusted EBITDA to net (loss) income, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net (loss) income	$(44,529)	$6,267	$(116,730)	$(86,985)
Plus:
Income tax benefit	—	—	—	(1,446)
Interest expense - net	3,193	580	9,316	2,406
Depreciation and amortization	8,375	10,468	20,273	30,695
Stock-based compensation expense	16,830	5,767	37,415	32,194
Foreign currency loss	1,543	4,673	1,224	10,882
Deferred implementation costs	731	—	2,343	—
Acquisition and integration costs (benefit)	1,714	(1,867)	22,926	(4,269)
Change in fair value of contingent consideration	6,261	(46,126)	7,741	(114,144)
Goodwill impairment	—	—	—	83,149
Restructuring and reduction of force	713	7,530	713	8,488
Adjusted EBITDA	$(5,169)	$(12,708)	$(14,779)	$(39,030)
The following table presents a reconciliation of adjusted EBITDA to Adjusted Contribution, the most directly comparable segment income measure (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2022
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Adjusted Contribution	$28,877	$2,748	$31,625	$29,886	$5,257	$35,143
Minus:
Delivery costs	4,777	1,613	6,390	7,623	1,502	9,125
Sales and marketing expense	15,469	1,264	16,733	16,529	1,760	18,289
Research and development expense	10,163	978	11,141	11,682	2,080	13,762
General and administration expense	19,039	1,034	20,073	19,558	414	19,972
Stock-based compensation expense	(15,627)	(1,203)	(16,830)	(5,302)	(465)	(5,767)
Restructuring and reduction of force	(713)	—	(713)	(7,530)	—	(7,530)
Adjusted EBITDA	$(4,231)	$(938)	$(5,169)	$(12,674)	$(34)	$(12,708)

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2022
	Cardlytics Platform	Bridg Platform		Consolidated		Cardlytics Platform		Bridg Platform		Consolidated
Adjusted Contribution	$80,821	$4,775		$85,596		$88,709		$14,334		$103,043
Minus:
Delivery costs	16,076	—		16,076		18,841		4,979		23,820
Sales and marketing expense	45,257	1,741		46,998		53,345		4,575		57,920
Research and development expense	26,135	158		26,293		34,577		5,057		39,634
General and administration expense	49,136	—		49,136		59,999		1,382		61,381
Stock-based compensation expense	(37,415)	—		(37,415)		(31,181)		(1,013)		(32,194)
Restructuring and Reduction of Force	(713)	—		(713)		(8,488)		—		(8,488)
Adjusted EBITDA	$(17,655)	$2,876	0	$(14,779)	0	$(38,384)	$—	$(646)	$—	$(39,030)
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$64,984	$72,706	$177,067	$216,039
Costs and expenses:
Partner Share and other third-party costs	34,090	37,563	93,814	112,996
Delivery costs	6,390	9,125	16,076	23,820
Sales and marketing expense	16,733	18,289	46,998	57,920
Research and development expense	11,141	13,762	26,293	39,634
General and administrative expense	20,073	19,972	49,136	61,381
Acquisition and integration costs (benefit)	1,714	(1,867)	22,926	(4,269)
Change in fair value of contingent consideration	6,261	(46,126)	7,741	(114,144)
Goodwill impairment	—	—	—	83,149
Depreciation and amortization expense	8,375	10,468	20,273	30,695
Total costs and expenses	104,777	61,186	283,257	291,182
Operating (loss) income	(39,793)	11,520	(106,190)	(75,143)
Other expense:
Interest expense, net	(3,193)	(580)	(9,316)	(2,406)
Foreign currency loss	(1,543)	(4,673)	(1,224)	(10,882)
Total other expense	(4,736)	(5,253)	(10,540)	(13,288)
(Loss) income before income taxes	(44,529)	6,267	(116,730)	(88,431)
Income tax benefit	—	—	—	1,446
Net (loss) income	$(44,529)	$6,267	$(116,730)	$(86,985)

Comparison of Three and Nine Months Ended September 30, 2021 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Billings	$98,448	$110,392	$11,944	12%	$260,102	$316,361	$56,259	22%
Consumer Incentives	33,464	37,686	4,222	13	83,035	100,322	17,287	21
Revenue	$64,984	$72,706	$7,722	12%	$177,067	$216,039	$38,972	22%
% of billings	66%	66%			68%	68%
The $7.7 million increase in revenue during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was comprised of a $11.9 million increase in billings, offset by a $4.2 million increase in Consumer Incentives. The billings increase was comprised of $9.2 million increase in sales to existing marketers and $2.7 million in sales to new marketers in 2022. Consumer Incentives grew at a higher rate than billings during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily as a result of changes in advertiser mix.

The $39.0 million increase in revenue during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was comprised of a $56.3 million increase in billings, offset by a $17.3 million increase in Consumer Incentives. The billings increase during the nine months ended September 30, 2022 was comprised of a $47.9 million increase in sales to existing marketers and a $8.4 million increase in sales to new marketers in 2022. Consumer Incentives grew at a lower rate than billings during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily as a result of changes in advertiser mix.
Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During each of the nine months ended September 30, 2021 and 2022, our top five marketers accounted for 33% and 21% of our revenue, respectively, with one marketer accounting for over 10% during nine months ended September 30, 2021 .
Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Partner Share and other third-party costs:
Adjusted Partner Share and other third-party costs	$33,359	$37,563	$4,204	13%	$91,471	$112,996	$21,525	24%
Deferred implementation costs	731	—	(731)	(100)%	2,343	—	(2,343)	(100)%
Total Partner Share and other third-party costs	$34,090	$37,563	$3,473	10%	$93,814	$112,996	$19,182	20%
% of revenue	52%	52%			53%	52%
Partner Share and other third-party costs increased by $3.5 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increased revenue from sales of the Cardlytics platform and increase of our Partner Share commitment shortfalls. Deferred implementation costs decreased by $0.7 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to the end of the useful lives of certain platform enhancements.

Partner Share and other third-party costs increased by $19.2 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to increased revenue from sales of the Cardlytics platform. Deferred implementation costs decreased by $2.3 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the end of the useful lives of certain platform enhancements.
Delivery Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Delivery costs excluding stock-based compensation expense and restructuring and reduction of force	$5,754	$7,151	$1,397	24%	$14,610	$20,183	$5,573	38%
Plus:
Stock-based compensation expense	552	920	368	67	1,382	2,416	1,034	75
Restructuring and reduction of force	84	1,054	970	n/a	84	1,221	1,137	n/a
Total delivery costs	$6,390	$9,125	$2,735	43%	$16,076	$23,820	$7,744	48%
% of revenue	10%	13%			9%	11%
Total delivery costs increased by $2.7 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Delivery costs excluding stock-based compensation and restructuring and reduction of force increased by $1.4 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a $1.3 million increase in costs associated with hosting the Cardlytics platform for certain partners and a $0.1 million increase in salaries due to merit raises.
Total delivery costs increased by $7.7 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Delivery costs excluding stock-based compensation and restructuring and reduction of force increased by $5.6 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to a $2.4 million increase in salaries due to merit raises, a $1.8 million increase in costs associated with hosting the Cardlytics platform for certain partners and a $1.4 million increase of costs from our acquired businesses.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Sales and marketing expense excluding stock-based compensation expense and restructuring and reduction of force	$12,525	$15,019	$2,494	20%	$36,703	$47,313	$10,610	29%
Plus:
Stock-based compensation expense	3,841	1,428	(2,413)	(63)	9,928	8,765	(1,163)	(12)
Restructuring and reduction of force	367	1,842	1,475	n/a	367	1,842	1,475	n/a
Total sales and marketing expense	$16,733	$18,289	$1,556	9%	$46,998	$57,920	$10,922	23%
% of revenue	26%	25%			27%	27%

Total sales and marketing expenses increased by $1.6 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Sales and marketing expense excluding stock-based compensation and restructuring and reduction of force increased by $2.5 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a $1.2 million increase due to costs associated with additional headcount and merit raises, a $0.7 million increase in marketing expense, a $0.3 million increase in travel expense and a $0.2 million increase in software licenses.
Total sales and marketing expenses increased by $10.9 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Sales and marketing expense excluding stock-based compensation and restructuring and reduction of force increased by $10.6 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to a $3.7 million increase due to costs associated with additional headcount and merit raises, a $2.0 million increase in marketing expenses, a $1.6 million increase of costs from our acquired businesses, a $1.2 million increase in software licenses, a $1.1 million increase in travel expense and a $1.0 million increase in professional fees.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Research and development expense excluding stock-based compensation expense and restructuring and reduction of force	$7,663	$10,257	$2,594	34%	$18,853	$28,678	$9,825	52%
Plus:
Stock-based compensation expense	3,170	1,968	(1,202)	(38)	7,132	9,419	2,287	32
Restructuring and reduction of force	308	1,537	1,229	n/a	308	1,537	1,229	n/a
Total research and development expense	$11,141	$13,762	$2,621	24%	$26,293	$39,634	$13,341	51%
% of revenue	17%	19%			15%	18%
Total research and development expense increased by $2.6 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Research and development expense excluding stock-based compensation and restructuring and reduction of force increased by $2.6 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a $2.3 million increase related to personnel costs associated with additional headcount and merit raises and a $0.3 million increase in software licenses.
Total research and development expense increased by $13.3 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Research and development expense excluding stock-based compensation and restructuring and reduction of force increased by $9.8 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a $7.7 million increase in personnel costs due to additional headcount and merit raises, a $1.3 million increase in software license, a $0.6 million increase in personnel training expense and a $0.2 million increase in travel expenses.

General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
General and administrative expense excluding stock-based compensation expense and restructuring and reduction of force	$10,806	$15,424	$4,618	43%	$30,163	$46,690	$16,527	55%
Plus:
Stock-based compensation expense	9,267	1,451	(7,816)	(84)	18,973	11,594	(7,379)	(39)
Restructuring and reduction of force	—	3,097	3,097	n/a	—	3,097	3,097	n/a
Total general and administrative expense	$20,073	$19,972	$(101)	(1)%	$49,136	$61,381	$12,245	25%
% of revenue	31%	27%			28%	28%
Total general and administrative expense decreased by $0.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. General and administrative expense excluding stock-based compensation and restructuring and reduction of force increased by $4.6 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a $2.6 million increase in professional fees, a $1.0 million increase in software licensing costs and a $1.0 million increase in personnel costs associated with additional headcount and merit raises.
Total general and administrative expense increased by $12.2 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. General and administrative expense excluding stock-based compensation and restructuring and reduction of force increased by $16.5 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a $6.1 million increase in personnel costs associated with additional headcount, a $5.7 million increase in professional fees, a $2.5 million increase in software licensing cost, $1.4 million increase in administrative fees, a $0.4 million increase related to events and a $0.4 million increase related to travel costs.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
Delivery costs	$552	$920	$368	67%	$1,382	$2,416	$1,034	75%
Sales and marketing expense	3,841	1,428	(2,413)	(63)	9,928	8,765	(1,163)	(12)
Research and development expense	3,170	1,968	(1,202)	(38)	7,132	9,419	2,287	32
General and administrative expense	9,267	1,451	(7,816)	(84)	18,973	11,594	(7,379)	(39)
Total stock-based compensation expense	$16,830	$5,767	$(11,063)	(66)%	$37,415	$32,194	$(5,221)	(14)%
% of revenue	32%	8%			18%	15%
Stock-based compensation expense decreased by $11.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily driven by the reversal of expense associated with the 2020 PSUs, which we believe are no longer likely to vest, and award forfeitures associated with our reduction of force.

Stock-based compensation expense decreased by $5.2 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily driven by the reversal of expense associated with the 2020 PSUs, which we believe are no longer likely to vest, and award forfeitures associated with our reduction of force.
Acquisition and integration costs (benefit)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Acquisition and integration costs (benefit)	$1,714	$(1,867)	$(3,581)	n/a	$22,926	$(4,269)	$(27,195)	n/a
% of revenue	3%	(3)%			—%	(2)%
During the three months ended September 30, 2021 we recognized $1.7 million of expense primarily due to the acquisitions of Dosh and Bridg. During the three months ended September 30, 2022 we recognized a $1.9 million benefit primarily due to a reduction in our estimated broker fee related to the contingent consideration for the Bridg acquisition.
During the nine months ended September 30, 2021 we recognized $22.9 million of expense primarily due to the acquisitions of Dosh and Bridg. During the nine months ended September 30, 2022 we recognized a $4.3 million benefit primarily due to a reduction in our estimated broker fee related to the contingent consideration for the Bridg acquisition, partially offset by $0.1 million of costs incurred by the acquisition of Entertainment. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for additional information regarding these acquisitions.
Change in fair value of contingent consideration

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$6,261	$(46,126)	$(52,387)	n/a	$7,741	$(114,144)	$(121,885)	n/a
% of revenue	—%	(63)%			—%	(2)%
During the three and nine months ended September 30, 2021, we recognized a $6.3 million loss and a $46.1 million gain, respectively, in the fair value of contingent consideration related to our acquisition of Bridg. During the three and nine months ended September 30, 2022 we recognized $7.7 million loss and $114.1 million gain, respectively, in the fair value of contingent consideration related to our acquisition of Bridg. Refer to Note 8—Fair Value Measurement to our condensed consolidated financial statements for additional information regarding the contingent consideration.
Goodwill impairment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Goodwill impairment	$—	$—	$—	n/a	$—	$83,149	83,149	n/a
% of revenue	—%	—%			—%	38%
During the nine months ended September 30, 2022, we recognized $83.1 million of Goodwill impairment related to the Bridg Platform reporting unit. Refer to Note 4 - Goodwill and Acquired Intangibles to our condensed consolidated financial statements for additional information regarding the Goodwill impairment.

Depreciation and Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Depreciation and amortization expense	$8,375	$10,468	$2,093	25%	$20,273	$30,695	$10,422	51%
% of revenue	13%	14%			11%	14%
Depreciation and amortization expense increased $2.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by the timing of the increase of amortization of intangible assets related to the Dosh, Bridg and Entertainment acquisitions.
Depreciation and amortization expense increased $10.4 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by the increase of amortization of intangible assets related to the Dosh, Bridg and Entertainment acquisitions.
Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Interest expense	$(3,245)	$(997)	$2,248	(69)%	$(9,562)	$(1,993)	$7,569	(79)%
Interest income	52	417	365	702%	246	(413)	(659)	(268)%
Interest expense	$(3,193)	$(580)	$2,613	(82)%	$(9,316)	$(2,406)	$6,910	(74)%
% of revenue	(5)%	(1)%			(5)%	(1)%
Interest expense decreased by $2.6 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by reduced amortization of debt discount reflected as interest expense related to the Notes upon the adoption of ASU 2020-06 on January 1, 2022.
Interest expense decreased by $6.9 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by reduced amortization of debt discount reflected as interest expense related to the Notes upon the adoption of ASU 2020-06 on January 1, 2022.
Foreign Currency Loss

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(dollars in thousands)
Foreign currency loss	$(1,543)	$(4,673)	$(3,130)	n/a	$(1,224)	$(10,882)	$(9,658)	n/a
% of revenue	(2)%	(6)%			(1)%	(1)%
Foreign currency loss increased by $3.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to a decrease in the value of the British pound relative to the U.S. dollar.
Foreign currency loss increased by $9.7 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a decrease in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2021	September 30, 2022
Cash and cash equivalents	$233,467	$138,514
Restricted cash	95	74
Working capital(1)	31,375	(5,783)
Accounts receivable and contract assets, net	111,085	97,168
Unused available borrowings	50,000	60,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in money market accounts and fully FDIC-insured demand deposit accounts. As of September 30, 2022, our demand deposit accounts earned up to a 0.40% annual rate of interest. As of September 30, 2022, $4.9 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through September 30, 2022, we have incurred accumulated net losses of $598.3 million since inception, including net income of $6.3 million and net loss of $87.0 million for the three and nine months ended September 30, 2022, respectively. Through September 30, 2022, we have received net proceeds of $222.7 million from the issuance of convertible senior notes, net proceeds of $196.2 million from the issuance of preferred stock and convertible promissory notes and net proceeds of $611.1 million from public equity offerings.
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
Material Cash Requirements
On May 5, 2021, we completed the acquisition of Bridg. As a part of this acquisition, we have agreed to make a First Anniversary Payment equal to 20 times the ARR based on the month preceding the anniversary, less $12.5 million, and a Second Anniversary Payment equal to 15 times the ARR for customers as of the first anniversary based on the month preceding the second anniversary, less the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option. We have determined the First Anniversary Payment to be $126.4 million and have estimated the Second Anniversary Payment to be $69.5 million, and we expect to pay brokerage fees on these Anniversary Payments of $6.9 million and $5.2 million, respectively. We expect our minimum cash requirements, inclusive of contractual cash broker fees and transaction bonuses, for the First Anniversary Payment and Second Anniversary Payment to be $43.5 million and $24.9 million, respectively. We are currently in a dispute with the Bridg Stockholder Representative regarding the amount of the First Anniversary Payment. Refer to Note 3 - Business Combinations for further discussion.
In March 2022, we entered into a cloud hosting arrangement guaranteeing an aggregate spend of $7.2 million over the first twelve months of the arrangement. Besides this arrangement, there were no material changes outside of the ordinary course of business in our material cash requirements for the three and nine months ended September 30, 2022 from the material cash requirements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K/A.

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
2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of adjusted contribution and a minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity.
In December 2020, we amended our 2018 Loan Facility to increase the capacity of our 2018 Line of Credit from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. Effective with the December 2020 amendment, we had a requirement to maintain a cash to funded senior debt ratio under the 2018 Line of Credit of 1.25:1.00.
We have made no borrowings or repayments on the 2018 Line of Credit during the nine months ended September 30, 2022. As of September 30, 2022, we had no outstanding borrowings on our 2018 Line of Credit and had $60.0 million of unused borrowings available. Under the terms of the 2018 Line of Credit, we are able to borrow up to the lesser of $60.0 million or 85% of the amount of our eligible accounts receivable. Interest on advances bears an interest rate equal to the prime rate or 6.25% as of September 30, 2022. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $60.0 million revolving commitment. We believe that we are compliant with all financial covenants as of September 30, 2022.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2022
Cash, cash equivalents and restricted cash — Beginning of period	$293,349	$233,562
Net cash used in operating activities	(37,968)	(40,803)
Net cash used in investing activities	(503,281)	(12,607)
Net cash provided by (used in) financing activities	485,773	(39,808)
Effect of exchange rates on cash, cash equivalents and restricted cash	(393)	(1,756)
Cash, cash equivalents and restricted cash — End of period	$237,480	$138,588
Operating Activities
Operating activities used $40.8 million of cash during the nine months ended September 30, 2022, which reflected our net loss of $87.0 million, which included $161.5 million of non-cash charges offset by a $114.1 million change in estimated contingent consideration, and a $1.2 million change in our net operating assets and liabilities. The non-cash charges primarily related to goodwill impairment, stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $5.8 million decrease in other accrued expenses, a $5.8 million decrease in Partner Share liability and a $4.2 million decrease in our Consumer Incentive liability, partially offset by a $15.1 million decrease in accounts receivable. These fluctuations are primarily driven by the quarterly seasonality of our business.
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
Investing Activities
Investing activities used $503.3 million and $12.6 million in cash during the nine months ended September 30, 2021 and 2022, respectively. Our investing cash flows during the nine months ended September 30, 2022 primarily consisted of funds used for the acquisition of Entertainment, purchases of technology hardware and the capitalization of costs to develop internal-use software. Our investing cash flows during nine months ended September 30, 2021 primarily consisted of funds used for the acquisitions of Dosh and Bridg, purchases of technology hardware and the capitalization of costs to develop internal-use software.
Financing Activities
Financing activities used $39.8 million in cash during the nine months ended September 30, 2022, consisting of $40.0 million used to repurchase shares of our common stock, partially offset by proceeds received in connection with the exercise of stock options.
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
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021, except as it relates to our adoption of ASU 2020-06. Refer to Note 2 - Significant Account Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of the impact of our adoption of ASU 2020-06.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate or 6.25%. As of September 30, 2022, the prime rate was 6.25% and a 10% increase in the current prime rate would, for example, result in a $0.3 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2021 and 2022, our operating expense would have increased by $0.7 million and $0.5 million, respectively. Our foreign currency risks related to expenses denominated in Indian rupees are insignificant.
Inflation Risk
Historically, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, over the last year there has been increased inflationary pressure, and we believe that inflationary pressure has the potential to negatively impact overall consumer spending and advertising budgets as a result of the impact on consumer spend. This could potentially impact our current business products and strategy. We will continue to monitor the impact of inflation in order to reduce its effects through pricing strategies, productivity improvements, and cost reductions. If advertising budgets were to become subject to significant inflationary pressures, we may not be able to fully offset the effects of lower demand through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of a Material Weakness
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to our review and oversight of the of our third-party valuation specialists, as further described in Item 9A of our Annual Report on Form 10-K and Form 10-K/A filed with the SEC on March 1, 2022 and May 2, 2022, respectively. In light of the material weakness, we performed the following remediation actions during the nine months ended September 30, 2022:
•Evaluated the design of the level of precision of the review of third-party valuation specialists
•Enhanced level of precision of the review of third-party valuation specialists

We consider our remediation efforts with respect to the material weakness to be complete as of September 30, 2022 because we believe the enhanced controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Aside from our remediation efforts as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed our acquisition of Dosh on March 5, 2021, our acquisition of Bridg on May 5, 2021, and our acquisition of Entertainment on January 7, 2022. As a result of the acquisitions, we have incorporated internal controls over significant processes specific to the acquisitions that we believe to be appropriate and necessary in consideration of the level of related integration. In accordance with our integration efforts, we have incorporated Dosh's and Bridg's operations and plan to incorporate Entertainment's operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently in a dispute with the Bridg Stockholder Representative regarding the amount of the First Anniversary Payment. Refer to Note 3 - Business Combinations for further discussion. Other than this dispute, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and solutions, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to continue to reduce or delay their marketing spending. There has also been an impact from the COVID-19 pandemic on spending by our marketers. We have also seen disruption in consumer spending in our data and it is impossible to predict the duration of the disruption. At this time, the potential impact on marketer spend and consumer spending from the COVID-19 pandemic is difficult to predict and, therefore, it is not possible to fully determine the impact on our future results. Historically, economic downturns have resulted in overall reductions in marketing spending. Alternatively, as the market recovers from the pandemic, marketing spend may be volatile and unpredictable as certain industries recover at different speeds. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
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
Our revenue increased 12% from $65.0 million during the three months ended September 30, 2021 to $72.7 million during three months ended September 30, 2022. Our billings increased 12% from $98.4 million during the three months ended September 30, 2021 to $110.4 million during three months ended September 30, 2022. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all. We expect revenue and billings growth rates will continue to be negatively impacted by the COVID-19 pandemic, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.

We are dependent upon the Cardlytics platform.
Substantially all of our revenue and billings during the three months ended September 30, 2021 and 2022 were derived from sales of advertising via the Cardlytics platform. We have historically derived substantially all of our revenue and billings from our Cardlytics platform. Our operating results could suffer due to:
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During the nine months ended September 30, 2021, our top two FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 30%. During the nine months ended September 30, 2022, our top three FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with the top two FI partners each representing over 20% and third largest FI partner representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During each of the nine months ended September 30, 2021 and 2022, our top five marketers accounted for 33% and 21% of our revenue, respectively, with one marketer accounting for over 10% during nine months ended September 30, 2021 . As of September 30, 2021 and 2022, our top five marketers accounted for 28% and 13% of our accounts receivable, respectively, with one marketer representing over 10% as of September 30, 2021.

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
We have minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022. To the extent that this commitment is expected to exceed the amount of Partner Share otherwise payable to such FI partner in the absence of such commitment, we accrue any expected shortfall over the commitment period. We accrued for zero and $2.2 million of expected minimum Partner Share commitment shortfalls as of December 31, 2021 and September 30, 2022, respectively.
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
If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the acquisition could be adversely affected or could reduce our future earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common
The amount we will have to pay in connection with the acquisition of Bridg has not been conclusively determined, and it may be materially larger than we expect.
As part of the acquisition of Bridg, we agreed to make two earnout payments: a First Anniversary Payment and a Second Anniversary Payment. In June 2022, we calculated the First Anniversary Payment and provided the calculation to the Stockholder Representative. The Stockholder Representative has objected to our calculation of the amount of the First Anniversary Payment. We are following the dispute resolution process specific to the First Anniversary Payment stated in the merger agreement. It is possible that the final amount of the First Anniversary Payment will be materially larger than we currently expect, and it is further possible that, as a result of this process, the Second Anniversary Payment will be materially larger than we currently expect, which could adversely affect our business, results of operations and financial conditions.
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
We have incurred annual net losses since inception and expect to incur net losses in the future. During the nine months ended September 30, 2021 and 2022, we incurred a net loss of $116.7 million and net income $88.4 million, respectively. As of September 30, 2022, we had an accumulated deficit of $598.3 million. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
As of September 30, 2022, we had 641 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, integrate acquired businesses and their employees, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
During the three months ended September 30, 2021 and 2022, we derived 8% and 8% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and a research and development and support office in Visakhapatnam, India and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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

As of the date of filing, we had seven issued patents relating to our software. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringes. We have registered, or are registering, the “Cardlytics,” “Dosh," "Bridg" and "Entertainment" names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $7.24 to an intraday high of $161.47 through October 28, 2022. Factors that may affect the market price of our common stock include:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
None.
Recent Issuances of Unregistered Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Transition Letter Agreement between Lynne M. Laube and Cardlytics, Inc.					X
10.2	Offer Letter Agreement between Karim Temsamani and Cardlytics, Inc.					X
10.3	Severance Agreement between Karim Temsamani and Cardlytics, Inc.					X
10.4	Severance Agreement between Nick Lynton and Cardlytics, Inc.					X
10.5	General Service Agreement dated as of July 7, 2022 by and between the Registrant and Bank of America, N.A.	10-Q	001-38386	10.2	August 2, 2022
10.6	Statement of Work Agreement dated as of July 7, 2022 by and between the Registrant and Bank of America, N.A.	10-Q	001-38386	10.3	August 2, 2022
10.7	2022 Inducement Plan	8-K	001-38386	10.1	July 20, 2022
10.8	Form of option grant notice and agreement under 2022 Inducement Plan	8-K	001-38386	10.2	July 20, 2022
10.9	Form of restricted stock unit grant notice and agreement under 2022 Inducement Plan	8-K	001-38386	10.2	July 20, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	November 1, 2022	By:	/s/ Karim Temsamani
Karim Temsamani
Chief Executive Officer (Principal Executive Officer)

Date:	November 1, 2022	By:	/s/ Andrew Christiansen
Andrew Christiansen
Chief Financial Officer (Principal Financial and Accounting Officer)