Form 10-K
period 2022-12-31
Cardlytics, Inc.
filed 2023-03-01
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $713.1 million based upon the closing sale price of our common stock on that date.
As of February 28, 2023, there were 33,605,769 shares outstanding of the registrant’s common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10–K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•potential acquisitions and integration of complementary businesses and the integrations of Bridg, Dosh and Entertainment;
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

RISK FACTORS SUMMARY
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length in the section below titled “Risk Factors.” These risks include, among others, the following:
Risks Related to our Business and Industry
•Unfavorable conditions, including inflationary pressures, in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.
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

PART I.
ITEM 1. BUSINESS
Overview
Our company's mission is to make commerce smarter and rewarding for everyone. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which include online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and also enable marketers to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners"), that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform predominantly are merchants ("merchant data partners") that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers, reach potential buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas.
Our purchase intelligence, coupled with our access to customers using our and our partners’ digital channels, enables us to help solve fundamental problems for marketers. Marketers increasingly have access to data on the purchase behavior of their customers in their own stores, websites and loyalty programs. However, they lack insight into their customers’ purchase behavior outside of their stores and websites, as well as the purchase behavior of individuals who are not yet their customers. The reality is, no matter how robust their own customer data, marketers only see a small portion of their customers’ overall spending patterns. As a result, it is difficult for businesses to focus their marketing investments on the most valuable customers. With the Cardlytics platform, we enable marketers to reach potential customers across our network of FI partners through their digital banking accounts and present them relevant offers to save money when they are thinking about their finances. With the Bridg platform, we enable marketers to leverage their own POS data and reach their customers across a wide variety of digital advertising channels that they would not otherwise be able to identify and reach. Marketers are also challenged to measure the performance of their marketing. This issue is particularly acute with respect to measuring the impact of marketing on in-store sales, where the vast majority of consumer spending occurs. We believe our platforms transform purchase data into purchase intelligence, creating a disruptive opportunity to comprehensively address these challenges by enabling marketers to precisely measure how marketing drives both in-store and online sales through “closed loop-measurement.”
Solutions
The Cardlytics Platform
Through the Cardlytics platform, marketers can deliver advertising content to customers that allows them to earn rewards, which are funded with a portion of the fees we collect from marketers. Additionally, the Cardlytics platform benefits customers and enhances their overall experience by showing them relevant advertisements tailored to their spending patterns and specific interests. We maintain similar platforms in both the United States ("U.S.") and United Kingdom ("U.K.").
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
The Cardlytics platform helps solve fundamental problems for our FI partners. Leveraging our powerful predictive analytics, we create compelling rewards that have the potential to drive deeper and more sustained use of the FI's digital channels, which we believe reduces customer attrition and increases use of the FIs’ credit and debit cards. Today, our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association (“Wells Fargo”), as well as many other national and regional financial institutions, financial technology companies and virtual-only banks. We also partner with several of the largest bank processors and digital banking providers to help us reach customers of small and mid-sized FIs.

The Bridg Platform
The Bridg platform is a customer data platform, that utilizes POS data from our merchant data partners, including product-level purchase data to enable marketers to perform analytics and targeted loyalty marketing in a privacy protected manner. Bridg also enables marketers to measure the impact of their marketing. The Bridg platform's unique ability to identify, understand, and engage previously unreachable in-store customers is made possible through industry leading identity resolution, proprietary census of identity and characteristics, and unique strategic data partnerships.
Purchase Intelligence
Purchase Data from our FI Partners
Purchase data from our FI partners provides a secure view into where and when consumers are spending their money. The Cardlytics platform aggregates and analyzes purchase data without any personally identifiable information ("PII") leaving the FI or otherwise being made available to us. The data from the FI is anonymized so that it cannot be associated with any one individual. In the U.S., the Cardlytics platform ingests approximately one in every two debit and credit card transactions. This data allows us to serve relevant advertisements to our FI partners’ customers through our native bank advertising channel. We also leverage the power of purchase intelligence to provide marketers utilizing the Cardlytics platform with valuable insights into the preferences of their actual or potential customers wherever they shop.
Point-of-Sale Data from our Merchant Data Partners
Using POS data from our merchant data partners and our proprietary bureau of offline identity information, the Bridg platform associates customer purchases with developed identifiers. We then build privacy-protective profiles that include product-level purchase history and hundreds of customer attributes to enable marketing and analytics.
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
Since we are able to measure the impact marketing campaigns have on in-store and online sales, marketers can use our purchase intelligence to optimize their advertising efforts and increase their investment in the Cardlytics and Bridg platforms to enhance future campaigns. Given our granular view into consumer spending across all categories, we can also help marketers identify share shift against their competition and learn more about where else their customers spend their money.
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
Privacy and Security
Cardlytics Platform
We have architected privacy and security into our systems and practices. A critical part of our strategy involves a design focused on gathering data without collecting, maintaining or using sensitive information, such as social security numbers, credit card numbers, financial account information or medical records. Our platforms are currently designed so that we do not receive or have access to any PII from our FI partners. We only target marketing against anonymized data and/or data that has undergone processing such that it is only linked to pseudonymous identifiers. This approach to privacy is intended to protect consumers. Our privacy and security standards have also been designed and implemented to meet the requirements of, and safeguard the reputations of, our partners and marketers, many of which are large, multinational corporations. These customers frequently audit our practices and engage in detailed assessments of our infrastructure.

Our Ad Server and Ads Manager form the core of the Cardlytics platform. The Ad Server is responsible for targeting and presenting offers, which are developed and designed within the Ads Manager. Each FI partner's Ad Server is either hosted at the FI partner’s data center behind the FI partner’s firewall or hosted by us on behalf of the FI partner. The Ad Server interfaces with our FI partners' systems to receive anonymized purchase data, assign a unique consumer ID to each FI partners' customer, which we call a Cardlytics ID, and aggregate this purchase data. The Cardlytics ID is then used to assign offers, measure redemptions, and in limited cases, validate certain online purchases via anonymously linking to a consumer’s digital media presence. The Ad Server also receives engagement data, such as impressions and activations related to each Cardlytics ID.
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
Bridg Platform
The Bridg platform was designed to comply with privacy laws and regulations throughout the U.S. The Bridg platform also has built-in privacy protections to ensure that data provided by clients is never sold or shared without their consent, and personal information relating to newly identified consumers is never shared with the clients. Further, as we seek to deploy the Bridg platform outside the U.S., we will utilize appropriate practices to ensure compliance with General Data Protection Regulation (“GDPR”) and other like data protection regimes.
Competitive Strengths
We have the ability to reach and influence real buyers at scale and measure the true impact of our campaigns on in-store and online sales. We believe that the following strengths provide us with competitive advantages:
•Significant Scale with FI Partners and Deeply Embedded Solution. We are generally the exclusive provider of native bank channel digital advertising to our FI partners as their digital channels are typically not conducive to supporting marketing content from multiple vendors. Our ability to connect and support multiple banks as a single vendor provides network scale that would otherwise be impossible for a single bank to achieve. Further, advertising within FIs' digital channels requires deep technological integrations, which we believe increases the cost of switching or supporting multiple vendors and therefore increases partner loyalty to us.
•Valuable Touchpoints with Customers of our FI Partners. The Cardlytics platform enables marketers to reach consumers in a secure, brand-safe, and digitally engaging environment, when they are thinking about their finances. We have access to consumers through both online and mobile channels and are increasingly reaching them through various other channels, including emails and real-time notifications.
•Massive Reach Informed by Purchase Intelligence. During 2022, the Cardlytics platform analyzed approximately $4.1 trillion in purchases across all categories, and geographies, both online and in-store. We have access to purchase data on the Cardlytics platform in the form of credit, debit, ACH and bill pay transactions. We provide marketers with the opportunity to leverage this unique data set to precisely reach millions of consumers. The Bridg platform gives marketers the ability to leverage insight of their own POS transactional purchase data to better understand their customers, inform their marketing strategies and measure the impact of their marketing.

•Significant Scale with Marketers due to consumer insights and Compelling Return on Advertising Spend. We provide compelling return on advertising spend due to our ability to influence likely buyers through our insights into consumer purchase data. This allows us to serve marketers at scale across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. By serving these marketers at scale, we have developed deep insight into consumer behavior, which has allowed us to optimize how we reach and influence likely buyers.
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
•Ability to Improve Marketing. Consumers spend a vast majority of their money in physical stores, and marketers have long sought efficient and effective ways to understand online-to-offline attribution. Likewise, although marketers may have access to data on the purchase behavior of their customers in their stores and on their websites, they lack visibility about these customers’ overall spending patterns and the purchasing behavior of other likely buyers. Through the Cardlytics and Bridg platforms, we reach and influence real buyers at scale and measure the true, incremental impact marketing campaigns have on in-store and online sales. Our targeting capabilities allow marketers to tailor their campaigns to align with their marketing strategies.
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
•Loyalty Tactics Beyond Loyalty Programs. The Bridg platform easily ingests POS data, allowing marketers to identify and reach previously unreachable customers. This allows marketers to utilize loyalty tactics across all of their customers and enjoy the same rich insights, targeted marketing capabilities, and closed loop measurement as digital brands.
•World-Class Management Team with Unique Combination of Backgrounds and Experiences. Our team’s extensive experience across banking, technology and marketing is invaluable in our ability to forge relationships with FI partners and market and understand the technical complexities inherent in building platforms that are transforming and disrupting the marketing industry.
Growth Strategies
The principal components of our strategy include the following:
•Grow our Business with Marketers. While we already work with many large marketers, our platforms currently capture only a small portion of their overall marketing spend. We intend to continue expanding our sales and marketing efforts to grow our share of advertising budgets from existing marketers and attract new brands, merchants and service providers both directly and through advertising agencies. We also intend to grow our business with new marketers in newer industry verticals such as travel and entertainment, direct to consumer, and grocery and gas. We also intend to continue growing the footprint of the Bridg platform through both new and existing merchant data partners.
•Continue to Innovate and Evolve our Platform. As we continue to grow our data assets and enhance our Cardlytics platform, we are also developing new solutions, greater automation and increasingly sophisticated analytical capabilities. Our innovation is also focused on evolving our offer formats and expanding the types of offers within the Cardlytics platform, including product-level offers sourced from Bridg’s merchant data partners that can be distributed and managed within the Cardlytics platform. As we have in the past, we plan to continue to work in close collaboration with our partners to develop new purchase intelligence-based analytic solutions to enable marketers to make more informed business decisions.

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
•Drive Growth through Existing FI Partners. We intend to increase customer adoption by improving the effectiveness of our FI partners’ digital channels. We continually work with our FI partners to improve their customers’ user experience, increase customer awareness and leverage additional customer outreach channels like email and alerts. We believe this organic increase in our monthly active users will drive growth.
•Expand the Network of Partners. We will continue to focus on growing our network of partners by integrating directly with FI partners, non-bank partners, merchant data partners and by opportunistically reselling our solution through financial processors and payment networks. Each new partner increases the size of our data asset, increasing the value of the Cardlytics and Bridg platforms to both marketers and our existing partners, which we believe will drive growth.
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
Partners
We define a partner as a separate contracting entity from which we access data to empower our platforms either directly or through a third-party intermediary, such as a bank processor, digital banking provider or payment network operator. The partners for the Cardlytics platform are predominantly FI partners that provide us with access to their anonymized purchase data and digital banking customers. We generally pay our partners on the Cardlytics platform a Partner Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the partners’ customers and certain third-party data. FI partners that become part of our network through bank processors and digital banking providers may terminate their relationships with these bank processors and digital banking providers and thereby indirectly terminate their relationships with us. Our agreements with our FI partners generally include an automatic renewal feature. The partners for the Bridg platform are merchant data partners that provide us with access to their POS data, including product-level purchase data.
Agreements with Bank of America
Our relationship with Bank of America is governed by a General Services Agreement ("GSA") pursuant to which we provide Bank of America with access to the Cardlytics platform and certain other related services, and a related Statement of Work, which grants Bank of America the right to use the software underlying the Cardlytics platform. The GSA and Statement of Work extends through July 31, 2025, and Bank of America may terminate the GSA and Statement of Work at any time upon 90 days’ written notice.
Pursuant to the GSA with Bank of America, we provide the Cardlytics platform to Bank of America customers which includes forming relationships with participating marketers; obtaining and publishing marketer offers to customers after screening both the marketer and specific advertising content; and monitoring redemption rates with respect to Consumer Incentives offered in Cardlytics campaigns. Although we are primarily responsible for securing marketers to advertise on the Cardlytics platform, Bank of America may likewise secure marketers and share a portion of billings with us. Bank of America has the right to approve all marketer offers to be presented to Bank of America customers on the Cardlytics platform. Bank of America may terminate the Master Agreement at any time upon 90 days’ written notice. The GSA will automatically renew for 12-month periods thereafter, unless terminated earlier in accordance with the terms of the GSA.
Under the GSA, we share the revenue that we generate from the sale of advertising within the Bank of America channel with Bank of America, subject to certain exceptions. The amounts that we pay to Bank of America in excess of Consumer Incentives are reflected as Partner Share. The specific Partner Share percentage that we pay is based on whether we or Bank of America have secured the relevant marketer account and other marketer- and transaction-specific factors, provided that we are entitled to retain a minimum percentage of the monthly revenue subject to the GSA.

Agreements with Chase
In May 2018, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the “Master Agreement”) with Chase, pursuant to which we provide Chase with access to the Cardlytics platform. Under the Master Agreement, we provide Chase with access to the Cardlytics platform through November 2025. Chase may terminate the Master Agreement at any time upon 90 days’ written notice. The Master Agreement will automatically renew for 12-month periods thereafter, unless terminated earlier in accordance with the terms of the Master Agreement.
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
Sales and Marketing
Our sales teams are focused on growing our share of advertising budgets from existing marketers and attracting new brands, merchants and service providers both directly and through advertising agencies. Our marketing efforts are focused on increasing brand awareness for Cardlytics and Bridg through partnerships, public relations, industry events and publications. Our partner-focused account management team is focused on deepening relationships with existing partners and expanding our network.
We have dedicated sales teams responsible for establishing relationships with marketers and their agencies. Our sales teams are organized by industry, which include retail, restaurant, travel and entertainment, direct-to-consumer, grocery and gas. Each industry team is led by an experienced sales manager and staffed with sales, sales support and service specialists who have deep domain knowledge and industry operating experience. We also have account managers that manage our customer relationships within each industry.
We also have a dedicated partner sales team focused on expanding our network by both nurturing our existing relationships and cultivating new relationships with FI partners. Our partner sales team helps drive adoption of our solution offerings and partners with FIs to develop curated content and enhancements to the user experience for FI partners’ customers to drive increased engagement with the Cardlytics Platform.
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
As of December 31, 2022, we had eight issued patents relating to our software. We cannot assure you that our patents will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Our patents may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringements.
We have registered, or are registering, the "Cardlytics," "Dosh," "Bridg" and "Entertainment" names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.
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
Seasonality
Our cash flows from operations vary from quarter to quarter, largely due to the seasonal nature of our marketers’ advertising spending. Many marketers tend to devote a significant portion of their marketing budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and reduce their marketing budgets in the first quarter of the calendar year.

Employees
As of December 31, 2022, we had 501 full-time employees, including 63 in delivery, 200 in sales and marketing, 148 in research and development and 90 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
Human Capital Resources and Management
Our company's mission is to make commerce smarter and rewarding for everyone, and we know this starts with investing in each of our employees. Headquartered in Atlanta, GA with additional offices in New York, NY; Palo Alto, CA; Los Angeles, CA; Austin, TX, Detroit, MI; Champaign, IL and London, U.K, our employees are a big part of what drives our exceptional desire to win and help our advertisers and partners win.
Diversity, Equity, and Inclusion (“DEI”) is integrated in everything we do. This mindset starts at the top, a significant part of our company goal of creating a “Great place where great people want to be.” DEI is embedded in each aspect of the talent lifecycle: attraction, recruitment, onboarding, development and retention. We build external relationships to ensure our talent pipelines are filled with candidates of diverse backgrounds. At the foundation of our DEI focus is our employee-led Special Interest Groups (“SIGs”). These groups facilitate learning and development, holistic wellness, professional connections, philanthropy, and raising awareness internally and externally for meaningful causes. Each group is sponsored by senior leaders in the organization. Cardlytics Connect, our newest SIG, focuses on our Black and Hispanic employees across the globe. As of December 31, 2022, approximately 42% of our global workforce is made up of women and 42% people of color.
A key component to our sustainability and success is talent development and learning. We are intentional in our efforts to provide all employees opportunities to grow. Additionally, we have introduced initiatives to give all employees access to learning content providers as well as experiencing success with programs for Educational Assistance and student loan reimbursement. Cardlytics University is a resource for both new hires as well as longer-tenured employees, and we have specialized curricula for emerging leaders, managers and mentors.
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
As a purpose-driven company, we are focused on creating undeniable impact for partners while delivering real value to people, and our values reflect what drives our success. Our people and culture are our most valuable assets and greatest differentiators. We take initiative, are hungry to win, value transparency, and make it a priority to create a place where people want to be.
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
General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. For example, inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and solutions, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to continue to reduce or delay their marketing spending. Historically, economic downturns have resulted in overall reductions in marketing spending. Alternatively, as the market recovers from the pandemic, marketing spend may be volatile and unpredictable as certain industries recover at different speeds. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
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
•costs related to acquisitions of other businesses or technologies; and
•our ability to maintain and grow our business in light of the global COVID-19 pandemic and precautions taken to reduce the risk of this virus.
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
Our revenue increased 43% from $186.9 million in 2020 to $267.1 million in 2021, and our revenue increased 12% from $267.1 million in 2021 to $298.5 million in 2022. Our billings increased 50% from $263.4 million in 2020 to $394.1 million in 2021, and our billings increased 12% from $394.1 million in 2021 to $442.5 million in 2022. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during 2021 and 2022 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During 2020 and 2021, our top two FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 25%. No other partner accounted for over 10% of Partner Share during these periods. During 2022, our top three FI partners combined to account for over 80% of the total Partner Share we paid to all partners, with the top two FI partners each representing over 20% and third largest FI partner representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
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
Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services could become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. In the event that our protection efforts are unsuccessful, and our systems are compromised such that a third-party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. In addition, a vast majority of our employees work remotely, which may make us more vulnerable to cyberattacks. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources to protect against or in response to a security incident, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, dealing with regulatory scrutiny, and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, an actual or suspected breach of the security of our systems or data could materially harm our business, financial condition and operating results.
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

If the use of our solutions increases, or if marketers or partners demand more advanced features from our solutions, we will need to devote additional resources to improving our solutions, and we also may need to expand our technical infrastructure at a more rapid pace than we have in the past. This may involve purchasing equipment, additional data storage and maintenance solutions, upgrading our technology and infrastructure and introducing new or enhanced solutions. It may take a significant amount of time to plan, develop and test changes to our infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. There are inherent risks associated with changing, upgrading, improving and expanding our technical infrastructure. Any failure of our solutions to operate effectively with future infrastructure and technologies could reduce the demand for our solutions, resulting in marketer or partner dissatisfaction and harm to our business. Also, any expansion of our infrastructure would likely require that we appropriately scale our internal business systems and services organization, including without limitation implementation and support services, to serve our growing marketer base. If we are unable to respond to these changes or fully and effectively implement them in a cost-effective and timely manner, our solutions may become ineffective, we may lose marketers and/or partners, and our business, financial condition and operating results may be negatively impacted.
If we fail to generate sufficient revenue to offset our contractual commitments to FIs, our business, results of operations and financial conditions could be harmed.
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022. To the extent that this commitment is expected to exceed the amount of Partner Share otherwise payable to such FI partner in the absence of such commitment, we accrue any expected shortfall over the commitment period. We accrued for zero and $3.2 million of expected minimum Partner Share commitment shortfalls as of December 31, 2021 and 2022, respectively.
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
As part of the acquisition of Bridg, we agreed to make two earnout payments: a First Anniversary Payment and a Second Anniversary Payment. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option. Depending on the total amount we have to pay for the earnout payments and the price of our stock during the relevant time periods, we may be required to pay more than 30% of one or both earnout payments in cash even if we did not want to do so, due to a provision in the merger agreement that does not allow us to issue more than 19.9% of our common stock in connection with the transactions contemplated by the merger agreement.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During 2020, 2021 and 2022, our top five marketers accounted for 35%, 29% and 17% of our revenue, respectively, with one marketer accounting for over 10% during 2020 and 2021. While no marketer accounted for over 10% of our revenue during 2022, we may have one or more marketer account for over 10% of our revenue in future periods. As of December 31, 2021 and 2022, our top five marketers accounted for 19% and 18% of our accounts receivable, respectively, with no individual marketer representing over 10% as of the end of each period, respectively.
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
COVID-19, including variants of COVID-19, has resulted, at times, in the implementation or reimplementation of significant governmental measures, including lockdowns, closures, quarantines, occupancy limits and travel bans intended to control the spread of the virus. In response to the pandemic, our employees began working remotely in March 2020 and many are still primarily or exclusively working from home. In addition, many of our marketers and prospective marketers, as well as our partners, are working remotely. We have had to expend, and may be required to continue to expend, significant time, attention, and resources to respond to the COVID-19 pandemic and the associated global economic uncertainty, including to develop and implement internal policies and procedures and track changes in laws and government guidelines and restrictions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships.

To the extent that future COVID restrictions are reinstated or additional prevention and mitigation measures are implemented, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 or any of its variants, there potentially could be an adverse impact on global economic conditions, which could materially and adversely impact our operations and the operations of our marketers, partners, suppliers and others with whom we work. While, at this time, we are working to manage and mitigate potential disruptions from the virus or any of its variants on our employees and operations, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may materially and adversely impact our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic, including with respect to variants of COVID-19, will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business.
The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration, spread and intensity of future variants of the virus, the virus’ impact on capital and financial markets, the timing of an economic recovery and any new information that may emerge concerning the severity of the virus, among others. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. If, however, the pandemic continues to persist as a severe worldwide health crisis, it may harm our business, and also may have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
•manage increased operating expenses as we continue to invest in our infrastructure to scale our business; and
•attract, hire, train, integrate and retain qualified and motivated employees.

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
We have incurred net losses since inception and expect to incur net losses in the future. We incurred net losses of $55.4 million, $128.6 million and $465.3 million in 2020, 2021 and 2022, respectively. As of December 31, 2022, we had an accumulated deficit of $976.6 million. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. We also expect our general and administrative expense to increase as a result of our growth. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
Our business is heavily dependent upon highly complex data processing capabilities. We currently contract with Amazon Web Services for our cloud-hosting solutions. We have begun to migrate and will continue to migrate our data storage capabilities to Amazon Web Services’ cloud-hosting solution. If we do not complete the migration, are not successful in completing a seamless migration, or fail to administer the cloud-hosting solution in a well-managed, secure and effective manner, we may experience unplanned service disruptions or unforeseen costs. If for any reason our arrangements with our third-party data centers or other data-hosting solutions are terminated, or if we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer that portion of our operations to new data center facilities or other data-hosting solutions, and we may incur significant costs and possible service interruption in connection with doing so. Further, protection of our third-party data centers or other data-hosting solutions against damage or interruption from cyber-attacks, fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is important to our continued success. Any damage to, or failure of, the systems of the data centers or other data-hosting solutions that we utilize, or of our own equipment located within such data centers, could result in interruptions to the availability or functionality of our solutions. In addition, the failure of the data centers or other data-hosting solutions that we utilize to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. Any damage to the data centers or other data-hosting solutions that we utilize, or to our own equipment located within such data centers, that causes loss of capacity or otherwise causes interruptions in our operations could materially adversely affect our ability to quickly and effectively respond to our marketers’ or partners’ requirements, which could result in loss of their confidence, adversely impact our ability to attract new marketers and/or partners and force us to expend significant resources. The occurrence of any such events could adversely affect our business, financial condition and operating results.
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
As of December 31, 2022, we had 501 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, integrate acquired businesses and their employees, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.

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
During each of 2020, 2021 and 2022, we derived 8% of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
•reduction in billings, foreign currency exchange rates, and trade with the United Kingdom;
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
•reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; and
•compliance with the laws of foreign taxing jurisdictions and overlap of different tax regimes.
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
Due to our international operations, we may be exposed to the effects of fluctuations in currency exchange rates, including inflationary pressure. We generate revenue and incur expenses for employee compensation and other operating expenses at our U.K. office in the local currency. Fluctuations in the exchange rates between the U.S. dollar, British pound and Canadian dollar could result in the dollar equivalent of such revenue and expenses being lower, which could have a negative net impact on our reported operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be limited.
Our net operating loss ("NOL"), carryforwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2022, we had U.S. federal and state NOLs of $626.5 million and $255.6 million, respectively. Our federal NOLs generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law.
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have experienced “ownership changes” under Code Section 382 in the past, and future changes in ownership of our stock, including by reason of future offerings, as well as other changes that may be outside of our control, could result in future ownership changes under Code Section 382. If we are or become subject to limitations on our use of federal NOL carryforwards under IRC Section 382, our federal NOL carryforwards could expire unutilized or underutilized, even if we earn taxable income against which our federal NOL carryforwards could otherwise be offset. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Changes in tax laws or regulations could materially adversely affect our company.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For instance, the United States recently passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. The impact of such changes or future legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.
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
•impairment of goodwill and other long-term assets;
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
During the year ended December 31, 2022 we recognized a goodwill and intangible impairment of $453.29 million. Refer to Note 5—Goodwill and Acquired Intangibles to our condensed consolidated financial statements for additional information regarding the goodwill impairment.
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
Risks Related to Regulatory and Intellectual Property Matters
We and our FI partners are subject to stringent and changing privacy and data security laws, rules, contractual obligations, self-regulatory schemes, government regulation, policies and other obligations related to data privacy and security. The actual or perceived failure by us, our customers, our partners, or other third parties upon whom we rely to comply with such obligations could lead to regulatory investigations or actions, litigation, disruptions of our business operations, loss of customers or sales, harm our reputation, result in significant expense, loss of revenue or profits, subject us to significant fines and liability or otherwise adversely affect our business.
In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal information and other information (“Process” or “Processing”) necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We, our FI partners, our marketers and other third parties upon whom we rely are subject to a number of data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy policies, contractual requirements, and other obligations relating to data privacy and security as well as laws and regulations regarding online services and the Internet generally.
In the U.S., the rules and regulations to which we, directly or contractually through our partners, or our marketers may be subject include those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act and state cybersecurity, privacy and breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents.
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
The California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, is an example of the trend towards increasingly comprehensive privacy legislation being introduced in the United States. The CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also increases the privacy and security obligations on entities handling personal information, which is broadly defined under the law. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, and includes statutorily defined damages of up to $750 per citizen, which is expected to increase data breach litigation. The CCPA also imposes requirements on businesses that “sell” information (which is defined broadly under the CCPA); there is significant ambiguity regarding what constitutes a sale and many of our or our partner’s business practices may qualify. Further the California Privacy Rights Act (“CPRA”), became effective starting on January 1, 2023, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
Other states, such as Virginia, Colorado, Utah, and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside of the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”), impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.. An example of the type of international regulation to which we may be subject is the U.K.’s Privacy and Electronic Communications Regulations 2011 (“PECR”), which implements the requirements of Directive 2009/136/EC (which amended Directive 2002/58/EC), which is known as the ePrivacy Directive. The PECR regulates various types of electronic direct marketing that use cookies and similar technologies. The PECR also imposes sector-specific breach reporting requirements, but only as applicable to providers of particular public electronic communications services. Additional European Union member state laws of this type may follow.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses and UK’s International Data Transfer Agreement, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating GDPR’s cross-border data transfer limitations.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change or business model. We may, for example, be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies for validation of certain of our limited sales related to online purchases to compensate for a potential lack of cookie data. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heighten risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including, but not limited to: government enforcement actions (e.g. investigations, fines, penalties, audits and inspections); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business or financial condition, including, but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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
On occasion, “third-party cookies” may be placed through an Internet browser to validate online purchases. Internet users may easily block and/or delete cookies (e.g., through their browsers or “ad blocking” software). The most commonly used Internet browsers allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers or are set to block third-party cookies by default. Further, Google eliminated third-party cookies from its browser in 2022. If more browser providers and Internet users adopt these settings or delete their cookies more frequently than they currently do, our practices related to the validation of limited online purchases could be impacted, which could result in us needing to implement other available methodologies. Some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their browser, not to have website browsing recorded. If Internet users adopt a “Do Not Track” browser setting and the standard either gets imposed by state or federal legislation or agreed upon by standard-setting groups, it may curtail or prohibit us from using non-personal data as we currently do. This could hinder growth of marketing on the Internet generally and cause us to change our business practices and adversely affect our business, financial condition and operating results. In addition, browser manufacturers could replace cookies with their own product and require us to negotiate and pay them for use of such product to record information about Internet users’ interactions with our marketers, which may not be available on commercially reasonable terms, or at all.
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
As of the date of filing, we had eight issued patents relating to our software. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringements. We have registered, or are registering, the “Cardlytics,” “Dosh," "Bridg" and "Entertainment" names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $3.50 to an intraday high of $161.47 through February 28, 2023. Factors that may affect the market price of our common stock include:
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
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including our own, due to, among other factors, the actions of market participants or other actions outside of our control, including general market volatility caused by expected interest rate changes, inflation and the COVID-19 pandemic. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies. We expect that compliance with these requirements will continue to increase certain of our expenses and make some activities more time-consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively affect our financial results.
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism.
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy and impact the price of our common stock.

In the past, securities class action litigation often has been brought against companies following a decline in the market price of such companies’ securities. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us as a result of the significant stock price volatility experienced by technology companies in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in Atlanta, Georgia where we occupy a facility of approximately 77,000 square feet. Our lease expires in April 2025. We have additional offices in New York, NY; Palo Alto, CA; Austin, TX; Los Angeles, CA; Detroit, MI; Champaign, IL; and London, U.K. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.
ITEM 3. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are currently in a dispute with the Bridg Stockholder Representative regarding the amount of the First Anniversary Payment. Please refer to Note 4—Business Combinations to our consolidated financial statements included elsewhere in this Form 10-K for further discussion. Other than this dispute, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Market under the symbol “CDLX.”
Holders of Record
As of February 28, 2023, there were approximately 104 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Recent Issuances of Unregistered Securities
In connection with our acquisition of Entertainment, in January 2023 we issued 22,549 shares of our common stock to former equityholders of Entertainment who were “accredited investors,” as that term is defined in the Securities Act in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws. Each of the Entertainment equityholders receiving shares as part of the acquisition represented that they were acquiring such shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Such shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Cardlytics, Inc. under the Securities Act.
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Stock Index and the Nasdaq Composite Index, from February 9, 2018, the date our common stock commenced trading on the Nasdaq Global Market, through December 31, 2022. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The graph uses our initial public offering price on February 9, 2018 of $13.00 per share as the initial value of our common stock. The stock price performance in this graph is not necessarily indicative of future stock price performance.

CDLX Performance Graph
$1,200.00
$1,100.00
$1,000.00
$900.00
$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$—
Index Value
02/09/18
06/30/18
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
06/30/22
12/31/22
Period Ending
Cardlytics, Inc.
S&P 500 Stock Index
NASDAQ Composite Index

ITEM 6. [RESERVED]

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
Overview
Our company's mission is to make commerce smarter and rewarding for everyone. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which include online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and also enable marketers to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners"), that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform predominantly are merchants ("merchant data partners") that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers, reach potential buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas.

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
Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $267.1 million and $298.5 million for the years ended December 31, 2021 and 2022, respectively, representing an increase of 12%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and Partner Share, was $394.1 million and $442.5 million for the years ended December 31, 2021 and 2022, respectively, representing an increase of 12%. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $103.3 million and $112.6 million for the years ended December 31, 2021 and 2022, respectively, representing an increase of 9%. Adjusted contribution, a non-GAAP measure that represents our revenue less our adjusted Partner Share and other third-party costs, was $129.6 million and $143.0 million for the years ended December 31, 2021 and 2022, respectively, representing an increase of 10%.
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
The following table summarizes our results (dollars in thousands):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2020	2021	$	%	2021	2022	$	%
Billings(1)	$263,355	$394,075	$130,720	50%	$394,075	$442,477	$48,402	12%
Consumer Incentives	76,463	126,959	50,496	66	126,959	143,935	16,976	13
Revenue	186,892	267,116	80,224	43	267,116	298,542	31,426	12
Adjusted Partner Share and other third-party costs(1)	104,710	137,488	32,778	31	137,488	155,507	18,019	13
Adjusted contribution(1)	82,182	129,628	47,446	58	129,628	143,035	13,407	10
Delivery costs	14,310	22,503	8,193	57	22,503	30,403	7,900	35
Deferred implementation costs	4,598	3,785	(813)	(18)	3,785	—	(3,785)	(100)
Gross profit	$63,274	$103,340	$40,066	63%	$103,340	$112,632	$9,292	9%
Net loss	$(55,422)	$(128,565)	$(73,143)	132%	$(128,565)	$(465,264)	$(336,699)	262%
Adjusted EBITDA(1)	$(7,780)	$(12,220)	$(4,440)	57%	$(12,220)	$(45,169)	$(32,949)	270%
(1)Billings, adjusted Partner Share and other third-party costs, adjusted contribution and adjusted EBITDA are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings, GAAP gross profit to adjusted contribution and GAAP net loss to adjusted EBITDA.

During 2020, 2021 and 2022, our net loss was $55.4 million, $128.6 million and $465.3 million, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platforms by FI partners, merchant data partners and marketers. On January 7, 2022, we purchased Entertainment, on May 5, 2021, we acquired Bridg, Inc. ("Bridg") and on March 2021 we acquired Dosh Holdings, Inc. ("Dosh"). During 2022, we incurred a $3.6 million benefit and a $0.8 million cost in connection with the Bridg and Dosh acquisitions, respectively. During 2020, 2021 and 2022, our net loss included stock-based compensation expense of $32.4 million, $50.3 million and $44.7 million, respectively. During the 2022, we received a benefit due to a reduction of the estimated contingent consideration and brokerage fee related to our Bridg acquisition partially offset by an impairment of goodwill. We also initiated a strategic reduction of our forces in our U.S., U.K., and India operations, including the closure of our Indian office, which resulted restructuring charges of $1.3 million, $0.8 million and $8.1 million during 2020, 2021 and 2022, respectively.
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
Partner Commitments
During 2020 and 2021, we recognized write offs of deferred implementation costs totaling $0.7 million and $1.0 million, respectively, in Partner Share and other third-party costs on our consolidated statements of operations, upon the notification from one of our partners about plans to end the use of certain platform features prior to the end of our contractual arrangement with the partner.
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022. To the extent that this commitment is expected to exceed the amount of Partner Share otherwise payable to such FI partner in the absence of such commitment, we accrue any expected shortfall over the commitment period. We accrued for zero and $3.2 million of expected minimum Partner Share commitment shortfalls as of December 31, 2021 and 2022, respectively.
Restructuring and Reduction of Force
During the first quarter of 2020, we began a strategic shift within our organization to increase productivity and optimize performance. This plan resulted in severance and medical benefits totaling $1.3 million during the year ended December 31, 2020. These charges are reflected on our consolidated statement of operations for the year ended December 31, 2020, as follows: $1.1 million in sales and marketing expense, $0.1 million in general and administrative expense and $0.1 million in research and development expense.
As a part of our integration efforts with our acquired companies, we continued to evaluate the optimal structure of the combined organization. As a result, during the year ended December 31, 2021 we recognized $1.2 million in severance and medical benefits related to our acquisitions. These charges are reflected on our consolidated statement of operations within acquisition and integration costs. Additionally, during the year ended December 31, 2021, we recognized $0.8 million of severance and medical benefits charges related to internal restructuring. These charges are reflected on our consolidated statement of operations as follows: $0.1 million in delivery costs, $0.4 million in sales and marketing expense, and $0.3 million in research and development expense. We recognize these costs when the extent of our actions is determined and the costs can be estimated.
During 2022, we initiated a strategic reduction of our forces in our U.S., U.K., and India operations, including the closure of our Indian office. We also began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. As part of these initiatives, we recognized severance and medical benefit costs of $8.1 million. These charges are reflected on our condensed consolidated statement of operations as follows: $2.1 million in delivery costs, $1.6 million in sales and marketing expense, $1.9 million in research and development expense and $2.5 million in general and administrative expense. Our Indian office was closed on December 31, 2022. As of December 31, 2022, the remaining costs that have been incurred related to our restructuring and reduction of force but not yet paid are $2.4 million.
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
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russia-Ukraine war, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on advertising, which may impact our business and our customers’ businesses.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”
Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.

	Year Ended December 31,
	2020	2021	2022
	(Amounts in thousands, except ARPU)
Cardlytics MAUs	155,784	170,925	186,682
Cardlytics ARPU	$1.20	$1.51	$1.55
Bridg ARR	$—	$15,282	$23,129
Billings	$263,355	$394,075	$442,477
Adjusted contribution	$82,182	$129,628	$143,035
Adjusted EBITDA	$(7,780)	$(12,220)	$(45,169)
Cardlytics Monthly Active Users ("MAUs")
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
Cardlytics Average Revenue per User ("ARPU")
We define ARPU as the total revenue generated in the applicable period calculated in accordance with generally accepted accounting principles in the United States ("GAAP"), divided by the average number of MAUs in the applicable period. We believe that ARPU is an indicator of the value of our relationships with our FI partners with respect to the Cardlytics platform.
Bridg Annualized Recurring Revenue ("ARR")
Consistent with the Bridg merger agreement, we define ARR as the annualized GAAP revenue of the final month in the period presented for the Bridg platform. ARR should not be considered in isolation from, or as an alternative to, revenue prepared in accordance with GAAP. We believe that ARR is an indicator of the Bridg platform’s ability to generate future revenue from existing clients.

Billings
Billings represents the gross amount billed to customers and marketers for services in order to generate revenue. Cardlytics platform billings is recognized gross of both Consumer Incentives and Partner Share. Cardlytics platform GAAP revenue is recognized net of Consumer Incentives and gross of Partner Share. Bridg platform billings is the same as Bridg platform GAAP revenue.
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
The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31, 2020
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$186,892	$—	$186,892
Plus:
Consumer Incentives	76,463	—	76,463
Billings	$263,355	$—	$263,355

	Year Ended December 31, 2021
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$258,754	$8,362	$267,116
Plus:
Consumer Incentives	126,959	—	126,959
Billings	$385,713	$8,362	$394,075

	Year Ended December 31, 2022
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$277,185	$21,357	$298,542
Plus:
Consumer Incentives	143,935	—	143,935
Billings	$421,120	$21,357	$442,477

Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted contribution demonstrates how incremental revenue on our platforms generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our Partner Share and other third-party costs exclusive of deferred implementation costs, which is a non-cash cost. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
We use adjusted contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. Adjusted contribution is also used to determine the vesting of performance-based equity awards and is used to determine the achievement of quarterly and annual bonuses across our entire global employee base, including executives. We view adjusted contribution as an important operating measure of our financial results. We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted contribution should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted contribution should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted contribution may not necessarily be comparable to similarly titled measures presented by other companies. Refer to Note 15—Segments to our consolidated financial statements for further details on our adjusted contribution by segment.
The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31, 2020
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$186,892	$—	$186,892
Minus:
Partner Share and other third-party costs	109,308	—	109,308
Delivery costs(1)	14,310	—	14,310
Gross profit	63,274	—	63,274
Plus:
Delivery costs(1)	14,310	—	14,310
Deferred implementation costs(2)	4,598	—	4,598
Adjusted contribution	$82,182	$—	$82,182
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $1.2 million during 2020.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Year Ended December 31, 2020
	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$109,308	$—	$109,308
Minus:
Deferred implementation costs	4,598	—	4,598
Adjusted Partner Share and other third-party costs	$104,710	$—	$104,710

	Year Ended December 31, 2021
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$258,754	$8,362	$267,116
Minus:
Partner Share and other third-party costs	140,864	409	141,273
Delivery costs(1)	18,111	4,392	22,503
Gross profit	99,779	3,561	103,340
Plus:
Delivery costs(1)	18,111	4,392	22,503
Deferred implementation costs(2)	3,785	—	3,785
Adjusted contribution	$121,675	$7,953	$129,628
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $1.9 million during 2021.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Year Ended December 31, 2021
	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$140,864	$409	$141,273
Minus:
Deferred implementation costs	3,785	—	3,785
Adjusted Partner Share and other third-party costs	$137,079	$409	$137,488

	Year Ended December 31, 2022
	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$277,185	$21,357	$298,542
Minus:
Partner Share and other third-party costs	154,204	1,303	155,507
Delivery costs(1)	24,112	6,291	30,403
Gross profit	98,869	13,763	112,632
Plus:
Delivery costs(1)	24,112	6,291	30,403
Deferred implementation costs(2)	—	—	—
Adjusted contribution	$122,981	$20,054	$143,035
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $2.7 million during 2022.
(2)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs as follows (in thousands):

	Year Ended December 31, 2022
	Cardlytics Platform	Bridg Platform	Consolidated
Partner Share and other third-party costs	$154,204	$1,303	$155,507
Minus:
Deferred implementation costs	—	—	—
Adjusted Partner Share and other third-party costs	$154,204	$1,303	$155,507

Adjusted EBITDA
Adjusted EBITDA represents our net loss before income tax benefit; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency gain (loss); impairment of goodwill and intangible assets; deferred implementation costs; restructuring and reduction of force costs; acquisition and integration costs (benefits); and change in fair value of contingent consideration. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency (gain) loss, impairment of goodwill and intangible assets, deferred implementation costs, depreciation and amortization expense, stock-based compensation expense and change in fair value of contingent consideration. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
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
The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2020	2021	2022
Net loss	$(55,422)	$(128,565)	$(465,264)
Plus:
Interest expense, net	3,048	12,563	2,556
Depreciation and amortization	7,826	29,871	37,544
Stock-based compensation expense	32,396	50,264	44,686
Acquisition and integration costs (benefits)	—	24,372	(2,874)
Change in fair value of contingent consideration	—	1,374	(128,174)
Foreign currency (gain) loss	(1,549)	1,267	6,376
Impairment of goodwill and intangible assets	—	—	453,288
Restructuring and reduction of force	1,323	713	8,139
Income tax benefit	—	(7,864)	(1,446)
Deferred implementation costs	4,598	3,785	—
Adjusted EBITDA	$(7,780)	$(12,220)	$(45,169)

The following table presents a reconciliation of adjusted EBITDA to adjusted contribution, the most directly comparable segment income measure, for each of the periods indicated (in thousands):

	Year Ended December 31, 2020
	Cardlytics Platform	Bridg Platform	Consolidated
Adjusted contribution	$82,182	$—	$82,182
Minus:
Delivery costs	14,310	—	14,310
Sales and marketing expense	45,307	—	45,307
Research and development expense	17,532	—	17,532
General and administration expense	46,532	—	46,532
Stock-based compensation expense	(32,396)	—	(32,396)
Restructuring and reduction of force	(1,323)	—	(1,323)
Adjusted EBITDA	$(7,780)	$—	$(7,780)

	Year Ended December 31, 2021
	Cardlytics Platform	Bridg Platform	Consolidated
Adjusted contribution	$121,675	$7,953	$129,628
Minus:
Delivery costs	18,170	4,333	22,503
Sales and marketing expense	62,771	3,225	65,996
Research and development expense	35,393	2,711	38,104
General and administration expense	63,379	2,843	66,222
Stock-based compensation expense	(47,223)	(3,041)	(50,264)
Restructuring and reduction of force	(713)	—	(713)
Adjusted EBITDA	$(10,102)	$(2,118)	$(12,220)

	Year Ended December 31, 2022
	Cardlytics Platform	Bridg Platform	Consolidated
Adjusted contribution	$122,981	$20,053	$143,034
Minus:
Delivery costs	24,112	6,290	30,402
Sales and marketing expense	67,830	6,915	74,745
Research and development expense	47,579	6,856	54,435
General and administration expense	79,069	2,377	81,446
Stock-based compensation expense	(43,490)	(1,196)	(44,686)
Restructuring and reduction of force	(8,139)	—	(8,139)
Adjusted EBITDA	$(43,980)	$(1,189)	$(45,169)

Components of Results of Operations
Revenue
We sell our Cardlytics platform solution by entering into agreements directly with marketers or their marketing agencies, generally through the execution of insertion orders. The agreements state the terms of the arrangement, the negotiated fee, payment terms and the fixed period of time of the campaign. We invoice marketers monthly based on the qualifying purchases of our partners' customers as reported by our partners during the month. We report our revenue net of Consumer Incentives and gross of Partner Share and other third-party costs. The Bridg platform generates revenue through the sale of subscriptions to our cloud-based customer-data platform and the delivery of professional services, such as implementation, onboarding and technical support in connection with each subscription. We recognize subscription revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer.
Cost and Expense
We classify our expenses into the following categories: Partner Share and other third-party costs; delivery costs; sales and marketing expense; research and development expense; general and administrative expense; and depreciation and amortization expense.
Partner Share and Other Third-Party Costs
Partner Share and other third-party costs consist primarily of the Partner Share that we pay our partners, media and data costs, deferred implementation costs incurred pursuant to our agreements with certain partners. To the extent that we use a specific partners' customer’s anonymized purchase data in the delivery of our solutions, we generally pay the applicable partner a Partner Share calculated based on the relative contribution of the data provided by the partner to the overall delivery of the services. We expect that our Partner Share and other third-party costs will increase in absolute dollars as a result of our revenue growth.
Delivery Costs
Delivery costs consist primarily of personnel costs of our campaign, data operations and production support teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Delivery costs also include hosting costs, purchased or licensed software costs, outsourcing costs and professional services costs. As we migrate our technology to the cloud, our delivery costs will increase in absolute dollars and if such anticipated revenue growth does not occur, our delivery costs as a percentage of revenue will be adversely affected. Over time, we expect delivery costs will decline as a percentage of revenue.
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
General and Administrative Expense
General and administrative expense consists of personnel costs of our executive, finance, legal, compliance, IT support and human resources teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. General and administrative expense also includes professional fees for external legal, accounting and consulting services, financing transaction costs, facilities costs such as rent and utilities, royalties, bad debt expense, travel expense, property taxes and franchise taxes. We expect that general and administrative expenses will increase on an absolute dollar basis but decrease as a percentage of revenue as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business.

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
Impairment of Goodwill and Intangible Assets
Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. We evaluate the recoverability of our finite-lived intangible assets and other long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The impairment analysis involves determining whether the estimated fair value of each intangible asset exceeds its carrying amount. Our estimation of the fair value of definite lived intangible assets include the use of discounted cash flow analyses which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows, and discount rates.
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

Results of Operations
The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2021	2022
Revenue	$186,892	$267,116	$298,542
Costs and expenses:
Partner Share and other third-party costs	109,308	141,273	155,507
Delivery costs	14,310	22,503	30,403
Sales and marketing expense	45,307	65,996	74,745
Research and development expense	17,532	38,104	54,435
General and administrative expense	46,532	66,222	81,446
Acquisition and integration costs (benefits)	—	24,372	(2,874)
Impairment of goodwill and intangible assets	—	—	453,288
Change in fair value of contingent consideration	—	1,374	(128,174)
Depreciation and amortization expense	7,826	29,871	37,544
Total costs and expenses	240,815	389,715	756,320
Operating loss	(53,923)	(122,599)	(457,778)
Other (expense) income:
Interest expense, net	(3,048)	(12,563)	(2,556)
Foreign currency gain (loss)	1,549	(1,267)	(6,376)
Total other expense	(1,499)	(13,830)	(8,932)
Loss before income taxes	(55,422)	(136,429)	(466,710)
Income tax benefit	—	7,864	1,446
Net loss	$(55,422)	$(128,565)	$(465,264)
Comparison of Years Ended December 31, 2022 and 2021
In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2021.
Revenue

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Billings	$394,075	$442,477	$48,402	12%
Consumer Incentives	126,959	143,935	16,976	13%
Revenue	$267,116	$298,542	$31,426	12%
% of billings	68%	67%
The $31.4 million increase in revenue during 2022 compared to 2021 was comprised of a $48.4 million increase in billings, offset by a $17.0 million increase in Consumer Incentives. The billings increase was comprised of a $6.9 million net increase in sales to existing marketers and a $41.5 million increase in sales to new marketers in 2022. Consumer Incentives grew at a higher rate than billings during 2022 compared to 2021 primarily as a result of changes in advertiser mix and Consumer Incentives funded by partners through a reduction in Partner Share.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Partner Share and other third-party costs:
Adjusted Partner Share and other third-party costs	$137,488	$155,507	$18,019	13%
Deferred implementation costs	3,785	—	(3,785)	(100)
Total Partner Share and other third-party costs	$141,273	$155,507	$14,234	10%
% of revenue	53%	52%
Partner Share and other third-party costs increased by $14.2 million during 2022 compared to 2021 primarily due to increase in billings partially offset by an increase in Consumer Incentives funded by partner through a reduction of Partner Share. Deferred implementation costs decreased by $3.8 million during 2022 compared to 2021 primarily due to the end of the useful lives of certain platform enhancements.
Delivery Costs

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Delivery costs excluding stock-based compensation expense and restructuring and reduction of force	$20,554	$25,860	$5,306	26%
Plus:
Stock-based compensation expense	1,865	2,682	817	44
Restructuring and reduction of force	84	1,861	1,777	n/a
Total delivery costs	$22,503	$30,403	$7,900	35%
% of revenue	8%	10%
Delivery costs increased by $7.9 million during 2022 compared to 2021. Delivery costs excluding stock-based compensation and restructuring and reduction of force increased by $5.3 million primarily due to a $2.9 million increase in hosting-related IT costs, a $1.8 million increase due to costs from our acquired businesses, a $0.5 million increase in personnel costs associated with additional headcount and a $0.1 million increase due to facilities expense.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Sales and marketing expense excluding stock-based compensation expense and restructuring and reduction of force	$51,849	$60,671	$8,822	17%
Plus:
Stock-based compensation expense	13,780	11,935	(1,845)	(13)
Restructuring and reduction of force	367	2,139	1,772	n/a
Total sales and marketing expense	$65,996	$74,745	$8,749	13%
% of revenue	25%	25%
Sales and marketing expense increased by $8.7 million during 2022 compared to 2021. Sales and marketing expense excluding stock-based compensation and restructuring and reduction of force increased by $8.8 million primarily due to a $6.2 million increase due to costs from our acquired businesses, a $1.0 million increase in travel expenses, a $0.8 million increase in personnel costs associated with additional headcount, a $0.8 million increase in software licensing costs and a $0.3 million increase due to facility expense, offset by a $0.3 million decrease in professional fees.

Research and Development Expense

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Research and development expense excluding stock-based compensation expense and restructuring and reduction of force	$27,468	$39,573	$12,105	44%
Plus:
Stock-based compensation expense	10,328	13,262	2,934	28
Restructuring and reduction of force	308	1,600	1,292	n/a
Total research and development expense	$38,104	$54,435	$16,331	43%
% of revenue	14%	18%
Research and development expense increased by $16.3 million during 2022 compared to 2021. Research and development expense excluding stock-based compensation and restructuring and reduction of force increased by $12.1 million primarily due to a $8.2 million increase in personnel costs associated with additional headcount, a $3.5 million increase due to costs from our acquired businesses, a $1.1 million increase in software licensing costs, a $0.2 million increase due to facility expense, a $0.2 million increase due to travel expenses and a $0.1 million increase due to incentive compensation, partially offset by a $1.2 million decrease in professional fees.
General and Administrative Expense

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
General and administrative expense excluding stock-based compensation expense and restructuring and reduction of force	$41,931	$62,168	$20,237	48%
Plus:
Stock-based compensation expense	24,291	16,807	(7,484)	(31)
Restructuring and reduction of force	—	2,471	2,471	n/a
Total general and administrative expense	$66,222	$81,446	$15,224	23%
% of revenue	25%	27%
General and administrative expense increased by $15.2 million during 2022 compared to 2021. General and administrative expense excluding stock-based compensation and restructuring and reduction of force increased by $20.2 million primarily due to a $6.6 million increase due to costs from our acquired businesses, a $4.6 million increase in personnel costs associated with additional headcount, a $3.0 million increase in professional fees, $2.2 million increase in software licensing costs, a $1.0 million increase in bad debt related to our acquired businesses, a $0.7 million increase in our insurance premiums, a $0.5 million increase in marketing expenses, a $0.5 million increase in tax expense and a $1.1 million increase due to other expenses including travel, facility expense, professional development and professional fees.

Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (dollars in thousands):

	Year Ended December 31,		Change
	2021	2022	$	%
Delivery costs	$1,865	$2,682	$817	44%
Sales and marketing expense	13,780	11,935	(1,845)	(13)
Research and development expense	10,328	13,262	2,934	28
General and administrative expense	24,291	16,807	(7,484)	(31)
Total stock-based compensation expense	$50,264	$44,686	$(5,578)	(11)%
% of revenue	19%	15%
Stock-based compensation expense decreased by $5.6 million during 2022 compared to 2021 primarily due to forfeitures of restricted stock units related to our reduction of force. Refer to Note 10—Stock-based Compensation to our consolidated financial statements for additional information regarding the change in stock compensation expense.
Acquisition and integration costs (benefits)

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Acquisition and integration costs (benefits)	$24,372	(2,874)	$(27,246)	n/a
% of revenue	9%	(1)%
Acquisition and integration costs (benefits) decreased by $27.2 million during 2022 compared to 2021. During 2021 we recognized $24.4 million of expense primarily due to the acquisitions of Dosh and Bridg. During 2022 we recognized a $2.9 million benefit primarily due to a reduction in our estimated broker fee related to the contingent consideration for the Bridg acquisition, partially offset by $0.1 million of costs incurred by the acquisition of Entertainment. Refer to Note 4—Business Combinations to our consolidated financial statements for additional information regarding these acquisitions.

Change in fair value of contingent consideration

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$1,374	$(128,174)	$(129,548)	n/a
% of revenue	1%	(43)%
During 2021, we recognized $1.4 million of expense due to an increase in the fair value of contingent consideration related to our acquisition of Bridg. During 2022 we recognized a $128.2 million gain, respectively, in the fair value of contingent consideration related to our acquisition of Bridg. This gain was driven by the mark-to-market reduction in fair value of the 2,068,995 shares of our common stock that we expect to issue to satisfy 70% of the contingent consideration related to the First Anniversary Payment. Refer to Note 12—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.

Impairment of goodwill and intangible assets

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Impairment of goodwill and intangible assets	$—	$453,288	$453,288	n/a
% of revenue	—%	n/a
During 2022, we recognized $453.3 million of impairment of goodwill and intangible assets related to the Cardlytics and Bridg Platform. The impairment of goodwill and intangible assets resulted from a continued slowdown in the global economy and decreased consumer spend, and a sustained decline in our stock price. Refer to Note 5—Goodwill and Acquired Intangibles to our condensed consolidated financial statements for additional information regarding the goodwill impairment.
Depreciation and Amortization Expense

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Depreciation and amortization expense	$29,871	$37,544	$7,673	26%
% of revenue	11%	13%
Depreciation and amortization expense increased by $7.7 million during 2022 compared to 2021 primarily driven by a full year of amortization of intangible assets related to the Dosh and Bridg acquisitions.
Interest Expense, Net

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Interest expense	$(12,860)	$(3,994)	$8,866	(69)%
Interest income	297	1,438	1,141	384
Interest expense, net	$(12,563)	$(2,556)	$10,007	(80)%
% of revenue	(5)%	(1)%
Interest expense, net decreased by $10.0 million during 2022 compared to 2021 primarily driven by reduced amortization of debt discount reflected as interest expense related to the Notes upon the adoption of ASU 2020-06 on January 1, 2022.
Foreign Currency Loss

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Foreign currency loss	$(1,267)	$(6,376)	$(5,109)	403%
% of revenue	—%	(2)%
Foreign currency loss increased by $5.1 million during 2022 compared to 2021 primarily due to the decrease in the value of the British pound relative to the U.S. dollar.

Income Tax Benefit

	Year Ended December 31,		Change
	2021	2022	$	%
	(dollars in thousands)
Income tax benefit	$7,864	$1,446	$(6,418)	n/a
% of revenue	3%	—%
Income tax benefit decreased by $6.4 million during 2022 compared to 2021 due to the release of a portion of our valuation allowance in connection with deferred tax liabilities arising from our acquisitions of Dosh and Bridg.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, restricted cash, working capital, accounts receivable and contract assets, net and unused available borrowings (in thousands):

	December 31,
	2021	2022
Cash and cash equivalents	$233,467	$121,905
Restricted cash	95	80
Working capital(1)	31,375	1,098
Accounts receivable and contract assets, net	95	80
Unused available borrowings	50,000	60,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. A majority of our cash and cash equivalents are held in fully FDIC–insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held in treasury obligation funds and money market accounts with six financial institutions, which we believe are of high credit quality. As of December 31, 2022, our demand deposit accounts earned up to a 0.50% annual rate of interest. As of December 31, 2022, we had $3.4 million in cash and cash equivalents in the U.K. While our investment in Cardlytics UK is not considered indefinitely invested, we do not plan to repatriate these funds.
Through December 31, 2022, we have incurred accumulated net losses of $976.6 million since inception, including losses of $55.4 million, $128.6 million and $465.3 million during 2020, 2021 and 2022, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.
On May 5, 2021, we completed the acquisition of Bridg. As a part of this acquisition, we have agreed to make a First Anniversary Payment equal to 20 times the ARR based on the month preceding the anniversary, less $12.5 million, and a Second Anniversary Payment equal to 15 times the ARR for customers as of the first anniversary based on the month preceding the second anniversary, less the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option. We have determined the First Anniversary Payment to be $126.4 million and have estimated the Second Anniversary Payment to be $67.8 million, inclusive of brokerage fees and transaction bonuses. We expect our minimum cash requirements, inclusive of contractual cash broker fees and transaction bonuses, for the First Anniversary Payment and Second Anniversary Payment to be $43.3 million and $24.0 million, respectively. We are currently in a dispute with the Bridg Stockholder Representative regarding the amount of the First Anniversary Payment. Refer to Note 4—Business Combinations to our condensed consolidated financial statements for additional information regarding the dispute.

Our other future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, our merger and acquisition efforts, the continued expansion of sales and marketing activities, the enhancement of our platforms, the introduction of new solutions, the continued market acceptance of our solutions and the extent of the impact of COVID-19 on the global economy. We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months and in the long-term following the date our consolidated financial statements were issued. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be materially and adversely impacted. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.
Sources of Material Cash Requirements
The following table summarizes our material cash requirements for future periods (in thousands):

	Material Cash Requirements Due by the Year Ended December 31,
	2023	2024 - 2025	2026 - 2028	Thereafter	Total
Convertible senior notes(1)	$2,300	$4,600	$230,096	$—	$236,996
Finance leases(2)	39	50	—	—	89
Operating leases(3)	5,087	3,605	599	—	9,291
Cash portion of contingent consideration(4)	67,290	—	—	—	67,290
Purchase obligations(5)	25,352	362	—	—	25,714
Total	$100,068	$8,617	$230,695	$—	$339,380
(1)Convertible senior notes were issued on September 22, 2020 and have an aggregate principal amount of $230.0 million bearing interest of 1.00%.
(2)Finance leases represent principal and interest payments.
(3)Operating lease obligations represent future minimum lease payments under our non-cancelable operating leases with an initial term in excess of one year.
(4)Amount represents the estimated fair value of the 30% cash portion of the Bridg First and Second Anniversary Payments, inclusive of $13.8 million of broker fees and transaction bonuses.
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
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022. To the extent that this commitment is expected to exceed the amount of Partner Share otherwise payable to such FI partner in the absence of such commitment, we accrue any expected shortfall over the commitment period. We accrued for zero and $3.2 million of expected minimum Partner Share commitment shortfalls as of December 31, 2021 and 2022, respectively.
Sources of Funds
Proceeds from Issuance of Common Stock
On March 5, 2021, we closed a public equity offering in which we sold 3,850,000 shares of common stock at a public offering price of $130.00 per share. We received total net proceeds of $484.0 million after deducting underwriting discounts and commissions of $16.3 million and offering costs of $0.2 million.
During 2020 and 2021 we also received $2.2 million and $2.4 million respectively, in proceeds from the exercise of options and warrants to purchase shares of common stock, respectively.

2020 Convertible Senior Notes
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the "Notes"). The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of capped call transactions (the "Capped Calls") related to the Notes.
2018 Loan Facility
On April 2022, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of adjusted contribution and a minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. On November 29, 2022 we amended our 2018 Loan Facility to modify the eligible account receivable to exclude UK accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of adjusted contribution. On February 16, 2023 we amended our 2018 Loan Facility to remove and replace the former adjusted contribution covenant with a requirement to maintain a minimum level of adjusted EBITDA.
Under the 2018 Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $50.0 million or 50% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate minus of 7.50% as of December 31, 2022. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $60.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019.
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
We believe we were in compliance with all financial covenants as of December 31, 2022. As of December 31, 2022, we had $60.0 million of unused borrowings available under our 2018 Line of Credit.
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

Historical Cash Flows
In this section, we discuss the activity of our cash flows for the year ended December 31, 2021 and the year ended December 31, 2022. For a discussion of the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2021.
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2022
Cash, cash equivalents and restricted cash at beginning of period	$293,349	$233,562
Net cash used in operating activities	(38,523)	(53,904)
Net cash used in investing activities	(506,695)	(15,760)
Net cash received from financing activities	485,998	(39,987)
Effect of exchange rates on cash, cash equivalents and restricted cash	(567)	(1,926)
Cash, cash equivalents and restricted cash at end of period	$233,562	$121,985
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
Operating activities used $53.9 million of cash in 2022, which reflected our net loss of $465.3 million, $422.7 million of which were non-cash charges, and a $11.3 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, including the amortization of acquired intangible assets, impairment of goodwill and intangible assets, amortization of right–of–use assets, deferred implementation costs, changes in the fair value of our contingent consideration, credit loss expense and income tax benefit. The change in our net operating assets and liabilities was primarily due to a $4.5 million increase in accounts receivable and contract assets, a $9.5 million decrease in other accrued expenses and a $1.7 million decrease in Partner Share liability, partially offset by a $1.4 million increase in our Consumer Incentive liability.
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
Investing activities used cash totaling $506.7 million and $15.8 million, in 2021 and 2022, respectively. Our investing cash flows during these periods primarily consisted of funds used for the acquisitions of Dosh and Bridg, purchases of technology hardware and costs to develop internal-use software.

Financing Activities
Our cash flows from financing activities have primarily been composed of borrowings and repayments under our debt facilities, proceeds from the issuance of common stock and payments for costs related to debt issuances and equity offerings.
Financing activities used $40.0 million in cash in 2022, consisting of $40.0 million used to repurchase shares of our common stock, partially offset by proceeds received in connection with the exercise of stock options.
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
The consideration for our acquisition of Bridg includes future payments that are contingent upon the results of Bridg's operations. We recorded a contingent consideration obligation for such contingent payments at fair value on the acquisition date. We estimate the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within our consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to forecasts, the discount rates and assumptions used in preparing these models which include estimates such as revenue volatility, revenue discount rate, weighted average cost of capital, and our common stock volatility. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period until the dates of settlement. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense in our records in any given period. Refer to Note 12—Fair Value Measurementsto our consolidated financial statements for additional information regarding the fair value of our financial instruments.

Valuation and Impairment of goodwill and intangible assets
Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. The intangible assets are evaluated whenever events or changes in circumstances indicated that we should estimate the fair value of our individual long-lived assets to determine if any impairment charges were present. Our estimation of the fair value of definite lived intangible assets include the use of discounted cash flow analyses which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows, and discount rates. Given the significant level of uncertainty that currently exists, management applied several alternative scenarios for market and Company performance over the next several years to determine an estimated fair value. Other key assumptions were updated as appropriate, including the discount rate, which increased as a result of an increase in the equity risk premium, which was partially offset by a decrease in the risk free rate.
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. We evaluate our goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate that the fair value of a reporting unit is more likely than not less than the carrying amount. Our reporting units are one level below the operating segments at which level our segment management conducts regular reviews of the operating results.
Our impairment evaluation consists of a qualitative assessment. If this assessment indicates that the fair value of the reporting unit is not more likely than not less than the carrying amount, goodwill is not considered impaired. Otherwise, a quantitative impairment test is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. We can bypass the qualitative assessment for any period and proceed directly to the quantitative impairment test. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and the impairment will be determined as the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
We performed a quantitative assessment for goodwill in our Cardlytics platform in the U.S. reporting unit and our Bridg platform reporting unit at June 30, 2022, which resulted in a goodwill impairment of $83.1 million recorded to our Bridg platform reporting unit. We performed our annual impairment test as of October 1, 2022, which resulted in goodwill impairment of $313.1 million recorded between our Cardlytics platform in the U.S. and our Bridg platform reporting units. We utilized a discounted cash flow method under the income approach, and to a lesser extent the market approach to value our reporting units. The significant judgments in the discounted cash flow analysis for both our Cardlytics platform in the U.S. and our Bridg platform included the selected discount rate and forecasts of future revenues and cash flows. See Note 5—Goodwill and Acquired Intangibles in our consolidated financial statements for additional information.
We continue to closely monitor developments related to global events and macroeconomic conditions. Changes in market conditions, laws and regulations, and key assumptions made in future quantitative assessments, including forecasted revenues and expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an additional impairment charge.
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
Interest Rate Risk
The interest rate under the 2018 Line of Credit is variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 7.50%. As of December 31, 2022 the prime rate was 7.5% and a 10% increase in the current prime rate would, for example, result in a $0.4 million annual increase in interest expense if the maximum borrowable amount under the 2018 Line of Credit were outstanding for an entire year. The interest rate on the Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the 2020, 2021 and 2022, our operating expense would have increased by $0.8 million, $1.0 million and $1.1 million, respectively. Our foreign currency risks related to expenses denominated in Indian rupees are insignificant.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardlytics, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue – Refer to Note 2 and 6 to the consolidated financial statements
Critical Audit Matter Description
The Company’s revenue generated from its Cardlytics platform in the U.S. and U.K. consists of transaction-based fees made up of a significant volume of low-dollar transactions, sourced from multiple databases. The processing and recording of revenue is highly automated and is based on contractual terms with marketers, FIs, and other parties. Because of the nature of the Company’s transaction-based fees, the Company uses automated systems to process and record its revenue transactions.
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
•We tested the operating effectiveness of internal controls within the relevant revenue business processes, including those in place to reconcile the information from various systems to the Company’s general ledger.

•For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.
Contingent Consideration – Refer to Notes 2, 4, and 12 to the consolidated financial statements
Critical Audit Matter Description
The Company acquired Bridg in the prior year, which included contingent consideration as part of the total purchase consideration. Auditing the Company's accounting for the contingent consideration was complex due to the estimation utilized in the Company's determination of the fair value of the contingent consideration, which was valued at $104.1 million as of December 31, 2022. The significant estimation was primarily due to the complexity of the valuation methodology used by management to measure the fair value of the contingent consideration and the sensitivity of the fair value to the significant underlying assumptions. In order to determine the fair value of the contingent consideration, the Company simulated forecasted annual recurring revenue ("ARR") using revenue volatility from comparable market data. The Company then determined the appropriate discount rate for the assumed cash component and used a Monte Carlo simulation for the assumed stock component. The assumptions used in preparing this model include estimates such as revenue volatility, revenue discount rate, weighted average cost of capital, and the Company’s common stock volatility. The assumptions utilized in the model require substantial judgment and could have a material impact on the amount of contingent consideration expense recorded in any given period.
As contingent consideration is recorded as a liability it is remeasured using a fair value methodology consistent with the one described above and it will continue to be remeasured until the dates of settlement. As of December 31, 2022, the remeasurement is relevant for the Second Anniversary Payment date.
We identified contingent consideration as a critical audit matter because of the judgement surrounding forecasted ARR and the complexity of the valuation methodology used to value the contingent consideration. This required a high degree of auditor judgment and an increased extent of effort, including the need for us to involve professionals with valuation expertise.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures as of December 31, 2022, related to the Bridg contingent consideration included the following, among others:
•We tested operating effectiveness of controls around management’s review of third-party specialist’s report, calculation and reconciliation of the estimated liability to the general ledger, and management’s review of forecasted ARR.
•We tested the forecasted ARR used in the model by comparing the projections to historical results, third party industry projections, and the Company’s internal contracted backlog.
•We evaluated management’s ability to accurately forecast revenues by comparing actual results to management’s historical forecasts of revenue.
•With the assistance of our valuation specialists, we evaluated the valuation methodology and independently recalculated the estimated fair value of the contingent consideration to compare to the Company's recorded amount.
Goodwill – Certain Reporting Units – Refer to Note 5 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair values of its reporting units, including the Cardlytics platform in the U.S. reporting unit and the Bridg platform reporting unit, to their respective carrying values as of both June 30, 2022 and October 1, 2022. The Company used a combination of valuation methodologies including the income approach, and to a lesser extent the market approach, to estimate fair value at each reporting date. The Company utilizes discounted cash flow models to perform its income approach, which requires management to make significant judgments related to discount rates and forecasts of future revenues and cash flows. Changes in these assumptions could have a significant impact on either the fair values of the reporting units, the amount of any goodwill impairment charge, or both.
The Company performed an interim impairment test for goodwill as of June 30, 2022 due to a sustained decline in its stock price. The Company recognized a goodwill impairment charge of $83.1 million in the second quarter of 2022 as the fair value of the Bridg platform reporting unit was determined to be less than its respective carrying value. The Company performed its annual goodwill impairment assessment as of October 1, 2022. As a result of a continued slowdown in the global economy and decreased consumer spend, which resulted in further declines in the Company’s stock price, the Company recognized a goodwill impairment charge of $46.3 million for the Cardlytics platform in the U.S. reporting unit and $266.8 million for the Bridg platform reporting unit, as the fair value for each respective reporting unit was determined to be less than its respective carrying value. The total goodwill impairments were $396.2 million for the year ended December 31, 2022. The goodwill balance was $352.7 million as of December 31, 2022, of which $164.4 million was allocated to the Cardlytics platform in the U.S. reporting unit and $188.3 million was allocated to the Bridg platform reporting unit.

We identified valuation of goodwill for Cardlytics platform in the U.S. reporting unit and Bridg platform reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair values of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenues and cash flows for the Cardlytics platform in the U.S. reporting unit and the Bridg platform reporting unit.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation methodology, discount rate and forecasts of future revenues and cash flows used by management to estimate the fair value of the Cardlytics platform in the U.S. reporting unit and Bridg platform reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Cardlytics platform in the U.S. reporting unit and Bridg platform reporting unit, such as controls related to management’s selection of the discount rate and forecasts of future revenues and cash flows.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•We evaluated management’s ability to accurately forecast future revenues and cash flows by comparing prior year forecasts to actual results in the respective years. We also compared current revenue and cash flow forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2023

We have served as the Company’s auditor since 2012.

CARDLYTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31,
	2021	2022
Assets
Current assets:
Cash and cash equivalents	$233,467	$121,905
Restricted cash	95	80
Accounts receivable and contract assets, net	111,085	115,609
Other receivables	6,097	4,470
Prepaid expenses and other assets	7,981	7,978
Total current assets	358,725	250,042
Long-term assets:
Property and equipment, net	11,273	5,916
Right-of-use assets under operating leases, net	10,196	6,571
Intangible assets, net	125,550	53,475
Goodwill	742,516	352,721
Capitalized software development costs, net	13,131	19,925
Other long-term assets, net	2,406	2,586
Total assets	$1,263,797	$691,236
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,619	$3,765
Accrued liabilities:
Accrued compensation	12,136	10,486
Accrued expenses	19,620	21,335
Partner Share liability	46,595	48,593
Consumer Incentive liability	52,602	53,983
Deferred revenue	3,280	1,751
Current operating lease liabilities	6,028	4,910
Current contingent consideration	182,470	104,121
Total current liabilities	327,350	248,944
Long-term liabilities:
Convertible senior notes, net	184,398	226,047
Long-term deferred revenue	173	334
Long-term operating lease liabilities	6,801	4,306
Long-term contingent consideration	49,825	—
Other long-term liabilities	4,550	—
Total liabilities	573,097	479,631
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 33,534 and 33,477 shares issued and outstanding as of December 31, 2021 and December 31, 2022, respectively	9	9
Additional paid-in capital	1,212,823	1,182,568
Accumulated other comprehensive income	486	5,598
Accumulated deficit	(522,618)	(976,570)
Total stockholders’ equity	690,700	211,605
Total liabilities and stockholders’ equity	$1,263,797	$691,236
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2020	2021	2022
Revenue	$186,892	$267,116	$298,542
Costs and expenses:
Partner Share and other third-party costs	109,308	141,273	155,507
Delivery costs	14,310	22,503	30,403
Sales and marketing expense	45,307	65,996	74,745
Research and development expense	17,532	38,104	54,435
General and administration expense	46,532	66,222	81,446
Acquisition and integration costs (benefits)	—	24,372	(2,874)
Change in fair value of contingent consideration	—	1,374	(128,174)
Impairment of goodwill and intangible assets	—	—	453,288
Depreciation and amortization expense	7,826	29,871	37,544
Total costs and expenses	240,815	389,715	756,320
Operating loss	(53,923)	(122,599)	(457,778)
Other (expense) income:
Interest expense, net	(3,048)	(12,563)	(2,556)
Foreign currency gain (loss)	1,549	(1,267)	(6,376)
Total other expense	(1,499)	(13,830)	(8,932)
Loss before income taxes	(55,422)	(136,429)	(466,710)
Income tax benefit	—	7,864	1,446
Net loss	(55,422)	(128,565)	(465,264)
Net loss attributable to common stockholders	$(55,422)	$(128,565)	$(465,264)
Net loss per share attributable to common stockholders, basic and diluted	$(2.04)	$(3.99)	$(13.92)
Weighted-average common shares outstanding, basic and diluted	27,213	32,202	33,419
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2020	2021	2022
Net loss	$(55,422)	$(128,565)	$(465,264)
Other comprehensive loss:
Foreign currency translation adjustments	(1,504)	678	5,112
Total comprehensive loss	$(56,926)	$(127,887)	$(460,152)
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2019	26,547	$8	$480,578	$1,312	$(338,631)	$143,267
Exercise of common stock options	467	—	10,176	—	—	10,176
Exercise of common stock warrants	9	—	—	—	—	—
Stock-based compensation	—	—	32,872	—	—	32,872
Issuance of common stock under the ESPP	59	—	2,837	—	—	2,837
Issuance of restricted stock	779	—	—	—	—	—
Issuance of convertible notes	—	—	51,416	—	—	51,416
Purchases of capped calls	—	—	(26,450)	—	—	(26,450)
Other comprehensive loss	—	—	—	(1,504)	—	(1,504)
Net loss	—	—	—	—	(55,422)	(55,422)
Balance – December 31, 2020	27,861	$8	$551,429	$(192)	$(394,053)	$157,192
Exercise of common stock options	141	—	2,155	—	—	2,155
Stock-based compensation	—	—	50,224	—	—	50,224
Issuance of restricted stock	724	—	—	—	—	—
Issuance of common stock	3,850	1	484,048	—	—	484,049
Common stock to be issued for the acquisition of Dosh	916	—	117,349	—	—	117,349
Fair value of assumed Dosh options attributable to pre-combination service	—	—	3,593	—	—	3,593
Fair value of assumed Bridg options attributable to pre-combination service	—	—	841	—	—	841
Issuance of common stock under the ESPP	42	—	3,184	—	—	3,184
Other comprehensive loss	—	—	—	678	—	678
Net loss	—	—	—	—	(128,565)	(128,565)
Balance – December 31, 2021	33,534	$9	$1,212,823	$486	$(522,618)	$690,700
Cumulative effect upon adoption of ASU 2020-06	—	$—	$(51,417)	$—	$11,312	$(40,105)
Exercise of common stock options	23	—	418	—	—	418
Stock-based compensation	—	—	46,810	—	—	46,810
Issuance of restricted stock	986	—	—	—	—	—
Common stock to be issued for the acquisition of Entertainment	173	—	11,937	—	—	11,937
Issuance of common stock under the ESPP	167	—	1,997	—	—	1,997
Repurchase and Cancellation of common stock	(1,406)	—	(40,000)	—	—	(40,000)
Other comprehensive income	—	—	—	5,112	—	5,112
Net loss	—	—	—	—	(465,264)	(465,264)
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2020	2021	2022
Operating activities
Net loss	$(55,422)	$(128,565)	$(465,264)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Credit loss expense	1,196	1,702	2,399
Depreciation and amortization	7,826	29,871	37,544
Amortization of financing costs charged to interest expense	312	968	1,595
Amortization of right-of-use asset	3,766	5,783	6,196
Impairment of goodwill and intangible assets	—	—	453,288
Accretion of debt discount and non-cash interest expense	2,486	9,513	—
Stock-based compensation expense	32,396	50,264	44,686
Change in fair value of contingent consideration	—	1,374	(128,174)
Other non-cash (income) expense, net	(1,003)	1,343	6,589
Deferred implementation costs	4,598	3,785	—
Income tax benefit	—	(7,864)	(1,446)
Change in operating assets and liabilities:
Accounts receivable and contracts assets, net	(2,396)	(27,936)	(4,546)
Prepaid expenses and other assets	(65)	(1,466)	535
Accounts payable	16	1,260	(893)
Other accrued expenses	(1,238)	(905)	(9,516)
Partner Share liability	(4,499)	9,139	1,721
Customer Incentive liability	4,429	13,211	1,382
Net cash used in operating activities	(7,598)	(38,523)	(53,904)
Investing activities
Acquisition of property and equipment	(5,408)	(3,108)	(1,171)
Acquisition of patents	(76)	(133)	(175)
Capitalized software development costs	(4,633)	(9,323)	(12,140)
Business acquisitions, net of cash acquired	—	(494,131)	(2,274)
Net cash used in investing activities	(10,117)	(506,695)	(15,760)
Financing activities
Principal payments of debt	(23)	—	(35)
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $6,900	223,100	—	—
Purchase of capped calls related to convertible senior notes	(26,450)	—	—
Proceeds from issuance of common stock	10,185	486,388	379
Repurchase of common stock	—	—	(40,000)
Deferred equity issuance costs	—	(190)	(157)
Debt issuance costs	(382)	(200)	(174)
Net cash received from (used in) financing activities	206,430	485,998	(39,987)
Effect of exchange rates on cash, cash equivalents and restricted cash	47	(567)	(1,926)
Net increase (decrease) in cash, cash equivalents and restricted cash	188,762	(59,787)	(111,577)
Cash, cash equivalents, and restricted cash — Beginning of period	104,587	293,349	233,562
Cash, cash equivalents, and restricted cash — End of period	$293,349	$233,562	$121,985

See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2020	2021	2022
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$293,239	$233,467	$121,905
Restricted cash	110	95	80
Total cash, cash equivalents and restricted cash — End of period	$293,349	$233,562	$121,985

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$63	$2,328	$2,381
Amounts accrued for property and equipment	$242	$267	$67
Amounts accrued for capitalized software development costs	$68	$253	$155

See notes to the consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    NATURE OF OPERATIONS
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We operate an advertising platform within our own and our partners' digital channels, which includes online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are merchants that provide us with access to their point-of-sale data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, grocery and gas. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
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
During 2020 and 2021, we received $10.2 million and $2.2 million, respectively, in proceeds from the exercise of options and warrants to purchase shares of common stock.
2020 Convertible Senior Notes
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the "Notes"). Refer to Note 9—Debt and Financing Arrangements for further details.
Acquisitions
On January 7, 2022, we purchased Entertainment for $13.0 million in equity at an agreed-upon price of $66.52 per share, subject to $1.1 million of fair value adjustments based upon the close date, and $2.3 million in cash, subject to $0.4 million of adjustments, for an acquisition date fair value of $14.6 million.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets of Dosh and Bridg, valuation of contingent consideration for Bridg, valuation of long-lived assets, goodwill valuation, income tax including valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates
Restructuring and Reduction of Force
During the first quarter of 2020, we began a strategic shift within our organization to increase productivity and optimize performance. This plan resulted in severance and medical benefits totaling $1.3 million during the year ended December 31, 2020. We recognize these costs when the extent of our actions is determined and the costs can be estimated. These charges are reflected on our consolidated statement of operations for the year ended December 31, 2020, as follows: $1.1 million in sales and marketing expense, $0.1 million in general and administrative expense and $0.1 million in research and development expense.
As a part of our integration efforts with our acquired companies, we continued to evaluate the optimal structure of the combined organization. As a result, during the year ended December 31, 2021 we recognized $1.2 million in severance and medical benefits related to our acquisitions. These charges are reflected on our consolidated statement of operations within acquisition and integration costs. Additionally, during the year ended December 31, 2021, we recognized $0.8 million of severance and medical benefits charges related to internal restructuring. These charges are reflected on our consolidated statement of operations as follows: $0.1 million in delivery costs, $0.4 million in sales and marketing expense, and $0.3 million in research and development expense. We recognize these costs when the extent of our actions is determined and the costs can be estimated.

During 2022, we initiated a strategic reduction of our forces in our U.S., U.K., and India operations, including the planned closure of our Indian office. We also began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. As part of these initiatives, we recognized severance and medical benefit costs of $8.1 million. These charges are reflected on our condensed consolidated statement of operations as follows: $1.9 million in delivery costs, $2.1 million in sales and marketing expense, $1.6 million in research and development expense and $2.5 million in general and administrative expense. We recognize these costs when the extent of our actions are determined and the costs can be estimated. We plan to close our Indian office by the end of 2022. As of December 31, 2022, the remaining costs that have been incurred related to our restructuring and reduction of force but not yet paid are $2.4 million.
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
We are also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other (expense) income, net in the accompanying consolidated statements of operations. We recorded a foreign currency (gain) loss totaling $(1.6) million, $1.3 million and $6.4 million in 2020, 2021 and 2022, respectively.
Partner Share and Other Third-Party Costs
We generally pay our partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to our partners’ customers and certain third-party data costs ("Partner Share"). Partner Share and other third-party costs consist primarily of the Partner Share that we pay our partners, media and data costs, and deferred implementation costs incurred pursuant to our agreements with certain partners. To the extent that we use a specific partners' customer’s anonymized purchase data in the delivery of our solutions, we generally pay the applicable partner a Partner Share calculated based on the relative contribution of the data provided by the partner to the overall delivery of the services. We expect that our Partner Share and other third-party costs will increase in absolute dollars as a result of our revenue growth.
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
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russia-Ukraine war, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on advertising, which may impact our business and our customers’ businesses.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”
Revenue for the year ended December 31, 2020 was unfavorably affected by the COVID-19 pandemic and its impact on both consumer discretionary spending and marketers' ability to spend advertising budgets on our solutions. During the year ended December 31, 2021, we saw continued recovery of both consumer spending as well as the advertising budgets of our clients; however, many merchants continued to be impacted by labor shortages and disruptions in their supply chains. During the year ended December 31, 2022, we saw increasing pressure on consumer spending as well as the advertising budgets of our clients due to rising inflation. Due to continuing uncertainty regarding the severity and duration of the impacts of macroeconomic events on the global economy, we will continue to monitor this situation and the potential impacts to our business.

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
Acquired Intangible Assets and Goodwill
Acquired intangible assets consist of identifiable intangible assets resulting from our business acquisition. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. The impairment analysis involves determining whether the estimated fair value of each intangible asset exceeds its carrying amount. If the fair value of the intangible asset exceeds its carrying amount, then the asset is not impaired. However, if the carrying amount exceeds the fair value of the asset, the amount of impairment would equal the excess carrying value. We evaluate the recoverability of our finite-lived intangible assets and other long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. During 2022 we recorded an intangible asset impairment of $56.4 million. Refer to Note 5—Goodwill and Acquired Intangibles for additional information.
Goodwill represents the purchase consideration of an acquired business that exceeds the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment by reporting unit annually in the fourth quarter, specifically October 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. No impairment charges were recorded during 2020 and 2021. During 2022 we recorded impairment charges of $396.2 million. Refer to Note 5—Goodwill and Acquired Intangibles for additional information.
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
Contract Costs
Contract costs are recognized based on the transfer of services to which the asset relates. The recognition period will consider expected customer lives and whether the asset relates to services transferred under a specific anticipated contract. As of December 31, 2022, there are no contract costs subject to capitalization.
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
The following table presents changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2020	2021	2022
Beginning balance	$255	$587	$1,327
Credit loss expense	1,196	1,702	2,399
Write-offs, net of recoveries	(864)	(962)	(1,918)
Ending balance	$587	$1,327	$1,808

Unbilled receivables were $0.5 million, $2.2 million and $1.6 million as of December 31, 2020, 2021 and 2022, respectively. An unbilled receivable represents revenue earned and recognized from customer activity that was not billed prior to the end of the reporting period. Unbilled receivables are included in accounts receivable and contract assets, net on our consolidated balance sheets.
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

Other Intangible Assets
Intangible assets, excluding those acquired from our business combinations, are recorded at cost and consist of costs incurred for software patent applications. As of December 31, 2022, we had eight issued patents relating to our software. We received approval for three patents in 2013, one patent in 2018, three patents in 2021 and one patent in 2022 and began amortizing the costs of obtaining these patents over the estimated remaining lives of the patents. If a patent application is rejected or if we abandon efforts to obtain a new patent, all deferred patent costs are expensed immediately. Deferred patent costs related to patents for which we have not yet obtained approval totaled $0.4 million and $0.1 million as of December 31, 2021 and 2022, respectively. In connection with our annual goodwill and intangible asset impairment assessment in the fourth quarter of 2022, we recorded an impairment of $0.7 million related to our software patent applications, which is included in the impairment of goodwill and intangible assets line item in the consolidated statement of operations. Based on deferred patent costs as of December 31, 2022, the related amortization expense will be less than $0.1 million in each of the next five years. Intangible assets are as follows (in thousands):

	December 31,
	2021	2022
Deferred patent costs, gross	$647	$102
Less accumulated amortization	(85)	—
Deferred patent costs, net	$562	$102
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
During 2020, 2021 and 2022, we capitalized development costs for improvements to our platforms, including our Ads Manager and Ad Server, totaling $4.3 million, $10.1 million and $12.8 million, respectively. During the first quarter of 2020, we redesigned certain elements of this project and wrote off development costs totaling $1.0 million recognized in depreciation and amortization expense on our consolidated statement of operations.
Capitalized software development costs are as follows (in thousands):

	December 31,
	2021	2022
Capitalized software development costs, gross	$19,495	$32,895
Less accumulated amortization	(6,364)	(12,970)
Capitalized software development costs, net	$13,131	$19,925
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
Amortization of debt issuance costs included in interest expense, net totaled $0.3 million, $1.0 million and $1.6 million in 2020, 2021 and 2022, respectively.
Deferred debt issuance costs related to our lines of credit included in other long-term assets are as follows (in thousands):

	December 31,
	2021	2022
Debt issuance costs, gross	$598	$791
Less accumulated amortization	(459)	(593)
Debt issuance costs, net	$139	$198

Deferred debt issuance costs related to our Notes included in debt are as follows (in thousands):

	December 31,
	2021	2022
Debt issuance costs, gross	$5,596	$7,275
Less accumulated amortization	(1,092)	(3,319)
Debt issuance costs, net	$4,504	$3,956
Future amortization of debt issuance costs is as follows (in thousands):

Years Ending December 31,	Amortization
2023	1,461
2024	1,461
2025	1,034
2026	—
Total	$3,956
Advertising
We expense advertising costs as incurred. These costs are included in sales and marketing expense on our consolidated statements of operations. Advertising costs include direct marketing costs such as print advertisements, market research, direct mail, public relations and trade show expenses and totaled $1.0 million, $3.7 million and $4.7 million in 2020, 2021 and 2022, respectively.
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
Contingent Consideration
The consideration for the Company’s acquisitions may include future payments that are contingent upon the occurrence of a particular event. The Company records a contingent consideration obligation for such contingent payments at fair value on the acquisition date. The Company estimates the fair value of contingent consideration obligations through valuation models designed to estimate the probability of such contingent payments based on various assumptions and incorporating estimated success rates. Estimated payments are discounted using present value techniques to arrive at an estimated fair value at the balance sheet date. Changes in the fair value of the contingent consideration obligations are recognized within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Changes in the fair value of the contingent consideration obligations can result from changes to one or multiple inputs, including adjustments to the discount rates and assumptions used in preparing these models which include estimates such as revenue volatility, annualized recurring revenue, revenue discount rate, weighted average cost of capital, and our common stock volatility. Substantial judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period. Refer to Note 12—Fair Value Measurements for information regarding the fair value of our financial instruments.
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

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures, including software development, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. This new requirement caused us to utilize significant federal and state tax net operating loss carryforwards in the current year. The depreciation and amortization deferred income taxes line above was updated to include these capitalized research and development expenses for December 31, 2022.
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
On January 1, 2022 we adopted ASU 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Upon adoption, we recorded a decrease in accumulated deficit of $11.3 million, an increase to long-term debt of $40.2 million and a decrease to additional paid in capital of $51.5 million. Refer to Note 9, “Debt and Financing Arrangements” for further information about the Notes.
On January 1, 2022 we adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which require that an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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
During the years ended December 31, 2021 and December 31, 2022 we incurred $24.4 million of costs and $2.9 million of benefit in connection with our acquisitions, respectively. The benefit was due to a reduction of the estimated brokerage fee related to our reduced estimate of contingent consideration related to our Bridg acquisition. These costs (benefits) are included in acquisition and integration costs (benefit) on our condensed consolidated statements of operations and primarily represent legal, accounting and broker fees. The results of Entertainment have been included in the consolidated financial statements since its date of acquisition. For the year ended December 31, 2021, Dosh and Bridg's combined revenue included in the consolidated statement of operations were approximately 8% of consolidated revenue. For the year ended December 31, 2022, Entertainment's combined revenue included in the consolidated statement of operations was approximately 3% of consolidated revenue, respectively. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
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
During the year ended December 31, 2022 we recognized a goodwill impairment of $396.2 million and an intangible asset impairment of $56.4 million. Refer to Note 5—Goodwill and Acquired Intangibles for further details.
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
The following table presents the purchase consideration allocation recorded on our consolidated balance sheet as of the acquisition date (in thousands):

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
As a part of this acquisition, we have agreed to make a First Anniversary Payment equal to 20 times the annualized recurring revenue ("ARR"), based on the month preceding the anniversary, less $12.5 million, and a Second Anniversary Payment equal to 15 times the ARR for customers as of the first anniversary based on the month preceding the second anniversary, less the prior ARR at the first anniversary. The Second Anniversary Payment is subject to a specified cap. Refer to Note 12—Fair Value Measurements for further discussion.
As of December 31, 2022, the First Anniversary Payment has not been made and an agreement regarding the amount of the First Anniversary Payment has not been reached. Per the terms of the Agreement and Plan of Merger, we delivered the First Earnout Statement within thirty days of the end of the First Earnout Period. We subsequently agreed to extend the Stockholder Representative's review period. During the third quarter, we received an Earnout Objection Notice from the Stockholder Representative that alleges a material understatement of the First Anniversary Payment amount. We are continuing the dispute-resolution process specific to the First Anniversary Payment outlined in the Agreement and Plan of Merger, which was filed with the Securities and Exchange Commission as Exhibit 10.1 to a Form 8-K on November 18, 2022.
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
The following table presents the purchase consideration allocation recorded on our consolidated balance sheet as of the acquisition date (in thousands):

March 5, 2021
Cash and cash equivalents	$7,323
Accounts receivable and other assets	6,146
Intangible assets	80,000
Goodwill	205,690
Accounts payable and other liabilities	(4,146)
Consumer Incentive liability	(15,101)
Deferred tax liabilities	(2,302)
Total purchase consideration	$277,610

The goodwill was primarily attributed to the value of synergies created with our current and future offerings and of future growth expected from the labor force of Dosh. Goodwill is not expected to be deductible for income tax purposes. During the fourth quarter of 2021, we recorded a measurement period adjustment of $1.5 million of additional fair value of developed technology. During the fourth quarter of 2021, we recorded a measurement period adjustment to our income tax provision resulting in $2.3 million of additional goodwill. Refer to Note 11—Income Taxes for further details.
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

	Year Ended December 31,
	2021	2022
Revenue	$276,563	$298,563
Net loss	(134,925)	(465,536)

5.     GOODWILL AND ACQUIRED INTANGIBLES
The changes in the carrying amount of goodwill for the year ended December 31, 2022 are as follows (in thousands):

	Cardlytics Platform, U.S.	Bridg Platform	Consolidated
Balance as of December 31, 2020	$—	$—	$—
Goodwill additions	205,690	536,826	742,516
Balance as of December 31, 2021	205,690	536,826	742,516
Goodwill additions	5,062	—	5,062
Measurement period adjustments	(60)	1,445	1,385
Goodwill impairment	(46,262)	(349,980)	(396,242)
Balance as of December 31, 2022	$164,430	$188,291	$352,721
Goodwill is tested annually for impairment, unless certain triggering events require an interim impairment analysis, including macroeconomic conditions, industry and market considerations, costs factors, overall financial performance, and other relevant entity-specific events and changes. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. Our reporting units consist of the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform. There is no goodwill recorded within the Cardlytics platform in the U.K.
As a result of the sustained decline in our stock price, we determined that it was necessary to perform an interim impairment test for goodwill as of June 30, 2022. As a result of our interim impairment test, we determined that the carrying value of the Bridg platform, which is comprised entirely of an acquired business, exceeded its fair value, and consequently, we recognized a goodwill impairment of $83.1 million, with $455.1 million of goodwill remaining. As a result, the Bridg platform reporting unit had a fair value that is equal to carrying value as of the June 30, 2022 valuation date. The methods of determining fair value of the reporting units at June 30, 2022 included a combination of the discounted cash flow method under the income approach, and to a lesser extent the market approach.
We performed our annual impairment test as of October 1, 2022 and determined that the carrying value of both the Cardlytics platform in the U.S. and the Bridg platform exceeded their respective fair values, and we recognized goodwill impairment of $313.1 million.
The decline in the fair values of both the Cardlytics platform in the U.S. and the Bridg platform reporting units below their respective carrying values resulted from a continued slowdown in the global economy and decreased consumer spend, and a sustained decline in our stock price. The method of determining fair values of the reporting units at October 1, 2022 was the discounted cash flow method under the income approach, and to a lesser extent the market approach. The most significant assumptions utilized in the determination of the estimated fair of the Bridg platform and the Cardlytics platform in the U.S. are the discount rate and forecasts of future revenues and cash flows.
We prepared cash flow projections based on management's estimates of revenue growth rates and earnings growth rates for each reporting unit, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets.

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
We evaluate the recoverability of our finite-lived intangible assets and other long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. Prior to the quantitative goodwill impairment test, we evaluated the recoverability of these long-lived assets for our asset groups. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeded its estimated fair value.
In connection with our annual goodwill impairment assessment, in the fourth quarter of 2022, we also recorded impairments of intangible assets that are included in our Cardlytics platform in the U.S. segment, which primarily related to developed technology and customer relationship intangible assets from a previous acquisition. These intangible asset impairments totaled $56.4 million and are included in the impairment of goodwill and intangible assets line item in the consolidated statement of operations.
Our impairment analysis at October 1, 2022 incorporated revised forecasts that took into account the continued slowdown in the global economy and decreased consumer spend during the quarter and expected impacts of these disruptions on our results in the near term. Given the significant level of uncertainty that currently exists, management applied several alternative scenarios for market and company performance over the next several years to determine fair value. Other key assumptions were updated as appropriate, including the discount rate, which increased as a result of an increase in the equity risk premium, which was partially offset by a decrease in the risk free rate.
Acquired intangible assets subject to amortization as of December 31, 2022 were as follows:

	Cost	Accumulated Amortization	Impairments of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$3,500	$(1,744)	$(1,185)	$571	1.4
Developed technology	91,700	(24,882)	(27,630)	39,188	3.6
Merchant relationships	40,300	(12,301)	(14,385)	13,614	1.7
Partner relationships	2,000	(450)	(1,550)	—	0.0
Card-linked subscriber user base	17,000	(5,355)	(11,645)	—	0.0
Total other intangible assets	$154,500	$(44,732)	$(56,395)	$53,373
Amortization expense of acquired intangibles for the twelve months ended December 31, 2022 was $25.0 million.

As of December 31, 2022, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2023	13,765
2024	13,732
2025	13,228
2026	9,670
2027	2,978
Thereafter	—
Total expected future amortization expense	$53,373
6.     REVENUE
The Cardlytics Platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. During 2020, 2021 and 2022, Consumer Incentives totaled $76.5 million, $127.0 million and $143.9 million, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
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
The following table summarizes revenue by pricing model (in thousands):

	Year Ended December 31,
	2020	2021	2022
Cost per Served Sale	$131,045	$175,434	$180,701
Cost per Redemption	53,838	81,911	87,992
Other	2,009	1,409	8,492
Cardlytics platform revenue	$186,892	$258,754	$277,185

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
The following table summarizes revenue from the Bridg platform (in thousands):

	Year Ended December 31,
	2021	2022
Subscription revenue	$8,207	$21,190
Other revenue	155	167
Bridg platform revenue	$8,362	$21,357
The following table summarizes contract balances from the Bridg platform (in thousands):

		Year Ended December 31,
Contract Balance Type	Consolidated Balance Sheets Location	2021	2022
Contract assets, current	Accounts receivable and contract assets, net	$52	$28
Contract assets, long-term	Other long-term assets, net	26	—
Total contract assets		$78	$28

Contract liabilities, current	Deferred revenue	$1,627	$1,750
Contract liabilities, long-term	Long-term deferred revenue	173	334
Total contract liabilities		$1,800	$2,084
The following information represents the total transaction price for the remaining performance obligations as of December 31, 2022 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2022, we had $20.2 million of remaining performance obligations, of which $15.9 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
7.     LEASES
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2023 and 2027. During the year ended December 31, 2021, we recognized additional right-of-use assets and lease liabilities related to our operating leases of $5.1 million and $5.5 million, respectively. This includes $1.8 million of new lease agreements related to data center expansion, $0.6 million related to the renewal or modification of pre-existing data center lease agreements, $0.4 million of new lease agreements related to office space expansion and $0.9 million related to the renewal or modification of pre-existing office space lease agreements. Additionally, right-of-use assets and lease liabilities of $1.4 million and $1.8 million, respectively, were recorded related to the acquisitions of Dosh and Bridg and assumption of their existing lease agreements. Refer to Note 4—Business Combinations for further information. During the year ended December 31, 2022, we recognized additional right-of-use assets and lease liabilities of $2.5 million related to new lease agreements and lease modifications for office space.

During the year ended December 31, 2021, we incurred an impairment of $0.6 million to the right-of-use assets under operating leases, related to the discontinued use of office space lease obtained during the Dosh acquisition. The impairment is reflected in acquisition and integration costs in the Consolidated Statements of Operations and was attributable to the Cardlytics platform operating segment. Refer to Note 15—Segments for more information on our operating segments. During the year ended December 31, 2022, we incurred an impairment of $0.9 million to the right-of-use-assets as a result of decommissioning our data centers and the planned closure of our office in India.
During the year ended December 31, 2021 and 2022, respectively, we made cash payments of $7.3 million and $8.2 million for operating leases which are included in cash flows received from (used in) operating activities in our consolidated statement of cash flows.
Lease assets and liabilities, net, are as follows (in thousands):

		December 31,
Lease Type	Consolidated Balance Sheets Location	2021	2022
Operating lease assets	Right-of-use assets under operating leases, net	$10,196	$6,571
Finance lease assets	Property and equipment, net	86	48
Total lease assets		10,282	6,619

Operating lease liabilities, current	Current operating lease liabilities	6,028	4,910
Operating lease liabilities, long-term	Long-term operating lease liabilities	6,801	4,306
Finance lease liabilities, current	Accrued expenses	36	38
Finance lease liabilities, long-term	Other long-term liabilities	50	3
Total lease liabilities		$12,915	$9,257

The following table summarizes activity related to our leases (in thousands):

	December 31,
	2021	2022
Operating lease expense	$5,632	$6,598
Variable lease expense	936	1,294
Short-term lease expense	119	459
Total net operating lease cost	$6,687	$8,351

The following table presents our weighted average borrowing rates and weighted average lease terms:

	December 31,
	2021	2022
Operating leases:
Weighted average borrowing rate	3.4%	4.2%
Weighted average remaining lease term (years)	2.36	2.26

The following table summarizes future maturities of lease liabilities as of December 31, 2022 (in thousands):

Fiscal Year	Operating Leases
2023	$5,087
2024	2,409
2025	1,196
2026	599
Thereafter	397
Total lease payments	9,688
Imputed interest	472
Total lease liabilities	$9,216
8.    PROPERTY AND EQUIPMENT
Significant components of property and equipment are as follows (in thousands):

	December 31,
	2021	2022
Computer equipment	$28,848	$26,260
Leasehold improvements	7,689	7,863
Furniture and fixtures	1,232	1,273
Construction in progress	29	41
Property and equipment, gross	37,798	35,437
Less accumulated depreciation and amortization	(26,525)	(29,521)
Property and equipment, net	$11,273	$5,916
Depreciation expense was $5.6 million, $6.7 million and $5.4 million in 2020, 2021 and 2022, respectively.

9.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	December 31,
	2021	2022
Convertible senior notes, net	$184,398	$226,047
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest on debt of $0.7 million and $0.7 million as of December 31, 2021 and 2022, respectively.
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

The Notes are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument was computed using a discount rate of 6.50%, which was determined by estimating the fair value of a similar liability without the conversion option using Level 3 inputs. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the Notes using the effective interest rate method. The equity component is recorded in Additional Paid-in Capital and is not remeasured as long as it continues to meet the conditions for equity classification. On January 1, 2022 we adopted ASU 2020-06, Debt—Debt with Conversion Options which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Upon adoption, we recorded a decrease in accumulated deficit of $11.3 million, an increase to long-term debt of $40.2 million and a decrease to additional paid in capital of $51.5 million. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
The net carrying amount of the liability component of the Notes is as follows (in thousands):

	December 31,
	2021	2022
Principal	$230,000	$230,000
Minus: Unamortized debt discount	(41,098)	—
Minus: Unamortized issuance costs	(4,504)	(3,956)
Net carrying amount of the liability component	$184,398	$226,044

The net carrying amount of the equity component of the Notes is as follows (in thousands):

December 31,
2021
Proceeds allocated to the conversion options (debt discount)	$53,096
Minus: Issuance costs	(1,680)
Net carrying amount of the equity component	$51,416

Interest expense recognized related to the Notes is as follows (in thousands):

	December 31,
	2021	2022
Contractual interest expense (due in cash)	$2,300	$2,300
Amortization of debt discount	9,513	—
Amortization of debt issuance costs	874	1,461
Total interest expense related to the Notes	$12,687	$3,761
Effective interest rate	5.52%	1.64%
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
On September 17, 2020, we amended our 2018 Loan Facility to allow for the issuance of the Notes. On December 30, 2020, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit, from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. On April 2022, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of adjusted contribution and a minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. On November 29, 2022 we amended our 2018 Loan Facility to modify the eligible account receivable to exclude UK accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of adjusted contribution. On February 16, 2023 we amended our 2018 Loan Facility to remove and replace the former adjusted contribution covenant with a requirement to maintain a minimum level of adjusted EBITDA. As of December 31, 2022, we had $60.0 million of unused borrowings available under our 2018 Line of Credit.
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
Under the 2018 Loan Facility relating to the 2018 Line of Credit, we are able to borrow up to the lesser of $60.0 million or 50% of the amount of our eligible accounts receivable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate of 7.50% as of December 31, 2022. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $60.0 million revolving commitment. Interest accrued on the 2018 Term Loan at an annual rate of interest equal to the prime rate minus 2.75%, or 2.00% at the date of repayment in September 2019.
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
We believe we were in compliance with all financial covenants as of December 31, 2022.
Future Payments
Aggregate future payments of principal due upon maturity are as follows (in thousands):

Years Ending December 31,	Convertible Senior Notes
2023	$—
2024	—
2025	230,000
2026	—
Total debt	$230,000

10.     STOCK-BASED COMPENSATION
Our 2018 Equity Incentive Plan ("2018 Plan") became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Stock Plan ("2008 Plan"). Any awards granted under the 2008 Plan remain subject to the terms of our 2008 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2018 Plan. As of December 31, 2022, there were 405,830 shares of our common stock reserved for issuance under our 2018 Plan. The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 Plan increased by 1,673,858 shares on January 1, 2023.
The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2018 Plan provides for the grant of performance cash awards.
On July 18, 2022, our Board adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board approved an amendment to the Inducement Plan to reserve an additional 350,000 shares of our common stock.
The following table summarizes the allocation of stock-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2021	2022
Delivery costs	$1,181	$1,865	$2,682
Sales and marketing expense	9,857	13,780	11,935
Research and development expense	4,713	10,328	13,262
General and administration expense	16,645	24,291	16,807
Total stock-based compensation expense	$32,396	$50,264	$44,686
During 2020, 2021 and 2022, we capitalized $0.5 million, $0.7 million and $1.4 million, respectively, of stock-based compensation expense for software development. Additionally, during 2021, we recognized $12.5 million expense related to our assumption of unvested options and RSU and PSU grants to employees of our acquired businesses.
As of December 31, 2021, we have accrued $0.8 million of stock-based compensation for bonus in lieu of cash compensation which was not settled by the end of the year. This amount is presented within accrued compensation on our condensed consolidated balance sheet. This amount was settled in January 2022.
Common Stock Options
The term of each option to purchase shares of our common stock pursuant to the 2018 Plan is set by our board of directors or a committee thereof. Option awards are generally granted with an exercise price not less than the fair value per share of our common stock at the grant date. Option awards generally vest over four years and expire 10 years following the date of grant.

A summary of common stock option activity under our 2018 Plan is as follows (in thousands, except per share amounts):

	Shares	Weighted-Average Exercise Price Per Share	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding - December 31, 2019	1,000	$22.99
Granted	—	—
Exercised	(467)	21.78		$29,523
Forfeited	(19)	27.83
Cancelled	(1)	21.89
Outstanding - December 31, 2020	513	$23.91
Granted	—	—
Exercised	(106)	19.11		$9,710
Cancelled	(1)	22.16
Outstanding - December 31, 2021	406	$25.17
Granted	—	—
Exercised	(16)	23.77		$335
Cancelled	(31)	23.60
Outstanding - December 31, 2022	359	$25.37	1.10	$—
Exercisable - December 31, 2022	359	$25.37	1.10	$—
(1)For options exercised during the year, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at December 31, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $5.78 closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2022 that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during 2020, 2021 and 2022 was approximately $2.3 million, $0.5 million and zero, respectively. All stock option awards outstanding under our 2018 Plan have vested as of December 31, 2022.
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

The following table summarizes changes in common stock options from the Bridg acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2020	—	$—
Assumed	22	8.46
Exercised	(4)	8.53		$318
Options outstanding — December 31, 2021	18	8.45	9.35	$1,023
Assumed	—	—
Exercised	(2)	8.61		$87
Forfeited	(11)	8.37
Canceled	(2)	8.28
Options outstanding — December 31, 2022	3	8.67	8.35	$—
Exercisable — December 31, 2022	3	$8.72	8.35	$—
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at December 31, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $5.78 per share closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the twelve months ended December 31, 2022 was $0.1 million. As of December 31, 2022, unamortized stock-based compensation expense related to unvested common stock options was $0.1 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.4 years.
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

The following table summarizes changes in common stock options from the Dosh acquisition:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Options outstanding — December 31, 2020	—	$—
Assumed	104	3.06
Exercised	(30)	3.06		$2,492
Forfeited	(44)	3.06
Options outstanding — December 31, 2021	30	3.06	9.15	$1,847
Exercised	(5)	3.06		$230
Forfeited	(7)	3.06
Options outstanding — December 31, 2022	18	3.06	8.18	$46
Exercisable — December 31, 2022	9	$3.06	8.18	$24
(1)For options exercised during the period, the aggregate intrinsic value represents the total pre-tax intrinsic value received by option holders based on the closing price of our common stock as reported on the Nasdaq Global Market on the exercise date. For options outstanding and exercisable at December 31, 2022, the aggregate intrinsic value represents the total pre-tax intrinsic value based on the $5.78 per share closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2022, that would have been received by option holders had all in-the-money options been exercised on that date.
The total fair value of options vested during the twelve months ended December 31, 2022 was $0.9 million. As of December 31, 2022, unamortized stock-based compensation expense related to unvested common stock options was $0.8 million, and the weighted-average period over which such stock-based compensation expense will be recognized was 1.37 years.
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

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2019	1,741	$18.55
Granted	1,758	43.07
Vested	(779)	28.56
Forfeited/canceled	(286)	23.34
Unvested - December 31, 2020	2,434	$32.49
Granted	975	106.24
Vested	(724)	32.51
Forfeited	(391)	51.54
Unvested - December 31, 2021	2,294	$60.58
Granted	6,182	24.74
Vested	(984)	49.15
Forfeited	(1,536)	59.94
Unvested - December 31, 2022	5,956	$25.43	2.93	$116,941
Service-based Restricted Stock Units
During 2022, we granted 4,441,032 RSUs to employees, executives, and our non-employee directors, which have annual vesting periods ranging from immediately vesting to four years. We also granted 1,345,261 RSUs to our recently hired Chief Executive Officer, which have a four year vesting period. During 2021, we additionally granted 30,624 immediately vesting RSUs resulting from the modification of awards through separation agreements. The immediately vesting awards replaced previously granted RSUs which were cancelled as a result of the modification. As of December 31, 2022, there was approximately $116.9 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.9 years. The aggregate intrinsic value based on the $5.78 closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2022 of unvested RSUs is $34.4 million as of December 31, 2022.
Subsequent to December 31, 2022, we granted 527,308 RSUs to employees, which have annual vesting periods ranging from two to four years. The unamortized stock-based compensation expense related to all RSUs granted subsequent to December 31, 2022 is $3.1 million.
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
In April 2020, we granted 476,608 performance-based restricted stock units ("2020 PSUs"), of which 443,276 units have a performance-based vesting condition based on a minimum average revenue per user ("ARPU") target over a trailing 12-month period and 33,332 units have the same performance-based vesting conditions as those that unmet at the time under the 2019 PSUs described above. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six months after achievement date and 25% of the award vests 12 months after the achievement date. During the year-ended December 31, 2022, we reassessed the likelihood of achieving the 2020 PSUs performance-based vesting condition and concluded the achievement is no longer probable. As a result of the change in estimate, we have recognized the cumulative expense associated with the 2020 PSUs from the grant date as a benefit to stock-based compensation during the year ended December 31, 2022.
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
In March 2022 and August 2022, we granted 269,202 and 25,248 performance-based restricted stock units ("2022 PSUs"), respectively, consisting of three tranches. The first two tranches each represent 25% of the grant, and each vest upon the achievement of certain milestones related to the installation of our Ad Server at our FI Partners. 50% of the third tranche vests upon the achievement of a certain number of advertisers purchasing both the Cardlytics and Bridg platforms at a target incremental billings amount over 2021, and the remaining 50% of the tranche vests six months after this target is achieved. In December 2022, the compensation committee of our board of directors certified that the first tranche's milestone related to the installation of our Ad Server at our FI partners had been achieved, which resulted in the immediate vesting of the first tranche representing 25% of the grant.

In July 2022, we granted 100,990 PSUs which vest on the achievement of specific revenue-based performance metrics ("2022 Bridg PSUs"). With the exception of the 2020 PSUs, we believe that the achievement of all of the above referenced performance-based vesting conditions are probable before the awards' respective expiration dates.
Employee Stock Purchase Plan
Our board of directors adopted and our stockholders have approved our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective and enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. During 2020, 2021 and 2022, a total of 59,173, 41,473 and 167,622 shares of common stock were purchased by employees under the 2018 ESPP, respectively.
As of December 31, 2022, 878,969 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 334,771 shares on January 1, 2023. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP.
11.    INCOME TAXES
Domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2021	2022
Domestic	$(42,613)	$(122,087)	$(455,202)
Foreign	(12,809)	(14,342)	(11,508)
Loss before income taxes	$(55,422)	$(136,429)	$(466,710)
The significant components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2020	2021	2022
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign (1)	—	—	—
Total current	—	—	—
Deferred:
Federal	23,062	31,106	38,508
State	3,744	4,942	6,317
Foreign	1,713	2,184	3,075
Change in uncertain tax positions	(117)	(596)	(587)
Change in valuation allowance	(28,402)	(29,772)	(45,867)
Total deferred	—	7,864	1,446
Income tax benefit	$—	$7,864	$1,446
(1)The current income tax (expense) during 2020, 2021 and 2022 excludes Indian income tax expense of less than $0.3 million, $0.2 million and $0.2 million, respectively.

The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate:

	Year Ended December 31,
	2020	2021	2022
Tax benefit at federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	—%	2.08%	0.08%
Change in federal and state statutory rate	0.35%	(0.14)%	0.15%
Foreign rate differential	(0.62)%	(0.19)%	0.01%
Goodwill impairment	—%	—%	(17.82)%
Contingent liability remeasurement	—%	—%	5.71%
Other adjustments	7.36%	4.68%	1.03%
Valuation allowance	(28.57)%	(21.75)%	(9.87)%
Income tax benefit	(0.48)%	5.68%	0.29%
The significant components of deferred income taxes are as follows (in thousands):

	December 31,
	2021	2022
Net operating loss carry-forwards	$145,273	$155,949
Allowance for credit losses	212	776
Depreciation and amortization	(42,053)	1,485
Stock-based compensation	7,889	7,020
Deferred costs	7,898	6,599
IRC Section 163(j) interest expense limitation	77	—
Other tax credit carry-forward	4,249	5,683
Other temporary differences	322	1,936
Valuation allowance	(123,867)	(179,448)
Net long-term deferred tax asset	$—	$—
We have generated historical net losses and recorded a full valuation allowance against our net deferred tax assets, and we expect to maintain a full valuation allowance in the near term. Realization of any of our net deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. During 2022, we released $1.4 million of our valuation allowance related to net deferred tax liabilities arising from the acquisitions of Bridg resulting in an income tax benefit of $1.4 million reflected on our consolidated statement of operations. Deferred tax liabilities for Bridg primarily related to acquired intangible assets.
The following table presents changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2020	2021	2022
Beginning balance	$(70,231)	$(85,991)	$(123,867)
Allowance for domestic and foreign net operating loss carry-forwards	(26,277)	(51,856)	(13,360)
Rate change on domestic net operating loss carry-forwards	(82)	419	235
Convertible debt additional paid-in capital tax adjustment - valuation allowance impact	12,642	—	(9,714)
Other changes	(2,043)	13,561	(32,742)
Ending balance	$(85,991)	$(123,867)	$(179,448)

As of December 31, 2021 and 2022 we have $586.2 million and $625.5 million, respectively, of gross U.S. federal net operating loss carry forwards that will begin to expire in the 2028 tax year. Additionally, we have $243.6 million and $254.1 million of gross state net operating loss carry-forwards as of December 31, 2021 and 2022, respectively that will expire between the 2022 and 2042 tax years for states that do not have indefinite carry-forward periods for net operating losses generated in recent years.
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
Our results during 2020, 2021 and 2022 reflect state tax credits related to hiring and research activities that are utilized through the reduction of state payroll tax withholdings totaling $1.4 million, $1.3 million and $0.9 million, respectively.
As of December 31, 2021 and 2022, Cardlytics UK had gross net operating losses of $43.0 million and $47.8 million, respectively. Foreign net operating loss carry-forwards expire according to the rules of each country. In the U.K., there is an indefinite carry-forward period. As of December 31, 2022, Cardlytics UK held cash and cash equivalents of $3.4 million. While our investment in Cardlytics UK is not considered to be permanently invested, we do not plan to repatriate these funds. Further, although the tax basis of our investment in Cardlytics UK exceeds its book basis, we have not recorded a deferred tax asset since we do not believe that a reversal of this temporary difference will occur in the foreseeable future.
The following table summarizes the activity related to our gross unrecognized tax benefits that would affect our effective tax rate, if recognized (in thousands):

	Year Ended December 31,
	2020	2021	2022
Beginning balance	$185	$302	$1,128
Increase related to current year tax position	117	826	478
Ending balance	$302	$1,128	$1,606
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
During the year ended December 31, 2022 we recognized a goodwill impairment of $396.2 million. The fair value of our reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Refer to Note 5—Goodwill and Acquired Intangibles for further details.
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

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$182,470	$182,470
Long-term contingent consideration	—	—	49,825	49,825
Total liabilities	$—	$—	$232,295	$232,295

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$104,121	$104,121
Long-term contingent consideration	—	—	—	—
Total liabilities	$—	$—	$104,121	$104,121
The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	December 31, 2021	December 31, 2022
Beginning balance	$—	$232,295
Increase due to acquisition	230,921	—
Unrealized loss due to change in fair value	1,374	(128,174)
Ending balance	$232,295	$104,121
As of December 31, 2022, we have determined the First Anniversary Payment to be $126.4 million, inclusive of $118.7 million of contingent consideration and $7.7 million of broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. The fair value of the contingent consideration related to the First Anniversary Payment is $47.6 million, which reflects the impact of a $71.1 million mark-to-market reduction in fair value of the 2,068,995 shares of our common stock that we expect to issue to satisfy 70% of the contingent consideration to Bridg shareholders at an agreed-upon volume-weighted average price of $40.15 per share. These shares have been revalued based on the $5.78 per share closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2022. As of December 31, 2022, the First Anniversary Payment has not been settled. Refer to Note 4—Business Combinations for further discussion.
As of December 31, 2022, we have estimated the Second Anniversary Payment to be $67.8 million, inclusive of $62.6 million of contingent consideration and $5.2 million of broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. The fair value of the contingent consideration related to the Second Anniversary Payment is $56.6 million. In order to determine the fair value, we simulated forecasted revenue using a revenue volatility assumption from comparable market data. We then determined the appropriate discount rate for the assumed cash component and used a Monte Carlo simulation for the assumed stock component. The assumptions used in preparing this model includes estimates such as revenue volatility, revenue discount rate, weighted average cost of capital, and our common stock volatility.
The following table summarizes key assumptions used for estimating the fair value of the contingent consideration:

	December 31, 2021	December 31, 2022
Revenue volatility	20.0%	20.0%
Revenue discount rate	4.7%	8.7%
Weighted average cost of capital	12.5%	17.0%
Common stock volatility	69.0%	156.0%
Portion to be paid in cash	30.0%	30.0%

13.     COMMITMENTS AND CONTINGENCIES
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
The following table presents changes in deferred implementation costs (in thousands):

	December 31,
	2020	2021	2022
Beginning balance	$8,383	$3,785	$—
Recoveries through Partner Share	—	—	—
Amortization	(3,915)	(2,826)	—
Impairment	(683)	(959)	—
Ending balance	$3,785	$—	$—
We have a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which began on April 1, 2022. To the extent that this commitment is expected to exceed the amount of Partner Share otherwise payable to such FI partner in the absence of such commitment, we accrue any expected shortfall over the commitment period. We accrued for zero and $3.2 million of expected minimum Partner Share commitment shortfalls as of December 31, 2021 and 2022, respectively.
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
In March 2022, we entered into a cloud hosting arrangement guaranteeing an aggregate spend of $7.2 million over the first twelve months of the arrangement. In January 2023 we renewed our agreement guaranteeing an aggregated spend of $13.5 million over a twelve month period.

Litigation
From time to time, we may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. We make assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. We record a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range. If no amount within the range is a better estimate than any other amount, we accrue the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, we disclose the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, we disclose the nature and estimate of the possible loss of the litigation. We do not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. We are currently in a dispute with the Bridg Stockholder Representative regarding the amount of the First Anniversary Payment. Refer to Note 4—Business Combinations for further discussion. Other than this dispute, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

14.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for 2020, 2021 and 2022 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	December 31,
	2020	2021	2022
Common stock options	513	454	380
Convertible Senior Notes	2,701	2,701	2,701
Restricted stock units	2,434	2,294	5,956
Common stock issuable pursuant to the ESPP	4	9	95
15.     SEGMENTS
As of December 31, 2022, we have three operating segments: the Cardlytics platform in the U.S. and U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs is also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies.
The following table provides information regarding our reportable segments (in thousands):

	Year Ended December 31,
	2020	2021	2022
Cardlytics platform
Adjusted contribution	$82,182	$121,675	$122,981
Plus: Adjusted Partner Share and other third-party costs(1)	104,710	137,079	154,204
Revenue	$186,892	$258,754	$277,185
Bridg platform
Adjusted contribution	$—	$7,953	$20,054
Plus: Adjusted Partner Share and other third-party costs(1)	—	409	1,303
Revenue	$—	$8,362	$21,357
Total
Adjusted contribution	$82,182	$129,628	$143,035
Plus: Adjusted Partner Share and other third-party costs(1)	104,710	137,488	155,507
Revenue	$186,892	$267,116	$298,542
(1)Adjusted Partner Share and other third-party costs presented above represents GAAP Partner Share and other third-party data costs less deferred implementation costs, which is detailed below in our reconciliation of GAAP loss before income taxes to adjusted contribution.

Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted contribution demonstrates how incremental revenue on our platforms generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our Partner Share and other third-party costs exclusive of deferred implementation costs, which is a non-cash cost. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Year Ended December 31,
	2020	2021	2022
Adjusted contribution	$82,182	$129,628	$143,035
Minus:
Deferred implementation costs(1)	4,598	3,785	—
Delivery costs	14,310	22,503	30,403
Sales and marketing expense	45,307	65,996	74,745
Research and development expense	17,532	38,104	54,435
General and administration expense	46,532	66,222	81,446
Change in fair value of contingent consideration	—	1,374	(128,174)
Impairment of goodwill and intangible assets	—	—	453,288
Acquisition and integration costs (benefits)	—	24,372	(2,874)
Depreciation and amortization expense	7,826	29,871	37,544
Total non-operating (income) expense	1,499	13,830	8,932
Loss before income taxes	$(55,422)	$(136,429)	$(466,710)
(1)Deferred implementation costs is excluded from adjusted Partner Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to adjusted contribution.
The following tables provide geographical information (in thousands):

	Year Ended December 31,
	2020	2021	2022
Revenue:
United States	$172,808	$246,315	$275,256
United Kingdom	14,084	20,801	23,286
Total	$186,892	$267,116	$298,542

	December 31,
	2021	2022
Property and equipment:
United States	$7,750	$4,453
United Kingdom	3,423	1,463
India	100	—
Total	$11,273	$5,916

Capital expenditures within the United Kingdom and India were $2.8 million, $0.7 million and $0.5 million during 2019, 2021 and 2022, respectively.
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
Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During 2020, 2021 and 2022, our top five marketers accounted for 35%, 29% and 17% of our revenue, respectively, with one marketer accounting for over 10% during 2020 and 2021. No marketer represented over 10% during 2022. As of December 31, 2021 and 2022, our top five marketers accounted for 19% and 18% of our accounts receivable, respectively, with no individual marketer representing over 10% as of the end of each period, respectively.
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
During 2020 and 2021, our top two FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 25%. No other partner accounted for over 10% of Partner Share during these periods. During 2022, our top three FI partners combined to account for over 80% of the total Partner Share we paid to all partners, with the top two FI partners each representing over 20% and third largest FI partner representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued at attestation report on the effectiveness of our internal control over financial reporting, which appears in this Annual Report.
Remediation of a Material Weakness
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to our review and oversight of our third-party valuation specialists, as further described in Item 9A of our Annual Report on Form 10-K and Form 10-K/A filed with the SEC on March 1, 2022 and May 2, 2022, respectively. In light of the material weakness, we performed the following remediation actions during the year ended December 31, 2022:
•Evaluated the design of the level of precision of the review of third-party valuation specialists
•Enhanced level of precision of the review of third-party valuation specialists
We consider our remediation efforts with respect to the material weakness to be complete as of December 31, 2022 because we believe the enhanced controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for our remediation of the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Cardlytics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cardlytics, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2023
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the fiscal year ended December 31, 2022.
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.cardlytics.com. The Nominating and Corporate Governance Committee of our Board of Directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. If we make any substantive amendments to the Code of Conduct or we grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
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
(iii)Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.
(b)Exhibits:

		Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-222531	4.1	1/29/2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 4, 2017	S-1	333-222531	4.2	1/12/2018
4.3	Description of Cardlytics, Inc. Common Stock	10-K	001-38386	4.3	3/3/2020
4.4	Indenture, dated as of September 22, 3030, by and between the Registrant ant U.S. Bank National Association, as Trustee.	8-K	001-38386	4.1	9/22/2020
4.5	Form of Global Note, representing the Registrant’s 1.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38386	4.2	9/22/2020
10.1	Office Lease Agreement, dated as of August 5, 2013, by and between the Registrant and Jamestown Ponce City Market, L.P., as amended to date	S-1	333-222531	10.12	1/12/2018
10.2†	2008 Stock Plan and Forms of Option Agreement, Notice of Stock Option Grant, Exercise Notice, Restricted Stock Unit Notice and Restricted Stock Unit Agreement thereunder, as amended to date	S-1/A	333-222531	10.1	1/29/2018
10.3†	2018 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	S-1/A	333-222531	10.2	1/29/2018
10.4†	2018 Employee Stock Purchase Plan	S-1/A	333-222531	10.3	1/29/2018
10.5†	Form of restricted securities unit award of the Registrant	S-1	333-222531	10.8	1/12/2018
10.6†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-222531	10.9	1/12/2018
10.7†	Form of Amended and Restated Separation Pay Agreement by and between the Registrant and each of Scott D. Grimes, Lynne M. Laube, David T. Evans and Kirk L. Somers	S-1/A	333-222531	10.11	1/29/2018
10.8#	Software License, Customization and Maintenance Agreement, dated as of November 4, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.16	1/12/2018

10.9#	Master Agreement and Schedule #1 to the Master Agreement, dated May 3, 2018 and May 7, 2018, respectively, by and between the Company and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/14/2018
10.10	Loan and Security Agreement, dated as of May 21, 2018, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/14/2018
10.11	First Amendment to Loan and Security Agreement, dated March 27, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	5/9/2019
10.12	Non-Employee Director Compensation Plan	10-K	001-38386	10.13	3/1/2022
10.13	Second Amendment to Loan and Security Agreement, dated May 14, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/8/2019
10.14	Third Amendment to Loan and Security Agreement, dated September 24, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	11/12/2019
10.15	2018 Amendment to Schedule #1 to the Master Agreement, dated October 23, 2018, by and between the Registrant and JPMorgan Chase Bank, N.A.	10-K	001-38386	10.22	3/3/2020
10.16	Fourth Amendment to Loan and Security Agreement, dated February 27, 2020, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/11/2020
10.17	Second Amendment to Schedule #1, dated June 4, 2020, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/4/2020
10.18	Fifth Amendment to Loan and Security Agreement, dated September 17, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	11/2/2020
10.19^	2020 Amendment to General Services Agreement, dated December 2, 2020, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.27	3/3/2021
10.20	Sixth Amendment to Loan and Security Agreement, dated December 30, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-K	001-38386	10.28	3/3/2021
10.21	Form of Confirmation for Capped Call Transactions	8-K	001-38386	10.1	9/22/2020
10.22	Assumption Agreement and Seventh Amendment to Loan and Security Agreement, dated as of March 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/4/2021
10.23	Assumption Agreement and Seventh Amendment to Loan and Security Agreement, dated as of April 7, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	8/3/2021

10.24	Assumption Agreement and Eighth Amendment to Loan and Security Agreement, dated as of May 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/3/2021
10.25	Agreement and Plan of Merger, dated April 12, 2021, by and among Cardlytics, Inc., Bridg, Inc., Mr. T Merger Sub, Inc., and Shareholder Representative Services LLC	8-K	001-38386	10.1	11/18/2022
10.26	2020 Bonus Plan of the Registrant	10-K	001-38386	10.31	3/1/2022
10.27	2021 Bonus Plan of the Registrant	10-K	001-38386	10.32	3/1/2022
10.28	Assumption Agreement and Tenth Amendment to Loan and Security Agreement, dated as of April 29, 2022, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/2/2022
10.29	Form of Transition Agreement by and between the Registrant and Kirk L. Somers	10-Q	001-38386	10.1	8/2/2022
10.30	General Service Agreement dated as of July 7, 2022 by and between the Registrant and Bank of America, N.A.	10-Q	001-38386	10.2	8/2/2022
10.31	Statement of Work Agreement dated as of July 7, 2022 by and between the Registrant and Bank of America, N.A.	10-Q	001-38386	10.3	8/2/2022
10.32	Transition Letter Agreement between Lynne M. Laube and Cardlytics, Inc.	10-Q	001-38386	10.1	11/1/2022
10.33	Offer Letter Agreement between Karim Temsamani and Cardlytics, Inc.	10-Q	001-38386	10.2	11/1/2022
10.34	Severance Agreement between Karim Temsamani and Cardlytics, Inc.	10-Q	001-38386	10.3	11/1/2022
10.35	Severance Agreement between Nick Lynton and Cardlytics, Inc.	10-Q	001-38386	10.4	11/1/2022
10.36	2022 Inducement Plan	10-Q	001-38386	10.7	11/1/2022
10.37	Form of option grant notice and agreement under 2022 Inducement Plan	10-Q	001-38386	10.8	11/1/2022
10.38	Form of restricted stock unit grant notice and agreement under 2022 Inducement Plan	10-Q	001-38386	10.9	11/1/2022
10.39	Resignation and Release Agreement between Lynne Laube and Cardlytics, Inc.	8-K	001-38386	10.1	11/14/2022
10.40	Resignation and Release Agreement between Scott Grimes and Cardlytics, Inc.	8-K	001-38386	10.2	11/14/2022
10.41*	Assumption Agreement and Eleventh Amendment to Loan and Security Agreement, dated as of November 29, 2022, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender
10.42*	Offer Letter Agreement between Amit Gupta and Cardlytics, Inc.
10.43*	Severance Agreement between Amit Gupta and Cardlytics, Inc.
10..44*	Assumption Agreement and Twelfth Amendment to Loan and Security Agreement, dated as of February 16, 2023, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender
10.45*	Amendment to Inducement Plan
10.46*	2022 Bonus Plan of the Registrant
21.1	Subsidiaries of the Registrant	10-Q	001-38386	21.1	8/14/2018
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch	XBRL Taxonomy Schema Linkbase Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
104.0	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

Cardlytics, Inc.

March 1, 2023	By:	/s/ Karim Temsamani
Karim Temsamani
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Karim Temsamani	Chief Executive Officer and Director	March 1, 2023
Karim Temsamani	(Principal Executive Officer)

/s/ Andrew Christiansen	Chief Financial Officer	March 1, 2023
Andrew Christiansen	(Principal Financial and Accounting Officer)

/s/ David L. Adams	Director	March 1, 2023
David L. Adams

/s/ John V. Balen	Board Chairman	March 1, 2023
John V. Balen

/s/ Jessica Jensen	Director	March 1, 2023
Jessica Jensen

/s/ John Klinck	Director	March 1, 2023
John Klinck

/s/ Aimée Lapic	Director	March 1, 2023
Aimée Lapic

/s/ Chris Suh	Director	March 1, 2023
Chris Suh

/s/ Tony Weisman	Director	March 1, 2023
Tony Weisman