Form 10-Q
period 2023-03-31
Cardlytics, Inc.
filed 2023-05-04
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2023, there were 33,908,198 shares outstanding of the registrant’s common stock, par value $0.0001.

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
•The total amount we will have to pay in connection with the acquisition of Bridg has not been conclusively determined, and it may be materially larger than we expect.
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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	December 31, 2022	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$121,905	$139,194
Restricted cash	80	82
Accounts receivable and contract assets, net	115,609	93,707
Other receivables	4,470	5,143
Prepaid expenses and other assets	7,978	8,261
Total current assets	250,042	246,387
Long-term assets:
Property and equipment, net	5,916	4,755
Right-of-use assets under operating leases, net	6,571	7,295
Intangible assets, net	53,475	50,006
Goodwill	352,721	352,721
Capitalized software development costs, net	19,925	20,811
Other long-term assets, net	2,586	2,621
Total assets	$691,236	$684,596
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,765	$2,073
Accrued liabilities:
Accrued compensation	10,486	7,457
Accrued expenses	21,335	21,990
Partner Share liability	48,593	38,950
Consumer Incentive liability	53,983	43,354
Deferred revenue	1,751	2,769
Current operating lease liabilities	4,910	4,713
Current contingent consideration	104,121	69,537
Total current liabilities	248,944	190,843
Long-term liabilities:
Convertible senior notes, net	226,047	226,407
Long-term operating lease liabilities	4,306	4,933
Deferred liabilities	334	93
Long-term debt	—	30,000
Total liabilities	$479,631	$452,276
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, and 33,477 and 33,671 shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively	$9	$9
Additional paid-in capital	1,182,568	1,190,949
Accumulated other comprehensive income	5,598	4,324
Accumulated deficit	(976,570)	(962,962)
Total stockholders’ equity	211,605	232,320
Total liabilities and stockholders’ equity	$691,236	$684,596
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2023
Revenue	$67,928	$64,331
Costs and expenses:
Partner Share and other third-party costs	35,153	33,384
Delivery costs	6,533	6,424
Sales and marketing expense	17,648	13,948
Research and development expense	12,291	11,564
General and administration expense	20,425	13,070
Acquisition and integration (benefit) cost	(4,599)	1,723
Change in fair value of contingent consideration	(65,050)	(34,584)
Depreciation and amortization expense	9,871	6,575
Total costs and expenses	32,272	52,104
Operating income	35,656	12,227
Other expense (income):
Interest expense, net	(947)	(8)
Foreign currency (loss) gain	(1,671)	1,389
Total other (expense) income	(2,618)	1,381
Income before income taxes	33,038	13,608
Income tax benefit	—	—
Net income	33,038	13,608
Net income attributable to common stockholders	$33,038	$13,608
Net income per share attributable to common stockholders, basic	$0.98	$0.41
Net income per share attributable to common stockholders, diluted	$0.91	$0.40
Weighted-average common shares outstanding, basic	33,741	33,595
Weighted-average common shares outstanding, diluted	37,185	36,727
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2023
Net income	$33,038	$13,608
Other comprehensive income:
Foreign currency translation adjustments	1,367	(1,274)
Total comprehensive income	$34,405	$12,334
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Three Months Ended March 31, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
Stock-based compensation	—	—	8,381	—	—	8,381
Settlement of restricted stock	168	—	—	—	—	—
Other comprehensive income	—	—	—	(1,274)	—	(1,274)
Net income	—	—	—	—	13,608	13,608
Balance – March 31, 2023	33,645	$9	$1,190,949	$4,324	$(962,962)	$232,320

Three Months Ended March 31, 2022:

			Additional Paid-In-Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2021	33,534	$9	$1,212,823	$486	$(522,618)	$690,700
Cumulative effect upon adoption of ASU	—	—	(51,417)	—	11,312	(40,105)
Exercise of common stock options	12	—	195	—	—	195
Stock-based compensation	—	—	14,538	—	—	14,538
Settlement of restricted stock	71	—	—	—	—	—
Common stock purchase consideration for the acquisition of Entertainment	173	—	11,937	—	—	11,937
Other comprehensive income	—	—	—	1,367	—	1,367
Net income	—	—	—	—	33,038	33,038
Balance – March 31, 2022	33,790	$9	$1,188,076	$1,853	$(478,268)	$711,670

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2023
Operating activities
Net income	$33,038	$13,608
Adjustments to reconcile net income to net cash used in operating activities:
Credit loss expense (gain)	346	(246)
Depreciation and amortization	9,871	6,575
Amortization of financing costs charged to interest expense	402	407
Amortization of right-of-use assets	1,516	1,235
Stock-based compensation expense	13,585	7,968
Change in fair value of contingent consideration	(65,050)	(34,584)
Other non-cash expense (income), net	1,574	(905)
Change in operating assets and liabilities:
Accounts receivable	15,279	21,405
Prepaid expenses and other assets	(725)	(369)
Accounts payable	(855)	(1,691)
Other accrued expenses	(11,569)	(3,136)
Partner Share liability	(9,600)	(9,701)
Consumer Incentive liability	(7,503)	(10,630)
Net cash used in operating activities	(19,691)	(10,064)
Investing activities
Acquisition of property and equipment	(397)	(360)
Acquisition of patents	(49)	—
Capitalized software development costs	(2,314)	(2,442)
Business acquisitions, net of cash acquired	(2,274)	—
Net cash used in investing activities	(5,034)	(2,802)
Financing activities
Proceeds from issuance of debt	—	30,000
Principal payments of debt	(13)	(4)
Proceeds from issuance of common stock	195	—
Deferred debt costs	—	(15)
Net cash provided by financing activities	182	29,981
Effect of exchange rates on cash, cash equivalents and restricted cash	(634)	176
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,177)	17,291
Cash, cash equivalents, and restricted cash — Beginning of period	233,562	121,985
Cash, cash equivalents, and restricted cash — End of period	$208,385	$139,276

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2023
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$208,293	$139,194
Restricted cash	92	82
Total cash, cash equivalents and restricted cash — End of period	$208,385	$139,276

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$1,169	$1,268
Common stock purchase consideration for acquisition of Entertainment	$11,937	$—
Amounts accrued for property and equipment and capitalized software development costs	$29	$—

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We operate an advertising platform within our own and our partners' digital channels, which includes online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants that provide us with access to their point-of-sale data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
We also operate through (1) Dosh Holdings LLC, a wholly owned and operated subsidiary in the United States, (2) HSP EPI Acquisition, LLC ("Entertainment"), a wholly owned and operated subsidiary in the United States, and (3) Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales.
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business, which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2022.
Acquisitions
On January 7, 2022, we purchased Entertainment for $13.0 million in equity at an agreed-upon price of $66.52 per share, subject to $1.1 million of fair value adjustments based on the acquisition close date, and $2.3 million in cash, subject to $0.4 million of adjustments, for an acquisition date fair value of $14.6 million. Refer to Note 3 - Business Combinations for further information.
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
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on advertising, which may impact our business and our customers’ businesses.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition and operating results, see the section titled “Risk Factors.”

2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Significant Accounting Policies
There have been no changes to our significant accounting policies, other than the standards adopted below. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2022, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Topic 606, at fair value on the acquisition date. ASU 2020-08 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. On January 1, 2022 we early adopted this standard with no material impact to our financial statements.
3.     BUSINESS COMBINATIONS
Acquisition of Bridg
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.8 million of adjustments and escrows, and contingent consideration with an initial fair value of $230.9 million related to additional potential future payments. Under the Merger Agreement, the potential payment to be paid within approximately 2 business days of the determination or agreement of the first payment amount (the "First Anniversary Payment") is to be equal to 20 times the difference between the U.S. annualized recurring revenue ("ARR"), based on revenue in April 2022, and $12.5 million. The potential payment to be paid within approximately 2 business days of the determination of the second payment amount (the “Second Anniversary Payment”) will be equal to 15 times the difference between the ARR for customers as of the first anniversary, based on the April 2023 revenue, and the prior ARR at the first anniversary. At least 30% of each of the First Anniversary Payment and the Second Anniversary Payment will be paid in cash, with the remainder to be paid in cash or our common stock, at our option. If we choose to pay a portion of the First Anniversary Payment or Second Anniversary Payment in our common stock, the number of shares will be determined by dividing the amount of the payment by the trailing 20-day volume-weighted average price ending on the first anniversary date or second anniversary date, as applicable. We also assumed unvested options to purchase Bridg’s common stock and attributed $0.8 million of their fair value to the pre-combination service period. ARR is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Refer to Note 8—Fair Value Measurements and Note 12—Subsequent events for further information.

As of March 31, 2023, the First Anniversary Payment has not been made. Per the terms of the Merger Agreement, we delivered the First Earnout Statement within 30 days of the first anniversary of the acquisition. We subsequently agreed to extend the Bridg stockholder representative's review period. During the third quarter of 2022, we received an objection from the Bridg stockholder representative that alleges a material understatement of the First Anniversary Payment amount. We followed the dispute resolution process specific to the First Anniversary Payment outlined in the Merger Agreement and referred the matter to an independent accountant. On April 28, 2023, the independent accountant made its determination of the appropriate amount of ARR at the first anniversary and as a result the Company was able to calculate the amount of the First Anniversary Payment. Refer to Note 12—Subsequent events for further information.
During the three months ended March 31, 2022 and 2023, we incurred a $4.6 million benefit and a $1.7 million of expense, respectively, in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. These benefits and costs are included in acquisition and integration benefit (cost) on our condensed consolidated statements of operations.
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
The results of Entertainment have been included in the consolidated financial statements since its date of acquisition. For each of the three months ended March 31, 2022 and 2023, Entertainment's combined revenue included in the consolidated statement of operations was approximately 3% of consolidated revenue. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.

Pro forma consolidated results of operations
The following unaudited pro forma financial information presents combined results of operations for the period presented as if the acquisition of Entertainment had been completed on January 1, 2022. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortize expense for the intangible assets acquired and to eliminate the acquisition transaction expenses recognized in the period. The pro forma financial information is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred on January 1, 2022 or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

Three Months Ended March 31, 2022
(in thousands)
Revenue	$67,949
Net income	$32,766

4.     GOODWILL AND ACQUIRED INTANGIBLES
There have been no changes to the carrying amounts of goodwill since December 31, 2022. The carrying amounts of goodwill for the three months ended March 31, 2023 are as follows (in thousands):

	Cardlytics Platform	Bridg Platform	Consolidated
Gross goodwill	$210,692	$538,271	$748,963
Accumulated impairments	(46,262)	(349,980)	(396,242)
Net goodwill	$164,430	$188,291	$352,721
Goodwill is tested annually for impairment, unless certain triggering events require an interim impairment analysis, including macroeconomic conditions, industry and market considerations, costs factors, overall financial performance and other relevant entity-specific events and changes. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. Our reporting units consist of the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform. There is no goodwill recorded within the Cardlytics platform in the U.K.
We have assessed the triggering events criteria along with related conditions and developments as of March 31, 2023. We have determined that none of the conditions collectively constitute a triggering event. As such, we have determined that it is not more likely than not that the carrying values of our reporting units exceed their respective fair values, and an impairment test was not required as of March 31, 2023.
As of June 30, 2022 we determined that it was necessary to perform an interim impairment test for goodwill, in which we recognized goodwill impairment of $83.1 million related to the Bridg platform.
Subsequently, we performed our annual impairment test as of October 1, 2022 and determined that the carrying value of both the Cardlytics platform in the U.S. and the Bridg platform exceeded their respective fair values, and we recognized goodwill impairment of $313.1 million as of December 31, 2022.
Acquired intangible assets subject to amortization as of March 31, 2023 were as follows:

	Gross Carrying Amount (1)	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$2,315	$(1,836)	$479	0.6
Developed technology	64,070	(27,174)	36,896	1.0
Merchant relationships	25,915	(13,374)	12,541	1.3
Total other intangible assets	$92,300	$(42,384)	$49,916
(1)We recorded an impairment of intangible assets in the amount of $56.4 million as of December 31, 2022.

Amortization expense of acquired intangibles during the three months ended March 31, 2022 and 2023 was $7.1 million and $3.5 million, respectively.
Acquired intangible assets subject to amortization as of December 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairments of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$3,500	$(1,744)	$(1,185)	$571	1.4
Developed technology	91,700	(24,882)	(27,630)	39,188	3.6
Merchant relationships	40,300	(12,301)	(14,385)	13,614	1.7
Partner relationships	2,000	(450)	(1,550)	—	0.0
Card-linked subscriber user base	17,000	(5,355)	(11,645)	—	0.0
Total other intangible assets	$154,500	$(44,732)	$(56,395)	$53,373
As of March 31, 2023, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2023 (remaining nine months)	10,278
2024	13,269
2025	11,808
2026	9,673
2027	4,888
Thereafter	—
Total expected future amortization expense	$49,916
5.     REVENUE
The Cardlytics platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $30.3 million and $31.3 million during the three months ended March 31, 2022 and 2023, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
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

The following table summarizes revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended March 31,
	2022	2023
Cost per Served Sale	$38,715	$39,270
Cost per Redemption	23,019	17,935
Other	2,249	1,825
Cardlytics platform revenue	$63,983	$59,030
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
The following table summarizes revenue from the Bridg platform (in thousands):

	Three Months Ended March 31,
	2022	2023
Subscription revenue	$3,915	$5,301
Other revenue	30	—
Bridg platform revenue	$3,945	$5,301

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	December 31, 2022	March 31, 2023
Contract assets, current	Accounts receivable and contract assets, net	$28	$391
Contract assets, long-term	Other long-term assets, net	—	—
Total contract assets		$28	$391

Contract liabilities, current	Deferred revenue	$1,750	$2,768
Contract liabilities, long-term	Long-term deferred revenue	334	92
Total contract liabilities		$2,084	$2,860
During the three months ended March 31, 2023, we recognized $0.8 million of revenue related to amounts that were included in deferred revenue as of December 31, 2022.
The following information represents the total transaction price for the remaining performance obligations as of March 31, 2023 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2023, we had $15.6 million of remaining performance obligations, of which $14.1 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.

6.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	December 31, 2022	March 31, 2023
Line of Credit	$—	$30,000
Convertible senior notes, net	226,047	226,407
Total debt	$226,047	$256,407
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest on debt of $0.7 million and $0.1 million as of December 31, 2022 and March 31, 2023, respectively.
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
The Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of March 31, 2023, thus the Notes are not convertible at the option of the holders during the quarter ending June 30, 2023. The Notes may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We currently intend to settle the principal amount of the Notes with cash.
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
The net carrying amount of the liability component of the Notes is as follows (in thousands):

	December 31, 2022	March 31, 2023
Principal	$230,000	$230,000
Minus: Unamortized issuance costs	(3,953)	(3,593)
Net carrying amount	$226,047	$226,407

Interest expense recognized related to the Notes is as follows (in thousands):

	Three Months Ended March 31,
	2022	2023
Contractual interest expense (due in cash)	$575	$575
Amortization of debt issuance costs	365	365
Total interest expense related to the Notes	$940	$940
Effective interest rate	1.64%	1.64%
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

2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former billings and cash covenants were removed and replaced with a requirement to maintain a minimum level of adjusted contribution and minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. On November 29, 2022, we amended our 2018 Loan Facility to modify the eligible account receivable to exclude UK accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of adjusted contribution. On February 16, 2023, we amended our 2018 Loan Facility to remove and replace the former adjusted contribution covenant with a requirement to maintain a minimum level of adjusted EBITDA. On May 3, 2023, we amended our 2018 Loan Facility to modify the covenants related to the maximum amount of cash we are allowed to pay for the First Anniversary Payment and Second Anniversary Payment under the Bridg Merger Agreement.
During the three months ended March 31, 2023, we borrowed $30.0 million against our 2018 Line of Credit. Interest on advances bears an interest rate equal to the prime rate of 8.00% as of March 31, 2023. During the three months ended March 31, 2023, we incurred approximately $0.1 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of March 31, 2023, we had $5.5 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of March 31, 2023.
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
On July 18, 2022, our Board adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. As of March 31, 2023, there were 154,739 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2023
Delivery costs	$582	$568
Sales and marketing expense	3,704	3,053
Research and development expense	3,204	4,085
General and administration expense	6,095	262
Total stock-based compensation expense	$13,585	$7,968
During the three months ended March 31, 2022 and 2023, we capitalized $0.2 million and $0.4 million of stock-based compensation expense for software development, respectively.

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2022	5,956	$25.43
Granted	533	5.86
Vested	(179)	48.30
Forfeited	(336)	47.44
Unvested — March 31, 2023	5,974	$21.90	2.75	$95,767,329
Shares expected to vest - March 31, 2023	5,887
During the three months ended March 31, 2023, we granted 533,308 RSUs to employees and executives, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to March 31, 2023, we granted 1,995,000 RSUs to employees and executives, which have vesting periods of one year. Unamortized stock-based compensation expense related to these RSUs totaled $9.8 million.
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
In April 2020, we granted 476,608 performance-based restricted stock units ("2020 PSUs"), of which 443,276 units have a performance-based vesting condition based on a minimum average revenue per user ("ARPU") target over a trailing 12-month period and 33,332 units have the same performance-based vesting conditions as the 2019 PSUs described above that were unmet at the time. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six months after achievement date and 25% of the award vests 12 months after the achievement date. During the year ended December 31, 2022, we reassessed the likelihood of achieving the 2020 PSUs performance-based vesting condition and concluded the achievement is no longer probable. As a result of the change in estimate, we have recognized the cumulative expense associated with the 2020 PSUs since the grant date as a benefit to stock-based compensation during the year ended December 31, 2022.
In April 2021, we granted 110,236 performance-based restricted stock units ("2021 PSUs") consisting of two tranches. The first tranche consists of 55,118 units that have a performance-based vesting condition based on a minimum revenue target over a trailing 12-month period. The units in this first tranche fully vest upon achievement. The second tranche consists of 55,118 units with a performance-based vesting condition based on a different minimum revenue target over a trailing 12-month period. Half of the units in the second tranche vest upon achievement and the remaining units vest six months after the achievement date, subject to continued service. Each performance-based vesting condition within the two tranches must be achieved within four years of the grant date and are subject to certification by the compensation committee of our board of directors. Additionally, in April 2021, we granted 10,000 performance-based restricted stock units, which have the same unmet vesting condition as the 2020 PSUs based on a minimum ARPU target over a trailing 12-month period as described above.
In July 2021, we granted 34,344 performance-based restricted stock units ("Bridg PSUs") which have performance-based vesting conditions based on the achievement of a minimum ARR target by the first anniversary of the Bridg acquisition. Vesting is tied to the percentage of an annual run rate target achieved during the specified period with 50% of the units vesting between 80% - 99.999% achievement and 100% of the units vesting upon 100% achievement. If these percentages are not met, no Bridg PSUs will vest.
In September 2021, we granted 6,666 PSUs which have the same unmet vesting condition as the 2020 PSUs, 6,667 PSUs which have the same unmet revenue target vesting condition as the 2021 PSUs and 6,667 PSUs which have the same unmet revenue target vesting condition as the 2021 PSUs as described above.
In March 2022 and August 2022, we granted 269,202 and 25,248 performance-based restricted stock units ("2022 PSUs"), respectively, consisting of three tranches. The first two tranches each represent 25% of the grant, and each vest upon the achievement of certain milestones related to the installation of our Ad Server at our FI Partners. 50% of the third tranche vests upon the achievement of a certain number of advertisers purchasing both the Cardlytics and Bridg platforms at a target incremental billings amount over 2021 billings, and the remaining 50% of the tranche vest six months after this target is achieved.
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
As of December 31, 2022, 878,969 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 334,771 shares on January 1, 2023. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the three months ended March 31, 2023 we did not issue any shares under the 2018 ESPP.
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
During the year ended December 31, 2022 we recognized a goodwill impairment of $396.2 million. The fair value of our reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Refer to Note 4 - Goodwill and Acquired Intangibles for further details.
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

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$104,121	$104,121
Total liabilities	$—	$—	$104,121	$104,121

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$69,537	$69,537
Total liabilities	$—	$—	$69,537	$69,537
The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	Three Months Ended March 31,
	2022	2023
Beginning balance	$232,295	$104,121
Change in fair value of contingent consideration	(65,050)	(34,584)
Ending balance	$167,245	$69,537
On April 28, 2023, an independent accountant, who was tasked with resolving the dispute between the parties, made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. Consequently, based on the First Anniversary ARR as calculated by the independent accountant, we calculated the First Anniversary Payment to be $208.1 million, inclusive of (i) $193.6 million of contingent consideration and (ii) $14.5 million of brokerage fees and transaction bonuses, which is included in accrued expenses on our condensed consolidated balance sheets. In the event we choose to pay 30% of the First Anniversary Payment, as determined by the independent accountant, in cash and the remainder in its common stock, we would pay $72.6 million in cash and deliver 3,374,383 shares of our common stock to complete the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of March 31, 2023, the fair value of the contingent consideration related to the First Anniversary Payment is $69.5 million, which reflects the impact of a $124.1 million mark-to-market reduction in fair value of the 3,374,383 shares of our common stock that we expect to issue to satisfy 70% of the contingent consideration to Bridg stockholders at an agreed-upon volume-weighted average price of $40.15 per share. These shares have been revalued based on $3.39 per share closing price of our common stock as reported on the Nasdaq Global Market on March 31, 2023. As of March 31, 2023, the First Anniversary Payment has not been paid.
As a result of the independent accountant's determination, we have estimated the Second Anniversary ARR to be less than our First Anniversary ARR and thus our Second Anniversary Payment to be $0, inclusive of contingent consideration as well as brokerage fees and transaction bonuses and accounting for all true-ups and credits. Refer to Note 12—Subsequent events for further information.
The following table summarizes key assumptions used for estimating the fair value of the contingent consideration:

December 31, 2022
Revenue volatility	20.0%
Revenue discount rate	8.7%
Weighted average cost of capital	17.0%
Common stock volatility	156.0%
Portion to be paid in cash	30.0%

9.     COMMITMENTS AND CONTINGENCIES
Commitments
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. As of March 31, 2023, we accrued $4.5 million for an expected minimum Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from September 30, 2023 through June 30, 2024. During the three months ended March 31, 2022 and 2023, we recognized zero and $1.3 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
Other Commitments
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 1—Overview of Business and Basis of Presentation for further details. In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025. Refer to Note 6—Debt and Financing Arrangements for further details.
In connection with our acquisition of Bridg, we will owe broker fees and transaction bonuses derived from the amount of the First Anniversary Payment and the Second Anniversary Payment, if any. Refer to Note 3 - Business Combinations and Note 12—Subsequent events for further details.
In March 2022, we entered into a cloud hosting arrangement guaranteeing an aggregate spend of $7.2 million over the first twelve months of the arrangement. In January 2023, we renewed our agreement guaranteeing an aggregated spend of $13.5 million over a twelve month period.
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

10.     EARNINGS PER SHARE
The computations of the numerators and denominators of diluted net income per share attributable to common stockholders are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2023
Numerator:
Net income attributable to common stockholders, diluted	$33,978	$14,548

Denominator:
Weighted-average common shares outstanding, basic	33,741	33,595
Plus: dilutive effect of assumed conversion of Convertible Senior Notes	2,701	2,701
Plus: dilutive effect of assumed conversion of restricted stock units	512	144
Plus: dilutive effect of assumed conversion of common stock options	208	2
Plus: dilutive effect of assumed issuance of common stock pursuant to the ESPP	23	285
Weighted-average common shares outstanding, diluted	37,185	36,727

Net income per share attributable to common stockholders, diluted	$0.91	$0.40
11.     SEGMENTS
As of March 31, 2023, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended March 31,
	2022	2023
Cardlytics platform
Adjusted contribution	$28,956	$25,855
Plus: Partner Share and other third-party costs	35,027	33,175
Revenue	$63,983	$59,030
Bridg platform
Adjusted contribution	$3,819	$5,092
Plus: Partner Share and other third-party costs	126	209
Revenue	$3,945	$5,301
Total
Adjusted contribution	$32,775	$30,947
Plus: Partner Share and other third-party costs	35,153	33,384
Revenue	$67,928	$64,331

Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted contribution demonstrates how incremental marketing spend on our platforms generates incremental amounts to support our sales and marketing, research and development, delivery costs, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our Partner Share and other third-party costs. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, delivery costs, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
The following table presents a reconciliation of income before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended March 31,
	2022	2023
Adjusted contribution	$32,775	$30,947
Minus:
Delivery costs	6,533	6,424
Sales and marketing expense	17,648	13,948
Research and development expense	12,291	11,564
General and administration expense	20,425	13,070
Acquisition and integration (benefit) cost	(4,599)	1,723
Change in fair value of contingent consideration	(65,050)	(34,584)
Depreciation and amortization expense	9,871	6,575
Total other expense (income)	2,618	(1,381)
Income before income taxes	$33,038	$13,608
The following tables provide geographical information (in thousands):

	Three Months Ended March 31,
	2022	2023
Revenue:
United States	$61,653	$61,081
United Kingdom	6,275	3,250
Total	$67,928	$64,331

	December 31, 2022	March 31, 2023
Property and equipment, net:
United States	$4,453	$3,936
United Kingdom	1,463	819
Total	$5,916	$4,755
Capital expenditures within the United Kingdom totaled $0.1 million and less than $0.1 million during the three months ended March 31, 2022 and 2023, respectively.
Concentrations of Risk
Cash and Cash Equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts and demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held with six financial institutions, which we believe are of high credit quality.

Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the three months ended March 31, 2022 and 2023, our top five marketers accounted for 25% and 16% of our revenue, respectively, with one marketer accounting for over 10% during three months ended March 31, 2022 and no marketer accounting for over 10% during the three months ended March 31, 2023. As of March 31, 2022 and 2023, our top five marketers accounted for 23% and 17% of our accounts receivable, respectively, with one marketer representing over 10% as of March 31, 2022, and no marketer accounting for over 10% as of March 31, 2023.
FI Partners
Our business is substantially dependent on a limited number of FI partners. We require participation from our FI partners in the Cardlytics platform and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. Our agreements with a substantial majority of our FI partners have terms of three to seven years but are generally terminable by the FI partner on 90 days or less prior notice. The agreements generally have auto-renewal provisions that allow for the agreements to extend past their originally contemplated end date, unless terminated earlier in accordance with the terms of the agreement. If an FI partner terminates its agreement with us, we would lose that FI as a source of purchase data and online banking customers.
During the three months ended March 31, 2022, our top two FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 20%. During the three months ended March 31, 2023, our top three FI partners combined to account for over 70% of the total Partner Share we paid to all partners, with the top two FI partners each representing over 20% and third largest FI partner representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
12.     SUBSEQUENT EVENTS
Contingent consideration for the acquisition of Bridg
As previously disclosed, as part of the acquisition of Bridg and pursuant to the terms of the Merger Agreement, we agreed to make two earnout payments – a First Anniversary Payment and a Second Anniversary Payment – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, the Company calculated the First Anniversary ARR and the First Anniversary Payment and provided the calculation to the Bridg stockholder representative. The Bridg stockholder representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement.
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. Consequently, based on the First Anniversary ARR as calculated by the independent accountant, the Company calculated the First Anniversary Payment to be $208.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
We must pay at least 30% of the First Anniversary Payment in cash, and can elect to pay the remainder of the First Anniversary Payment in cash or our common stock, based on a share price of $40.15 per share, or a combination thereof. In the event we choose to pay 30% of the First Anniversary Payment, as determined by the independent accountant, in cash and the remainder in its common stock, we would pay $72.6 million in cash and deliver 3,374,383 shares of our common stock to complete the First Anniversary Payment , inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we now estimate the Second Anniversary ARR to be less than the First Anniversary ARR, and thus the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Amended Lease Agreement
On April 3, 2023, we amended the lease terms of our office located in Atlanta, Georgia. The amended lease agreement provides for our relocation to a different unit in the same building, reducing the square footage of our office from approximately 77,000 to 17,000. As part of the amended lease agreement, the Company will receive a discount on its current space through the remainder of 2023, which will result in a reduction of minimum lease payments of $0.4 million and a reduction in expense of $0.2 million in 2023. The amended lease agreement contemplates that our use of the new space will commence on January 1, 2024, which is when the control and right of use for this lease asset will occur. Additional future reductions in minimum lease payments and lease expense in the new lease total $1.9 million and $0.7 million, respectively, through the term of our original lease agreement, which was set to terminate on April 2025. The amended lease agreement will terminate on January 1, 2032, and we have the option to renew for an additional five-year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2023.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; anticipated payments under the Merger Agreement with Bridg; anticipated Partner Share commitment shortfall payments; and the uncertain negative impacts that COVID-19 may have on our business, financial condition, results of operations and changes in overall level of spending and volatility in the global economy. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Our company’s mission is to make commerce smarter and more rewarding for everyone. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which include online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and target loyalty marketing and also enable marketers to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants merchant data partners that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas.
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

Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $67.9 million and $64.3 million during the three months ended March 31, 2022 and 2023, respectively, representing a decrease of 5%. Billings, a non-GAAP measure that represents the gross amount billed to marketers and is reported gross of both Consumer Incentives and Partner Share, was $98.2 million and $95.6 million during the three months ended March 31, 2022 and 2023, respectively, representing a decrease of 3%. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $26.2 million and $24.5 million during the three months ended March 31, 2022 and 2023, respectively, representing a decrease of 7%. Adjusted contribution, a non-GAAP measure that represents our revenue less our Partner Share and other third-party costs, was $32.8 million and $30.9 million during the three months ended March 31, 2022 and 2023, respectively, representing a decrease of 6%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2023	$	%
Billings(1)	$98,225	$95,626	$(2,599)	(3)%
Consumer Incentives	30,297	31,295	998	3
Revenue	67,928	64,331	(3,597)	(5)
Partner Share and other third-party costs(1)	35,153	33,384	(1,769)	(5)
Adjusted contribution(1)	32,775	30,947	(1,828)	(6)
Delivery costs	6,533	6,424	(109)	(2)
Gross profit	$26,242	$24,523	$(1,719)	(7)%
Net income	$33,038	$13,608	$(19,430)	(59)%
Adjusted EBITDA(1)	$(10,537)	$(6,091)	$4,446	42%
(1)Billings, adjusted contribution and adjusted EBITDA are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings, GAAP gross profit to adjusted contribution and GAAP net income to adjusted EBITDA.
During the three months ended March 31, 2022 and 2023, we recognized net income of $33.0 million and $13.6 million, respectively. During the three months ended March 31, 2022 and 2023, we recognized a benefit of $65.1 million and $34.6 million related to the reduction in the fair value of contingent consideration to Bridg shareholders and a benefit of $4.6 million and a cost of $1.7 million in connection with change in the estimated brokerage fee related to our acquisition of Bridg, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both our partners and marketers.
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
For the three months ended March 31, 2022 and 2023, our average monthly active users ("MAUs") were 178.5 million and 188.8 million, respectively, and our average revenue per user ("ARPU") for each period was $0.36 and $0.34, respectively. MAUs and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.
Partner Commitments
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. As of March 31, 2023, we accrued $4.5 million for an expected minimum Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from September 30, 2023 through June 30, 2024. During the three months ended March 31, 2022 and 2023, we recognized zero and $1.3 million of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.

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
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on advertising, which may impact our business and our customers’ businesses.
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
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2022	March 31, 2023
Cash and cash equivalents	$121,905	$139,194
Restricted cash	80	82
Working capital(1)	1,098	55,544
Accounts receivable and contract assets, net	115,609	93,707
Unused available borrowings	42,282	5,480
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts and demand deposit accounts. As of March 31, 2023, our demand deposit accounts and our money market account earned approximately 2.8% and 3.8% annual rate of interest, respectively. As of March 31, 2023, $3.3 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through March 31, 2023, we have incurred accumulated net losses of $963.0 million since inception, including net income of $33.0 million and $13.6 million for the three months ended March 31, 2022 and 2023, respectively. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.
Our other future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, our merger and acquisition efforts, the continued expansion of sales and marketing activities, the enhancement of our platforms, the introduction of new solutions, the continued market acceptance of our solutions and the extent of the impact of COVID-19 on the global economy. We expect to incur additional operating losses in the near term as we continue our efforts to grow our business and may require additional capital resources to continue to grow our business. In addition, we expect to pay the cash portion of the Bridg First Anniversary Payment, inclusive of $14.5 million in brokerage fees and totaling $72.6 million, within 12 months. Further, our 2018 Line of Credit expires April 29, 2024, which will currently require repayment of $30.0 million we have outstanding as of March 31, 2023. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months and in the long-term following the date our consolidated financial statements were issued. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be materially and adversely impacted. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.

Sources of Material Cash Requirements
The following table summarizes our material cash requirements for future periods (in thousands):

	Material Cash Requirements Due by the Quarter Ended March 31,
	2023	2024 - 2025	2026 - 2028	Thereafter	Total
Convertible senior notes(1)	$2,300	$234,696	$—	$—	$236,996
Line of Credit(2)	—	30,000	—	—	30,000
Finance leases(3)	39	36	—	—	75
Operating leases(4)	4,713	4,933	—	—	9,646
Cash portion of contingent consideration(5)	72,596	—	—	—	72,596
Purchase obligations(6)	25,352	362	—	—	25,714
Total	$105,000	$270,027	$—	$—	$375,027
(1)Convertible senior notes were issued on September 22, 2020 and have an aggregate principal amount of $230.0 million bearing interest of 1.00%.
(2)We borrowed $30.0 million against our Line of Credit that will expire in April 2024.
(3)Finance leases represent principal and interest payments.
(4)Operating lease obligations represent future minimum lease payments under our non-cancelable operating leases with an initial term in excess of one year.
(5)Amount represents the estimated fair value of the 30% cash portion of the Bridg First Anniversary Payment and Second Anniversary Payment, inclusive of $14.5 million of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
(6)Purchase obligations include all legally binding contracts such as hardware, software, licenses and legally binding service contracts. Purchase orders that are not binding agreements are excluded from the table above.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the actions under the contracts. The table above does not include obligations under agreements that we can cancel without a significant penalty.
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. As of March 31, 2023, we accrued $4.5 million for an expected minimum Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from September 30, 2023 through June 30, 2024. During the three months ended March 31, 2022 and 2023, we recognized zero and $1.3 million of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
Acquisition of Bridg
On April 28, 2023, an independent accountant, who was tasked with resolving a dispute between the parties, made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. Consequently, based on the First Anniversary ARR as calculated by the independent accountant, we calculated the First Anniversary Payment to be $208.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
We must pay at least 30% of the First Anniversary Payment in cash, and can elect to pay the remainder of the First Anniversary Payment in cash or our common stock, based on a share price of $40.15 per share, or a combination thereof. In the event we choose to pay 30% of the First Anniversary Payment, as determined by the independent accountant, in cash and the remainder in its common stock, we would pay $72.6 million in cash and deliver 3,374,383 shares of our common stock to complete the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we now estimate the Second Anniversary ARR to be less than the First Anniversary ARR, and thus the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Refer to Note 8—Fair Value Measurements and Note 12—Subsequent events to our condensed consolidated financial statements for additional information regarding the contingent consideration.

Sources of Funds
2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former billings and cash covenants were removed and replaced with a requirement to maintain a minimum level of adjusted contribution and minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. On November 29, 2022, we amended our 2018 Loan Facility to modify the eligible account receivable to exclude UK accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of adjusted contribution. On February 16, 2023, we amended our 2018 Loan Facility to remove and replace the former adjusted contribution covenant with a requirement to maintain a minimum level of adjusted EBITDA. On May 3, 2023, we amended our 2018 Loan Facility to modify the covenants related to the maximum amount of cash we are allowed to pay for the First Anniversary Payment and Second Anniversary Payment under the Bridg Merger Agreement.
During the three months ended March 31, 2023, we borrowed $30.0 million against our 2018 Line of Credit. Interest on advances bears an interest rate equal to the prime rate of 8.00% as of March 31, 2023. During the three months ended March 31, 2023, we incurred approximately $0.1 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of March 31, 2023, we had $5.5 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of March 31, 2023.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2023
Cash, cash equivalents and restricted cash — Beginning of period	$233,562	$121,985
Net cash used in operating activities	(19,691)	(10,064)
Net cash used in investing activities	(5,034)	(2,802)
Net cash provided by financing activities	182	29,981
Effect of exchange rates on cash, cash equivalents and restricted cash	(634)	176
Cash, cash equivalents and restricted cash — End of period	$208,385	$139,276

Operating Activities
Operating activities used $10.1 million of cash during the three months ended March 31, 2023, which reflected our net income of $13.6 million, which included $15.0 million of non-cash charges offset by a $34.6 million change in estimated contingent consideration, and a $4.1 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets amortization of financing costs charged to interest expense and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $10.6 million decrease in our Consumer Incentive liability, a $9.7 million decrease in Partner Share liability and a $3.1 million decrease in other accrued expense, a $1.7 million decrease in accounts payable and a $0.4 million decrease in prepaid expenses and other assets, partially offset by a $21.4 million decrease in accounts receivable. These fluctuations are primarily driven by the quarterly seasonality of our business.
Operating activities used $19.7 million of cash during the three months ended March 31, 2022, which reflected our net income of $33.0 million, which included $27.3 million of non-cash charges offset by a $65.1 million change in estimated contingent consideration, and a $15.0 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets, deferred implementation costs and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $11.6 million decrease in other accrued expenses, a $9.6 million decrease in Partner Share liability and a $7.5 million decrease in our Consumer Incentive liability, partially offset by a $15.3 million decrease in accounts receivable. These fluctuations are primarily driven by quarterly seasonality of our business.
Investing Activities
Investing activities used $5.0 million and $2.8 million in cash during the three months ended March 31, 2022 and 2023, respectively. Our investing cash flows during the three months ended March 31, 2023 primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software. Our investing cash flows during three months ended March 31, 2022 primarily consisted of funds used for the acquisition of Entertainment, purchases of technology hardware and the capitalization of costs to develop internal-use software.
Financing Activities
Financing activities provided $30.0 million in cash during the three months ended March 31, 2023, consisting of $30.0 million borrowed under our 2018 Line of Credit.
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

	Three Months Ended March 31,
	2022	2023
	(in thousands, except ARPU)
Cardlytics MAUs	178,510	188,788
Cardlytics ARPU	$0.36	$0.34
Bridg ARR	$14,017	$21,817
Billings	$98,225	$95,626
Adjusted contribution	$32,775	$30,947
Adjusted EBITDA	$(10,537)	$(6,091)
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
The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$63,983	$3,945	$67,928	$59,030	$5,301	$64,331
Plus:
Consumer Incentives	30,297	—	30,297	31,295	—	31,295
Billings	$94,280	$3,945	$98,225	$90,325	$5,301	$95,626
Adjusted Contribution
Adjusted contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted contribution demonstrates how incremental marketing spend on our platforms generates incremental amounts to support our sales and marketing, research and development, delivery costs, general and administration and other investments. Adjusted contribution is calculated by taking our total revenue less our Partner Share and other third-party costs. Adjusted contribution does not take into account all costs associated with generating revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, delivery costs, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns.
We use adjusted contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. Adjusted contribution is also used to determine the vesting of performance-based equity awards. We view adjusted contribution as an important operating measure of our financial results. We believe that adjusted contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and board of directors. Adjusted contribution should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. Adjusted contribution should be considered together with other operating and financial performance measures presented in accordance with GAAP. Also, adjusted contribution may not necessarily be comparable to similarly titled measures presented by other companies. Refer to Note 11 - Segments to our condensed consolidated financial statements for further details on our adjusted contribution by segment.

The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$63,983	$3,945	$67,928	$59,030	$5,301	$64,331
Minus:
Partner Share and other third-party costs	35,027	126	35,153	33,175	209	33,384
Delivery costs(1)	4,907	1,626	6,533	4,693	1,731	6,424
Gross profit	24,049	2,193	26,242	21,162	3,361	24,523
Plus:
Delivery costs(1)	4,907	1,626	6,533	4,693	1,731	6,424
Adjusted contribution	$28,956	$3,819	$32,775	$25,855	$5,092	$30,947
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.6 million and $0.6 million for the three months ended March 31, 2022 and 2023, respectively.
Adjusted EBITDA
Adjusted EBITDA represents our income before income taxes; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency (loss) gain; acquisition and integration (benefit) cost; and change in fair value of contingent consideration. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency (loss) gain, depreciation and amortization expense and stock-based compensation expense. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net income in order to calculate adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are: (1) adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (2) adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation and equity instruments issued to our partners; (3) adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us; and (4) other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider adjusted EBITDA alongside our net income and other GAAP financial results.
The following table presents a reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2022	2023
Net income	$33,038	$13,608
Plus:
Interest expense, net	947	8
Depreciation and amortization	9,871	6,575
Stock-based compensation expense	13,585	7,968
Foreign currency loss (gain)	1,671	(1,389)
Acquisition and integration (benefit) cost	(4,599)	1,723
Change in fair value of contingent consideration	(65,050)	(34,584)
Adjusted EBITDA	$(10,537)	$(6,091)

The following table presents a reconciliation of adjusted EBITDA to Adjusted Contribution, the most directly comparable segment income measure (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Adjusted Contribution	$28,956	$3,819	$32,775	$25,855	$5,092	$30,947
Minus:
Delivery costs	4,907	1,626	6,533	4,693	1,731	6,424
Sales and marketing expense	16,384	1,264	17,648	11,547	2,401	13,948
Research and development expense	11,313	978	12,291	10,327	1,237	11,564
General and administration expense	19,391	1,034	20,425	13,330	(260)	13,070
Stock-based compensation expense	(12,382)	(1,203)	(13,585)	(8,103)	135	(7,968)
Adjusted EBITDA	$(10,657)	$120	$(10,537)	$(5,939)	$(152)	$(6,091)
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2023
Revenue	$67,928	$64,331
Costs and expenses:
Partner Share and other third-party costs	35,153	33,384
Delivery costs	6,533	6,424
Sales and marketing expense	17,648	13,948
Research and development expense	12,291	11,564
General and administrative expense	20,425	13,070
Acquisition and integration (benefit) cost	(4,599)	1,723
Change in fair value of contingent consideration	(65,050)	(34,584)
Depreciation and amortization expense	9,871	6,575
Total costs and expenses	32,272	52,104
Operating income	35,656	12,227
Other (expense) income:
Interest expense, net	(947)	(8)
Foreign currency (loss) gain	(1,671)	1,389
Total other (expense) income	(2,618)	1,381
Income before income taxes	33,038	13,608
Income tax benefit	—	—
Net income	$33,038	$13,608

Comparison of Three Months Ended March 31, 2022 and 2023
Revenue

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
Billings	$98,225	$95,626	$(2,599)	(3)%
Consumer Incentives	30,297	31,295	998	3
Revenue	$67,928	$64,331	$(3,597)	(5)%
% of billings	69%	67%
The $3.6 million decrease in revenue during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was comprised of a $2.6 million decrease in billings and a $1.0 million increase in Consumer Incentives. The change in billings was comprised of $3.6 million decrease in sales to existing marketers and $1.0 million in sales to new marketers in 2023. Consumer Incentives grew at a higher rate than billings during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily as a result of changes in advertiser mix and Consumer Incentives funded by partners through a reduction in Partner Share.
Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
Total Partner Share and other third-party costs	$35,153	$33,384	$(1,769)	(5)%
% of revenue	52%	52%
Partner Share and other third-party costs decreased by $1.8 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to decreased revenue from sales of the Cardlytics platform and Consumer Incentives funded by partners through a reduction in Partner Share. Additionally we had an increase of $1.3 million due to our expected minimum Partner Share commitment shortfall.
Delivery Costs

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
Delivery costs excluding stock-based compensation expense	$5,951	$5,856	$(95)	(2)%
Plus:
Stock-based compensation expense	582	568	(14)	(2)
Total delivery costs	$6,533	$6,424	$(109)	(2)%
% of revenue	10%	10%
Total delivery costs decreased by $0.1 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Delivery costs excluding stock-based compensation decreased by $0.1 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $1.4 million decrease due to a reduction of headcount, partially offset by a $1.3 million increase in costs associated with hosting the Cardlytics platform for certain partners.

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
Sales and marketing expense excluding stock-based compensation expense	$13,944	$10,895	$(3,049)	(22)%
Plus:
Stock-based compensation expense	3,704	3,053	(651)	(18)
Total sales and marketing expense	$17,648	$13,948	$(3,700)	(21)%
% of revenue	26%	22%
Total sales and marketing expenses decreased by $3.7 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Sales and marketing expense excluding stock-based compensation decreased by $3.0 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a $2.8 million decrease due to a reduction of headcount and a $0.2 million decrease in marketing expenses.
Research and Development Expense

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
Research and development expense excluding stock-based compensation expense	$9,087	$7,479	$(1,608)	(18)%
Plus:
Stock-based compensation expense	3,204	4,085	881	27
Total research and development expense	$12,291	$11,564	$(727)	(6)%
% of revenue	18%	18%
Total research and development expense decreased by $0.7 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Research and development expense excluding stock-based compensation decreased by $1.6 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $2.8 million decrease related to a reduction of headcount, partially offset by a $0.6 million increase in software licenses, a $0.4 million increase in professional fees, a $0.2 million increase due to other expenses including travel, facility expense, and other administrative expenses.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
General and administrative expense excluding stock-based compensation expense	$14,330	$12,808	$(1,522)	(11)%
Plus:
Stock-based compensation expense	6,095	262	(5,833)	(96)
Total general and administrative expense	$20,425	$13,070	$(7,355)	(36)%
% of revenue	30%	20%
Total general and administrative expense decreased by $7.4 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. General and administrative expense excluding stock-based compensation and restructuring and reduction of force decreased by $1.5 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $1.3 million decrease related to a reduction of headcount and a $0.2 million decrease due to marketing expenses.

Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Change
	2022	2023	$	%
Delivery costs	$582	$568	$(14)	(2)%
Sales and marketing expense	3,704	3,053	(651)	(18)
Research and development expense	3,204	4,085	881	27
General and administrative expense	6,095	262	(5,833)	(96)
Total stock-based compensation expense	$13,585	$7,968	$(5,617)	(41)%
% of revenue	32%	12%
Stock-based compensation expense decreased by $5.6 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the reversal of expense associated with the 2020 PSUs, which we believe are no longer likely to vest, and award forfeitures associated with executive departures.
Acquisition and integration (benefit) cost

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
Acquisition and integration (benefit) cost	$(4,599)	$1,723	$6,322	n/a
% of revenue	(7)%	3%
During the three months ended March 31, 2022 and 2023 we incurred a $4.6 million benefit and a $1.7 million of expense, respectively, in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. Refer to Note 8—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the contingent consideration.
Change in fair value of contingent consideration

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
Change in fair value of contingent consideration	$(65,050)	$(34,584)	$30,466	n/a
% of revenue	—%	(54)%
During the three months ended March 31, 2022 and 2023, we recognized a benefit of $65.1 million and $34.6 million, respectively, related to the reduction of the fair value of contingent consideration to Bridg shareholders. Refer to Note 8—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the contingent consideration.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
Depreciation and amortization expense	$9,871	$6,575	$(3,296)	(33)%
% of revenue	15%	10%
Depreciation and amortization expense decreased $3.3 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to our impairment of intangible assets in the fourth quarter of 2022.

Interest Expense, Net

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
Interest expense	$(996)	$(1,123)	$(127)	13%
Interest income	49	1,115	1,066	2,176%
Interest expense, net	$(947)	$(8)	$939	(99)%
% of revenue	(1)%	—%
Interest expense, net decreased by $0.9 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as a result of an increase in interest income driven by higher interest rates on our money market and direct deposits accounts.
Foreign Currency (Loss) Gain

	Three Months Ended March 31,		Change
	2022	2023	$	%
	(dollars in thousands)
Foreign currency (loss) gain	$(1,671)	$1,389	$3,060	n/a
% of revenue	(2)%	2%
Foreign currency (loss) gain increased by $3.1 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in the value of the British pound relative to the U.S dollar.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis.
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, the assumptions used both in the initial valuation and ongoing impairment analysis of acquired intangible assets of Dosh, Bridg and Entertainment, the assumptions used in the valuation of contingent consideration related to the potential First and Second Anniversary Payments in connection with the acquisition of Bridg, and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as it relates to our adoption of ASU 2020-06. Refer to Note 2 - Significant Account Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of the impact of our adoption of ASU 2020-06.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate or 8.00%. As of March 31, 2023, the prime rate was 8.00% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%.

Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the three months ended March 31, 2022 and 2023, our operating expense would have increased by $0.2 million and $0.1 million, respectively.
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
General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. For example, inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and solutions, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Further, recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver of SVB. On March 12, 2023, the FDIC was appointed receiver of Signature Bank. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed receiver of First Republic Bank. Also on May 1, 2023, the FDIC announced that it was entering into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, Columbus, Ohio, to assume all the deposits and substantially all of the assets of First Republic Bank. While we do not have any exposure to First Republic Bank, SVB or Signature Bank, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to continue to reduce or delay their marketing spending. Historically, economic downturns have resulted in overall reductions in marketing spending. Alternatively, as the market recovers from the pandemic, marketing spend may be volatile and unpredictable as certain industries recover at different speeds. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
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
Our revenue decreased 5% from $67.9 million during the three months ended March 31, 2022 to $64.3 million during the three months ended March 31, 2023. Our billings decreased 3% from $98.2 million during the three months ended March 31, 2022 to $95.6 million during three months ended March 31, 2023. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during the three months ended March 31, 2022 and 2023 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:

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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During the three months ended March 31, 2022, our top two FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with each representing over 20%. During the three months ended March 31, 2023, our top three FI partners combined to account for over 70% of the total Partner Share we paid to all partners, with the top two FI partners each representing over 20% and third largest FI partner representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
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
To the extent that we breach or are alleged to have breached the terms of our agreement with any FI partner, or a disagreement arises with an FI partner regarding the interpretation of our contractual arrangements, which has occurred in the past and may occur again in the future, such an FI partner may be more likely to cease providing us data or to terminate its agreement with us. The loss of Chase, Bank of America, Wells Fargo or any other significant FI partner would significantly harm our business, results of operations and financial conditions.

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
Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise or breach the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services could become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. In the event that our protection efforts are unsuccessful, and our systems are compromised such that a third-party gains entry to our or any of our FI partners’ systems, we could suffer substantial harm. In addition, many of our employees work remotely, which may make us more vulnerable to cyberattacks. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Further, we could be forced to expend significant financial and operational resources to protect against or in response to a security incident, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, dealing with regulatory scrutiny, and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. In any event, an actual or suspected breach of the security of our systems or data could materially harm our business, financial condition and operating results.
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
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. We are in the process of updating our platforms. Any failure of, or delays in the performance of our systems could cause service interruptions or impaired system performance. Such failures in our systems could cause us to fail to maximize our earning potential with respect to any given marketing campaign. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to higher redemptions, which may negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could adversely affect our business, financial condition or operating results, and further reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could also adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.

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
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. As of March 31, 2023, we accrued $4.5 million for an expected minimum Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from September 30, 2023 through June 30, 2024. During the three months ended March 31, 2022 and 2023, we recognized zero and $1.3 million of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
To the extent that we are unable to generate revenue from marketers sufficient to offset our Partner Share commitments and other obligations, our business, results of operations and financial conditions could be harmed.
The total amount we will have to pay in connection with the acquisition of Bridg may be materially larger than we expect.
As part of the acquisition of Bridg, we agreed to make two earnout payments: a First Anniversary Payment and a Second Anniversary Payment. We have agreed to pay at least 30% of the First Anniversary Payment and the Second Anniversary Payment in cash, with the remainder to be paid in cash or our common stock, at our option. Depending on the total amount we have to pay for the Second Anniversary Payment and the price of our stock during the relevant time period, we may be required to pay more than 30% of the Second Anniversary Payment in cash even if we did not want to do so, due to a provision in the Merger Agreement that does not allow us to issue more than 19.9% of our common stock in connection with the transactions contemplated by the Merger Agreement.
On April 28, 2023, the Independent Accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. Consequently, based on the First Anniversary ARR as calculated by the Independent Accountant, we calculated the First Anniversary Payment to be $208.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As such, we now estimate the Second Anniversary ARR to be less than the First Anniversary ARR, and thus the Second Anniversary Payment Amount to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. It is possible that the Shareholder Representative will dispute our calculation and the final determined amount of the Second Anniversary Payment will be materially larger than we currently expect, which could adversely affect our business, results of operations and financial conditions.
We derive a material portion of our revenue from a limited number of marketers, and the loss of one or more of these marketers could adversely impact our business, results of operations and financial conditions.
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the three months ended March 31, 2022 and 2023, our top five marketers accounted for 25% and 16% of our revenue, respectively, with one marketer accounting for over 10% during three months ended March 31, 2022 and no marketer accounting for over 10% during the three months ended March 31, 2023. As of March 31, 2022 and 2023, our top five marketers accounted for 23% and 17% of our accounts receivable, respectively, with one marketer representing over 10% as of March 31, 2022, and no marketer accounting for over 10% as of March 31, 2023.
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
We have incurred annual net losses since inception and expect to incur net losses in the future. We had an accumulated deficit of $963.0 million as of March 31, 2023. While we achieved net income during the three months ended March 31, 2022 and 2023, respectively, we have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
As of March 31, 2023, we had 489 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. Additionally, our corporate culture may be negatively impacted by the COVID-19 pandemic. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change, integrate acquired businesses and their employees, and as the COVID-19 pandemic continues, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
During the three months ended March 31, 2022 and 2023, we derived 9% and 5%, respectively, of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently in an environment where many employees are working from home. Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train our new employees quickly and effectively or if we fail to appropriately coordinate across our executive, research and development, technology, service development, analytics, finance, human resources, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solutions. If we do not adapt to meet these evolving challenges, or if the current and future members of our management team do not effectively manage our growth, the quality of our solutions may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our business, financial condition and operating results.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For instance, the United States passed the Inflation Reduction Act in 2022, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. The impact of such changes or future legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.

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
Other states, such as Virginia, Colorado, Utah, Iowa, and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside of the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”), impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. An example of the type of international regulation to which we may be subject is the U.K.’s Privacy and Electronic Communications Regulations 2011 (“PECR”), which implements the requirements of Directive 2009/136/EC (which amended Directive 2002/58/EC), which is known as the ePrivacy Directive. The PECR regulates various types of electronic direct marketing that use cookies and similar technologies. The PECR also imposes sector-specific breach reporting requirements, but only as applicable to providers of particular public electronic communications services. Additional European Union member state laws of this type may follow.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the U.S. in compliance with law, such as the EEA standard contractual clauses and U.K.’s International Data Transfer Agreement, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S.. If there is no lawful manner for us to transfer personal data from the EEA, the U.K., or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating GDPR’s cross-border data transfer limitations.
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
On occasion, “third-party cookies” may be placed through an Internet browser to validate online purchases. Internet users may easily block and/or delete cookies (e.g., through their browsers or “ad blocking” software). The most commonly used Internet browsers allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers or are set to block third-party cookies by default. Further, Google is planning to eliminate third-party cookies from its browser in 2024. In addition, Apple previously released an update to its Safari browser that limited the use of third-party cookies. If more browser providers and Internet users adopt these settings or delete their cookies more frequently than they currently do, our practices related to the validation of limited online purchases could be impacted, which could result in us needing to implement other available methodologies. This could hinder growth of marketing on the Internet generally and cause us to change our business practices and adversely affect our business, financial condition and operating results. In addition, browser manufacturers could replace cookies with their own product and require us to negotiate and pay them for use of such product to record information about Internet users’ interactions with our marketers, which may not be available on commercially reasonable terms, or at all.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $2.60 to an intraday high of $161.47 through April 30, 2023. Factors that may affect the market price of our common stock include:
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
Recent Issuances of Unregistered Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Assumption Agreement and Twelfth Amendment to Loan and Security Agreement, dated as of February 16, 2023, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-K	001-38386	10.44	March 1, 2023
10.2	Amendment to Inducement Plan	10-K	001-38386	10.45	March 1, 2023
10.3	Transition Letter Agreement by and between Andrew Christiansen and Cardlytics, Inc.					X
10.4	Amendment No. Two to Office Lease Agreement dated as of April 23, 2023, by and between the Registrant and Jamestown Ponce City Market, L.P., as amended to date					X
10.5	Assumption Agreement and Thirteenth Amendment to Loan and Security Agreement, dated as of May 3, 2023, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	May 4, 2023	By:	/s/ Karim Temsamani
Karim Temsamani
Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2023	By:	/s/ Andrew Christiansen
Andrew Christiansen
Chief Financial Officer (Principal Financial and Accounting Officer)