Form 10-Q
period 2023-06-30
Cardlytics, Inc.
filed 2023-08-01
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission File Number: 001-38386

CARDLYTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware		26-3039436
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
675 Ponce de Leon Ave. NE, Suite 6000	Atlanta	Georgia	30308
(Address of principal executive offices, including zip code)
(888)		792-5802
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CDLX	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, there were 37,724,209 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

RISK FACTORS SUMMARY
Our business is subject to a number of risks and uncertainties, including those risks discussed at length in the section below titled “Risk Factors.” These risks include, among others, the following:
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

Risks Related to Regulatory and Intellectual Property Matters
•Legislation and regulation of online businesses, including privacy and data protection regimes, are expansive, not clearly defined and rapidly evolving. Such regulation could create unexpected costs, subject us to enforcement actions for compliance failures, restrict portions of our business or cause us to change our business model.
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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	December 31, 2022	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$121,905	$92,069
Restricted cash	80	76
Accounts receivable and contract assets, net	115,609	97,279
Other receivables	4,470	4,466
Prepaid expenses and other assets	7,978	7,824
Total current assets	250,042	201,714
Long-term assets:
Property and equipment, net	5,916	3,401
Right-of-use assets under operating leases, net	6,571	4,510
Intangible assets, net	53,475	46,563
Goodwill	352,721	352,721
Capitalized software development costs, net	19,925	21,922
Other long-term assets, net	2,586	2,493
Total assets	$691,236	$633,324
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,765	$1,698
Accrued liabilities:
Accrued compensation	10,486	8,609
Accrued expenses	21,335	10,466
Short-term debt	—	30,000
Partner Share liability	48,593	49,055
Consumer Incentive liability	53,983	43,090
Deferred revenue	1,751	3,015
Current operating lease liabilities	4,910	3,002
Current contingent consideration	104,121	18,987
Total current liabilities	248,944	167,922
Long-term liabilities:
Convertible senior notes, net	226,047	226,774
Long-term operating lease liabilities	4,306	2,432
Deferred liabilities	334	84
Total liabilities	$479,631	$397,212

Liabilities and stockholders' equity
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, and 33,477 and 37,088 shares issued and outstanding as of December 31, 2022 and June 30, 2023, respectively	$9	$9
Additional paid-in capital	1,182,568	1,219,530
Accumulated other comprehensive income	5,598	3,043
Accumulated deficit	(976,570)	(986,470)
Total stockholders’ equity	211,605	236,112
Total liabilities and stockholders’ equity	$691,236	$633,324
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$75,405	$76,701	$143,333	$141,032
Costs and expenses:
Partner Share and other third-party costs	40,280	39,170	75,433	72,554
Delivery costs	8,162	7,015	14,695	13,439
Sales and marketing expense	21,983	15,205	39,631	29,153
Research and development expense	13,581	14,847	25,872	26,411
General and administration expense	20,984	16,276	41,409	29,346
Acquisition and integration cost (benefit)	2,197	(9,947)	(2,401)	(8,224)
(Gain) loss in fair value of contingent consideration	(2,968)	11,258	(68,018)	(23,326)
Goodwill impairment	83,149	—	83,149	—
Depreciation and amortization expense	10,356	7,200	20,227	13,775
Total costs and expenses	197,724	101,024	229,997	153,128
Operating income	(122,319)	(24,323)	(86,664)	(12,096)
Other expense (income):
Interest expense, net	(879)	(574)	(1,826)	(582)
Foreign currency (loss) gain	(4,538)	1,389	(6,208)	2,778
Total other (expense) income	(5,417)	815	(8,034)	2,196
Loss before income taxes	(127,736)	(23,508)	(94,698)	(9,900)
Income tax benefit	1,446	—	1,446	—
Net loss	(126,290)	(23,508)	(93,252)	(9,900)
Net loss attributable to common stockholders	$(126,290)	$(23,508)	$(93,252)	$(9,900)
Net loss per share attributable to common stockholders, basic and diluted	$(3.75)	$(0.67)	$(2.77)	$(0.29)
Weighted-average common shares outstanding, basic and diluted	33,635	34,880	33,688	34,241
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net loss	$(126,290)	$(23,508)	$(93,252)	$(9,900)
Other comprehensive loss:
Foreign currency translation adjustments	3,727	(1,281)	5,094	(2,555)
Total comprehensive loss	$(122,563)	$(24,789)	$(88,158)	$(12,455)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Six Months Ended June 30, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
Exercise of common stock options	4	—	11	—	—	11
Stock-based compensation	—	—	20,676	—	—	20,676
Settlement of restricted stock	570	—	—	—	—	—
Issuance of common stock	2,755	—	15,171	—	—	15,171
Issuance of common stock pursuant to the ESPP	282	—	1,104	—	—	1,104
Other comprehensive loss	—	—	—	(2,555)	—	(2,555)
Net loss	—	—	—	—	(9,900)	(9,900)
Balance – June 30, 2023	37,088	$9	$1,219,530	$3,043	$(986,470)	$236,112

Three Months Ended June 30, 2023:

			Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2023	33,645	$9	$1,190,950		$4,324	$(962,962)	$232,321
Exercise of common stock options	4	—	11		—	—	11
Exercise of common stock warrants	—	—	—		—	—	—
Stock-based compensation	—	—	12,294	12294000	—	—	12,294
Settlement of restricted stock	402	—	—		—	—	—
Issuance of common stock	2,755	—	15,171		—	—	15,171
Issuance of common stock pursuant to the ESPP	282	—	1,104		—	—	1,104
Other comprehensive loss	—	—	—		(1,281)	—	(1,281)
Net loss	—	—	—		—	(23,508)	(23,508)
Balance – June 30, 2023	37,088	$9	$1,219,530		$3,043	$(986,470)	$236,112

See notes to the condensed consolidated financial statements

Six Months Ended June 30, 2022:

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2021	33,534	$9	$1,212,823	$486	$(522,618)	$690,700
Cumulative effect upon adoption of ASU	—	—	(51,417)	—	11,312	(40,105)
Exercise of common stock options	23	—	421	—	—	421
Stock-based compensation	—	—	27,859	—	—	27,859
Settlement of restricted stock	504	—	—	—	—	—
Common stock purchase consideration for the acquisition of Entertainment	173	—	11,937	—	—	11,937
Issuance of common stock pursuant to the ESPP	55	—	1,503	—	—	1,503
Repurchase and cancellation of common stock	(1,406)	—	(40,000)	—	—	(40,000)
Other comprehensive income	—	—	—	5,094	—	5,094
Net loss	—	—	—	—	(93,252)	(93,252)
Balance – June 30, 2022	32,883	$9	$1,163,126	$5,580	$(604,558)	$564,157

Three Months Ended June 30, 2022:

			Additional Paid-In-Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2022	33,790	$9	$1,188,076	$1,853	$(478,268)	$711,670
Exercise of common stock options	11	—	226	—	—	226
Stock-based compensation	—	—	13,321	—	—	13,321
Settlement of restricted stock	433	—	—	—	—	—
Issuance of common stock pursuant to the ESPP	55	—	1,503	—	—	1,503
Repurchase and cancellation of common stock	(1,406)	—	(40,000)	—	—	(40,000)
Other comprehensive income	—	—	—	3,727	—	3,727
Net loss	—	—	—	—	(126,290)	(126,290)
Balance – June 30, 2022	32,883	$9	$1,163,126	$5,580	$(604,558)	$564,157

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2023
Operating activities
Net loss	$(93,252)	$(9,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	1,041	744
Depreciation and amortization	20,227	13,775
Amortization of financing costs charged to interest expense	790	819
Amortization of right-of-use assets	2,939	2,205
Stock-based compensation expense	26,427	19,707
Goodwill impairment	83,149	—
Gain in fair value of contingent consideration	(68,018)	(23,326)
Other non-cash expense (income), net	6,087	(3,147)
Income tax benefit	(1,446)	—
Change in operating assets and liabilities:
Accounts receivable	19,663	18,069
Prepaid expenses and other assets	(1,885)	430
Accounts payable	(1,821)	(2,046)
Other accrued expenses	(5,770)	(10,954)
Partner Share liability	(4,821)	269
Consumer Incentive liability	(9,679)	(10,958)
Net cash used in operating activities	(26,369)	(4,313)
Investing activities
Acquisition of property and equipment	(889)	(342)
Acquisition of patents	(57)	—
Capitalized software development costs	(6,083)	(5,207)
Business acquisitions, net of cash acquired	(2,274)	—
Net cash used in investing activities	(9,303)	(5,549)
Financing activities
Proceeds from issuance of debt	—	30,000
Settlement of contingent consideration	—	(50,050)
Principal payments of debt	(21)	(11)
Proceeds from issuance of common stock	393	11
Deferred debt costs	—	(45)
Repurchase of common stock	(40,000)	—
Deferred equity issuance costs	(174)	—
Net cash (used in) provided by financing activities	(39,802)	(20,095)
Effect of exchange rates on cash, cash equivalents and restricted cash	(969)	117
Net decrease in cash, cash equivalents and restricted cash	(76,443)	(29,840)
Cash, cash equivalents, and restricted cash — Beginning of period	233,562	121,985
Cash, cash equivalents, and restricted cash — End of period	$157,119	$92,145
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2023
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$157,038	$92,069
Restricted cash	81	76
Total cash, cash equivalents and restricted cash — End of period	$157,119	$92,145

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$1,188	$1,924
Common stock purchase consideration for acquisition of Entertainment	$11,937	$—

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. We operate an advertising platform within our own and our partners' digital channels, which includes online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants that provide us with access to their point-of-sale data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
We also operate through (1) Dosh Holdings LLC, a wholly owned and operated subsidiary in the United States, (2) HSP EPI Acquisition, LLC ("Entertainment"), a wholly owned and operated subsidiary in the United States, and (3) Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales.
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business, which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2022.
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
Contingent consideration for the acquisition of Bridg
As part of our acquisition of Bridg, Inc. (“Bridg”) and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the “Merger Agreement”), we agreed to make two earnout payments – the First Anniversary Payment Amount and the Second Anniversary Payment Amount – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement.
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR as determined by the independent accountant to be $23.2 million. Consequently, based on the First Anniversary ARR, we calculated the First Anniversary Payment to be $208.1 million.
Pursuant to the Merger Agreement, we were obligated to pay at least 30% of the First Anniversary Payment in cash, and could elect to pay the remainder of the First Anniversary Payment in cash or our common stock, based on a share price of $40.15 per share, or a combination thereof. In the event we chose to pay 30% of the First Anniversary Payment, as determined by the independent accountant, in cash and the remainder in common stock, we would have paid $65.3 million in cash and issued 3,556,717 shares of our common stock to complete the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. The amount of cash and shares is different than previously reported in our Form 8-K dated May 1, 2023 and our Form 10-Q dated May 4, 2023 – in which we had calculated that $72.6 million in cash and 3,374,383 shares of common stock would be paid in the event we paid the First Anniversary Payment based on the independent accountant’s determination – due to subsequent discussions and agreements reached by the relevant parties related to the amount of the brokerage fees.

However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of June 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely related to the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we have calculated the Second Anniversary ARR to be less than the First Anniversary ARR, and thus the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Refer to Note 3 - Business Combinations for further information about the Bridg acquisition and related contingent consideration.
Restructuring
During the three months ended June 30, 2022, we began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. This transition resulted in severance and medical benefits totaling $1.0 million as a result of a headcount reduction due to improved data management efficiencies. This expense is included in Delivery costs on our Consolidated Statement of Operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets, valuation of contingent consideration for Bridg, goodwill impairment, income tax including valuation allowance, and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the changes in inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on advertising, which may impact our business and our customers’ businesses.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition and operating results, see the section titled "Risk Factors."
2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Significant Accounting Policies
There have been no changes to our significant accounting policies other than the standards adopted below. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2022, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion Options ("Subtopic 470-20") and Derivatives and Hedging—Contracts in Entity’s Own Equity ("Subtopic 815-40"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP, as it removes the requirement to bifurcate our Convertible Senior Notes (the "Notes") into a separate liability and equity component. As a result, it more closely aligns the effective interest rate with the coupon rate of the Notes. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021. On January 1, 2022, we adopted this standard using the modified retrospective method which allowed for a cumulative-effect adjustment to the opening balance sheet without restating prior periods. As we did not elect the fair value option in the process, the Notes, net of issuance costs, are accounted for as a single liability measured at amortized cost. Upon adoption, we recorded a decrease in accumulated deficit of $11.3 million, an increase to convertible senior notes, net of $40.1 million and a decrease to additional paid in capital of $51.4 million. Refer to Note 6, "Debt and Financing Arrangements" for further information about the Notes.
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
During the three and six months ended June 30, 2022 we incurred a $2.2 million cost and a $2.4 million of benefit, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. During the three and six months ended June 30, 2023 we incurred a $9.9 million and a $8.2 million benefit, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. These benefits and costs are included in acquisition and integration (cost) benefit on our condensed consolidated statements of operations.
Acquisition of Bridg
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.8 million of adjustments and escrows, and contingent consideration with an initial fair value of $230.9 million related to additional potential future payments. Under the Merger Agreement, the potential payment to be paid after the determination or agreement of the first payment amount (the "First Anniversary Payment") was to be equal to 20 times the difference between the U.S. annualized recurring revenue ("ARR"), based on revenue in April 2022, and $12.5 million. The potential payment to be paid after the determination or agreement of the second payment amount (the "Second Anniversary Payment") is equal to 15 times the difference between the ARR for customers as of the first anniversary, based on the April 2023 revenue, and the prior ARR at the first anniversary. At least 30% of each of the First Anniversary Payment and the Second Anniversary Payment is required to be paid in cash, with the remainder to be paid in cash or our common stock, at our option. For the portion of the First Anniversary Payment or Second Anniversary Payment in our common stock, the number of shares is determined by dividing the amount of the payment by the trailing 20-day volume-weighted average price ending on the first anniversary date or second anniversary date, as applicable. We also assumed unvested options to purchase Bridg’s common stock and attributed $0.8 million of their fair value to the pre-combination service period. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Refer to Note 9—Fair Value Measurements and Note 1—Overview of Business and Basis of Presentation for further information.
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. Consequently, based on the First Anniversary ARR as determined by the independent accountant, we calculated the First Anniversary Payment to be $208.1 million.

Pursuant to the Merger Agreement, we were obligated to pay at least 30% of the First Anniversary Payment in cash, and can elect to pay the remainder of the First Anniversary Payment in cash or our common stock, based on a share price of $40.15 per share, or a combination thereof. In the event we chose to pay 30% of the First Anniversary Payment, as determined by the independent accountant, in cash and the remainder in common stock, we would have paid $65.3 million in cash and issued 3,556,717 shares of our common stock to complete the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. The amount of cash and shares is different than previously reported in our Form 8-K dated May 1, 2023 and our Form 10-Q dated May 4, 2023 – in which we had calculated that $72.6 million in cash and 3,374,383 shares of common stock would be paid in the event we paid the First Anniversary Payment based on the independent accountant’s determination – due to subsequent discussions and agreements reached by the relevant parties related to the amount of the brokerage fees.
However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of June 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely related to the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we have calculated the Second Anniversary ARR to be less than the First Anniversary ARR, and thus the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
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
The results of Entertainment have been included in the consolidated financial statements since its date of acquisition. For each of the six months ended June 30, 2022 and 2023, Entertainment's combined revenue included in the consolidated statement of operations was approximately 3% of consolidated revenue. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
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

Six Months Ended June 30, 2022
(in thousands)
Revenue	$143,354
Net loss	$(93,524)

4.     GOODWILL AND ACQUIRED INTANGIBLES
There have been no changes to the carrying amounts of goodwill since December 31, 2022. The carrying amounts of goodwill as of June 30, 2023 are as follows (in thousands):

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
We have assessed the triggering events criteria along with related conditions and developments as of June 30, 2023. We have determined that none of the conditions collectively constitute a triggering event. As such, we have determined that it is not more likely than not that the carrying values of our reporting units exceed their respective fair values, and an impairment test was not required as of June 30, 2023.
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

Acquired intangible assets subject to amortization as of June 30, 2023 were as follows:

	Gross Carrying Amount (1)	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$2,315	$(1,912)	$403	0.4
Developed technology	64,070	(29,467)	34,603	0.8
Merchant relationships	25,915	(14,448)	11,467	1.2
Total other intangible assets	$92,300	$(45,827)	$46,473
(1)We recorded an impairment of intangible assets in the amount of $56.4 million as of December 31, 2022.
Amortization expense of acquired intangibles during the three months ended June 30, 2022 and 2023 was $7.2 million and $3.4 million, respectively. Amortization expense of acquired intangibles during the six months ended June 30, 2022 and 2023 was $14.4 million and $6.9 million, respectively.
Acquired intangible assets subject to amortization as of December 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairments of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$3,500	$(1,744)	$(1,185)	$571	1.4
Developed technology	91,700	(24,882)	(27,630)	39,188	3.6
Merchant relationships	40,300	(12,301)	(14,385)	13,614	1.7
Partner relationships	2,000	(450)	(1,550)	—	n/a
Card-linked subscriber user base	17,000	(5,355)	(11,645)	—	n/a
Total other intangible assets	$154,500	$(44,732)	$(56,395)	$53,373
As of June 30, 2023, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2023 (remaining six months)	6,826
2024	13,603
2025	11,808
2026	9,673
2027	4,563
Thereafter	—
Total expected future amortization expense	$46,473
5.     REVENUE
The Cardlytics platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FIs' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FIs’ customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $32.3 million and $32.7 million during the three months ended June 30, 2022 and 2023, respectively. Consumer Incentives totaled $62.6 million and $64.0 million during the six months ended June 30, 2022 and 2023, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.

We price our advertising campaigns predominantly in two ways: (1) Cost per Served Sale ("CPS"), and (2) Cost per Redemption ("CPR").
•CPS. Our primary pricing model is CPS, which we created to meet the media-buying preferences of marketers. We generate revenue by charging a percentage of all purchases from the marketer by consumers who (1) are served marketing, and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS rates for marketers based on our expectation of the marketer's return on advertising spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer and other factors.
•CPR. Under our CPR pricing model, marketers generally specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee for each purchase that we generate. We generally generate revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive, and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR fee for marketers based on our estimation of the marketers' return on spend for the relevant campaign and other factors.
The following table summarizes revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Cost per Served Sale	$46,417	$49,435	$85,132	$88,705
Cost per Redemption	20,712	19,528	43,731	37,463
Other	2,141	1,763	4,390	3,588
Cardlytics platform revenue	$69,270	$70,726	$133,253	$129,756
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
The following table summarizes revenue from the Bridg platform (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Subscription revenue	$6,132	$5,975	$10,047	$11,276
Other revenue	3	—	33	—
Bridg platform revenue	$6,135	$5,975	$10,080	$11,276

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	December 31, 2022	June 30, 2023
Contract assets, current	Accounts receivable and contract assets, net	$28	$382
Contract assets, long-term	Other long-term assets, net	—	251
Total contract assets		$28	$633

Contract liabilities, current	Deferred revenue	$1,750	$3,015
Contract liabilities, long-term	Long-term deferred revenue	334	84
Total contract liabilities		$2,084	$3,099
During the six months ended June 30, 2023, we recognized $1.0 million of revenue related to amounts that were included in deferred revenue as of December 31, 2022.
The following information represents the total transaction price for the remaining performance obligations as of June 30, 2023 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2023, we had $22.0 million of remaining performance obligations, of which $13.4 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
6.     LEASES
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2023 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	December 31, 2022	June 30, 2023
Operating lease assets	Right-of-use assets under operating leases, net	$6,571	$4,510
Finance lease assets	Property and equipment, net	48	29
Total lease assets		6,619	4,539

Operating lease liabilities, current	Current operating lease liabilities	4,910	3,002
Operating lease liabilities, long-term	Long-term operating lease liabilities	4,306	2,432
Finance lease liabilities, current	Accrued expenses	38	37
Finance lease liabilities, long-term	Other long-term liabilities	3	—
Total lease liabilities		$9,257	$5,471
Amended Lease Agreement
On April 3, 2023, we amended the lease terms of our office located in Atlanta, Georgia. The amended lease agreement provides for our relocation to a different unit in the same building, reducing the square footage of our office from approximately 77,000 to 17,000. As part of the amended lease agreement, we will receive a discount on our current space through the remainder of 2023, which will result in a reduction of minimum lease payments of $0.4 million and a reduction in expense of $0.2 million in 2023. The amended lease agreement contemplates that our use of the new space will commence on January 1, 2024, which is when the transfer of control and right of use for this lease asset will occur. Additional future reductions in minimum lease payments and lease expense in the new lease total $1.9 million and $0.7 million, respectively, through the term of our original lease agreement, which was set to terminate on April 2025. The amended lease agreement will terminate on January 1, 2032, and we have the option to renew for an additional five-year period.

7.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	December 31, 2022	June 30, 2023
Line of Credit	$—	$30,000
Convertible senior notes, net	226,047	226,774
Total debt	$226,047	$256,774
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest on debt of $0.7 million as of each of December 31, 2022 and June 30, 2023.
2020 Convertible Senior Notes
On September 22, 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025 (the "Notes"), including the exercise in full of the initial purchasers' option to purchase up to an additional $30.0 million principal amount of the Notes. The Notes were issued pursuant to an indenture, dated September 22, 2020 (the "Indenture"), between us and U.S. Bank National Association, as trustee.
The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of the capped call transactions described below.
The Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of June 30, 2023, thus the Notes are not convertible at the option of the holders during the quarter ending September 30, 2023. The Notes may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We currently intend to settle the principal amount of the Notes with cash.
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
The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving us after which the Notes become automatically due and payable. The following events are considered "events of default" under the Indenture:
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
The net carrying amount of the liability component of the Notes is as follows (in thousands):

	December 31, 2022	June 30, 2023
Principal	$230,000	$230,000
Minus: Unamortized issuance costs	(3,953)	(3,226)
Net carrying amount	$226,047	$226,774

Interest expense recognized related to the Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Contractual interest expense (due in cash)	$575	$575	$1,150	$1,150
Amortization of debt issuance costs	365	365	730	730
Total interest expense related to the Notes	$940	$940	$1,880	$1,880
Effective interest rate	1.64%	1.64%	1.64%	1.64%
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
During the six months ended June 30, 2023, we borrowed $30.0 million against our 2018 Line of Credit. Interest on advances bears an interest rate equal to the prime rate of 8.25% as of June 30, 2023. During the six months ended June 30, 2023, we incurred approximately $0.6 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of June 30, 2023, we had $7.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of June 30, 2023.
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
On July 18, 2022, our Board adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our Board approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. As of June 30, 2023, there were 59,422 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Delivery costs	$914	$565	$1,496	$1,133
Sales and marketing expense	3,633	3,751	7,337	6,804
Research and development expense	4,247	4,502	7,451	8,587
General and administration expense	4,048	2,921	10,143	3,183
Total stock-based compensation expense	$12,842	$11,739	$26,427	$19,707
During the six months ended June 30, 2022 and 2023, we capitalized $0.8 million and $1.0 million of stock-based compensation expense for software development, respectively.

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2022	5,956	$25.43
Granted	2,728	5.16
Vested	(578)	47.22
Forfeited	(633)	33.92
Unvested — June 30, 2023	7,473	$15.74	2.38	$89,232
Shares expected to vest - June 30, 2023	7,380
During the six months ended June 30, 2023, we granted 2,728,137 RSUs to employees and executives, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to June 30, 2023, we granted 41,967 RSUs to employees and executives, which have vesting periods of one year. Unamortized stock-based compensation expense related to these RSUs totaled $0.4 million.
Performance-based RSUs
In April 2019, we granted 1,252,500 performance-based restricted stock units ("2019 PSUs"). The 2019 PSUs are composed of four equal tranches, each of which have an independent performance-based vesting condition. The vesting criteria for the four tranches are as follows:
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
Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The compensation committee of our board of directors certified the attainment of the Stock Price target, Adjusted EBITDA target, Number of Advertisers target and Adjusted Contribution target in August 2019, November 2019, October 2021 and December 2021, respectively, resulting in a vesting of 50% of each respective tranche upon the certifications. Twenty-five percent of each respective tranche has vested or will vest upon the six month anniversary of the achievement date, and 25% of each respective tranche has vested or will vest upon the 12 month anniversary of the achievement date, subject to the continued service of the participant.
In April 2020, we granted 476,608 performance-based restricted stock units ("2020 PSUs"), of which 443,276 units have a performance-based vesting condition based on a minimum average revenue per user ("ARPU") target over a trailing 12-month period and 33,332 units have the same performance-based vesting conditions as the 2019 PSUs described above that were unmet at the time. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six months after achievement date and 25% of the award vests 12 months after the achievement date. During the year ended December 31, 2022, we reassessed the likelihood of achieving the 2020 PSUs performance-based vesting condition and concluded the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the 2020 PSUs since the grant date as a benefit to stock-based compensation during the year ended December 31, 2022.

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
In July 2021, we granted 34,344 performance-based restricted stock units ("Bridg PSUs") that have performance-based vesting conditions based on the achievement of a minimum ARR target by the first anniversary of the Bridg acquisition. Vesting is tied to the percentage of an annual run rate target achieved during the specified period with 50% of the units vesting between 80% - 99.999% achievement and 100% of the units vesting upon 100% achievement. If these percentages are not met, no Bridg PSUs will vest.
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
As of December 31, 2022, 878,969 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 334,771 shares on January 1, 2023. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the six months ended June 30, 2023 we did not issue any shares under the 2018 ESPP.
9.     FAIR VALUE MEASUREMENTS
We record the fair value of assets and liabilities in accordance with ASC 820, Fair Value Measurement ("ASC 820"). ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.
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
Contingent consideration for the acquisition of Bridg
The contingent consideration for the acquisition of Bridg is composed of the First Anniversary Payment and the Second Anniversary Payment. The fair value of contingent consideration in connection with the Bridg acquisition is as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$104,121	$104,121
Total liabilities	$—	$—	$104,121	$104,121

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$18,987	$18,987
Total liabilities	$—	$—	$18,987	$18,987
The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Beginning balance	$167,245	$69,537	$232,295	$104,121
Decrease due to earnout settlement	—	(61,808)	—	(61,808)
(Gain) loss in fair value of contingent consideration	(2,968)	11,258	(68,018)	$(23,326)
Ending balance	$164,277	$18,987	$164,277	$18,987
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. Consequently, based on the First Anniversary ARR as determined by the independent accountant, we calculated the First Anniversary Payment to be $208.1 million.
Pursuant to the Merger Agreement, we were obligated to pay at least 30% of the First Anniversary Payment in cash, and could elect to pay the remainder of the First Anniversary Payment in cash or our common stock, based on a share price of $40.15 per share, or a combination thereof. In the event we chose to pay 30% of the First Anniversary Payment, as determined by the independent accountant, in cash and the remainder in common stock, we would have paid $65.3 million in cash and issued 3,556,717 shares of our common stock to complete the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. The amount of cash and shares is different than previously reported in our Form 8-K dated May 1, 2023 and our Form 10-Q dated May 4, 2023 – in which we had calculated that $72.6 million in cash and 3,374,383 shares of common stock would be paid in the event we paid the First Anniversary Payment based on the independent accountant’s determination – due to subsequent discussions and agreements reached by the relevant parties related to the amount of the brokerage fees.

However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of June 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely related to the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we now estimate the Second Anniversary ARR to be less than the First Anniversary ARR, and thus the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Refer to Note 3 - Business Combinations for further information about the Bridg acquisition and related contingent consideration.
The following table summarizes key assumptions used for estimating the fair value of the contingent consideration:

December 31, 2022
Revenue volatility	20.0%
Revenue discount rate	8.7%
Weighted average cost of capital	17.0%
Common stock volatility	156.0%
Portion to be paid in cash	30.0%

10.     COMMITMENTS AND CONTINGENCIES
Commitments
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for an expected minimum Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from September 30, 2023 through June 30, 2024. During the six months ended June 30, 2022 and 2023, we recognized zero and $1.3 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
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
In connection with our acquisition of Bridg, we owed broker fees and transaction bonuses derived from the amount of the First Anniversary Payment and do not expect to owe broker fees or transaction bonuses derived from the amount of the Second Anniversary Payment. Refer to Note 3 - Business Combinations for further details.
In March 2022, we entered into a cloud hosting arrangement guaranteeing an aggregate spend of $7.2 million over the first twelve months of the arrangement. In January 2023, we renewed our agreement guaranteeing an aggregated spend of $13.5 million over a twelve-month period.
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
As part of the acquisition of Bridg, and pursuant to the terms of the Merger Agreement, we agreed to make two earnout payments: a First Anniversary Payment and a Second Anniversary Payment – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement. On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. After review of the determination by the independent accountant, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking declaratory judgment that a certain portion of the independent accountant's determination related to the First Anniversary ARR be stricken as null and void. Since our complaint has not yet been resolved, we have not made a portion of the First Anniversary Payment, based on the independent accountant's determination of the First Anniversary ARR, as of June 30, 2023. It is possible that the court will not rule in our favor and we will be obligated to pay the full First Anniversary Payment determined by the independent accountant, which could adversely affect our business, results of operations and financial conditions. As of June 30, 2023, the disputed and unpaid portion of the First Anniversary Payment remains accrued for in current contingent consideration and accrued expenses on our consolidated balance sheet.
We are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

11.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022 and 2023 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of June 30, 2022 and 2023 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	June 30,
	2022	2023
Common stock options	413	99
Convertible Senior Notes	2,701	2,701
Unvested restricted stock units	3,581	7,473
Common stock issuable pursuant to the ESPP	25	84
12.     SEGMENTS
As of June 30, 2023, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Cardlytics platform
Adjusted contribution	$29,867	$31,640	$58,822	$57,495
Plus: Partner Share and other third-party costs	39,403	39,086	74,431	72,261
Revenue	$69,270	$70,726	$133,253	$129,756
Bridg platform
Adjusted contribution	$5,258	$5,891	$9,078	$10,983
Plus: Partner Share and other third-party costs	877	84	1,002	293
Revenue	$6,135	$5,975	$10,080	$11,276
Total
Adjusted contribution	$35,125	$37,531	$67,900	$68,478
Plus: Partner Share and other third-party costs	40,280	39,170	75,433	72,554
Revenue	$75,405	$76,701	$143,333	$141,032
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

The following table presents a reconciliation of income before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Adjusted contribution	$35,125	$37,531	$67,900	$68,478
Minus:
Delivery costs	8,162	7,015	14,695	13,439
Sales and marketing expense	21,983	15,205	39,631	29,153
Research and development expense	13,581	14,847	25,872	26,411
General and administration expense	20,984	16,276	41,409	29,346
Acquisition and integration cost (benefit)	2,197	(9,947)	(2,401)	(8,224)
(Gain) loss in fair value of contingent consideration	(2,968)	11,258	(68,018)	(23,326)
Goodwill impairment	83,149	—	83,149	—
Depreciation and amortization expense	10,356	7,200	20,227	13,775
Total other expense (income)	5,417	(815)	8,034	(2,196)
Loss before income taxes	$(127,736)	$(23,508)	$(94,698)	$(9,900)
The following tables provide geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue:
United States	$69,178	$72,645	$130,831	$133,725
United Kingdom	6,227	4,056	12,502	7,307
Total	$75,405	$76,701	$143,333	$141,032

	December 31, 2022	June 30, 2023
Property and equipment, net:
United States	$4,453	$3,239
United Kingdom	1,463	162
Total	$5,916	$3,401
Capital expenditures within the United Kingdom totaled $0.1 million and less than $0.1 million during the six months ended June 30, 2022 and 2023, respectively.
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
Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the six months ended June 30, 2022 and 2023, our top five marketers accounted for 21% and 14% of our revenue, respectively, with no marketer accounting for over 10%. As of June 30, 2022 and 2023, our top five marketers accounted for 19% and 17% of our accounts receivable, respectively, with no marketer accounting for over 10%.

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
During the six months ended June 30, 2022, our top three FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with the top two FI partners each representing over 20% and third largest FI partner representing over 10% of Partner Share. During the six months ended June 30, 2023, our top three FI partners combined to account for over 85% of the total Partner Share we paid to all partners, with the top FI partner representing over 50% and the second and third largest FI partner each representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; anticipated payments under the Merger Agreement with Bridg; and anticipated Partner Share commitment shortfall payments. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Our company’s mission is to make commerce smarter and more rewarding for everyone. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which include online, mobile applications, email, and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and target loyalty marketing and also enable marketers to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchant data partners that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas.
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

We pay certain partners a negotiated and fixed percentage of our billings to marketers, less any Consumer Incentives that we pay to customers and certain third-party data costs ("Partner Share"). We report our revenue gross of Partner Share. Partner Share costs are included in Partner Share and other third-party costs in our consolidated statements of operations, rather than as a reduction of revenue, because we and not our partners act as the principal in our arrangements with marketers.
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
Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $75.4 million and $76.7 million during the three months ended June 30, 2022 and 2023, respectively, reflecting an increase of 2%. Billings, a non-GAAP measure that represents the gross amount billed to marketers gross of both Consumer Incentives and Partner Share, was $107.7 million and $109.4 million during the three months ended June 30, 2022 and 2023, respectively. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $27.0 million and $30.5 million during the three months ended June 30, 2022 and 2023, respectively, representing a decrease of 13%. Adjusted contribution, a non-GAAP measure that represents our revenue less our Partner Share and other third-party costs, was $35.1 million and $37.5 million during the three months ended June 30, 2022 and 2023, respectively, representing an increase of 7%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
Billings(1)	$107,744	$109,424	$1,680	2%	$205,969	$205,050	$(919)	—%
Consumer Incentives	32,339	32,723	384	1	62,636	64,018	1,382	2
Revenue	75,405	76,701	1,296	2	143,333	141,032	(2,301)	(2)
Partner Share and other third-party costs(1)	40,280	39,170	(1,110)	(3)	75,433	72,554	(2,879)	(4)
Adjusted contribution(1)	35,125	37,531	2,406	7	67,900	68,478	578	1
Delivery costs	8,162	7,015	(1,147)	(14)	14,695	13,439	(1,256)	(9)
Gross profit	$26,963	$30,516	$3,553	13%	$53,205	$55,039	$1,834	3%
Net loss	$(126,290)	$(23,508)	$102,782	(81)%	$(93,252)	$(9,900)	$83,352	(89)%
Adjusted EBITDA(1)	$(15,785)	$(4,073)	$11,712	74%	$(26,322)	$(10,164)	$16,158	(61)%
(1)Billings, adjusted contribution and adjusted EBITDA are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings, GAAP gross profit to adjusted contribution and GAAP net income to adjusted EBITDA.
During the three months ended June 30, 2022 and 2023, we recognized net loss of $126.3 million and $23.5 million, respectively. Reflected in net loss, during the three months ended June 30, 2022 and 2023, we recognized a benefit of $3.0 million and a loss of $11.3 million related to the loss (gain) in the fair value of contingent consideration to Bridg shareholders, respectively, and a cost of $2.2 million and a benefit of $9.9 million is primarily in connection with change in the estimated brokerage fee related to our acquisition of Bridg, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both our partners and marketers.
FI Partners
Our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association ("Wells Fargo"), as well as many other national and regional financial institutions, financial technology companies, virtual-only banks, and several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FIs.
For the three months ended June 30, 2022 and 2023, our average monthly active users ("MAUs") were 179.9 million and 188.1 million, respectively, and our average revenue per user ("ARPU") for each period was $0.38. MAUs and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.

Partner Commitments
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. As of March 31, 2023, we accrued $4.5 million for an expected minimum Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from September 30, 2023 through June 30, 2024. As of December 31, 2022 and June 30, 2023, we recognized $3.2 million and $1.3 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
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
Contingent consideration for the acquisition of Bridg
As part of our acquisition of Bridg, Inc. (“Bridg”) and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the “Merger Agreement”), we agreed to make two earnout payments – the First Anniversary Payment Amount and the Second Anniversary Payment Amount – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement.
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR as determined by the independent accountant to be $23.2 million. Consequently, based on the First Anniversary ARR, we calculated the First Anniversary Payment to be $208.1 million.
Pursuant to the Merger Agreement, we were obligated to pay at least 30% of the First Anniversary Payment in cash, and could elect to pay the remainder of the First Anniversary Payment in cash or our common stock, based on a share price of $40.15 per share, or a combination thereof. In the event we chose to pay 30% of the First Anniversary Payment, as determined by the independent accountant, in cash and the remainder in common stock, we would have paid $65.3 million in cash and issued 3,556,717 shares of our common stock to complete the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. The amount of cash and shares is different than previously reported in our Form 8-K dated May 1, 2023 and our Form 10-Q dated May 4, 2023 – in which we had calculated that $72.6 million in cash and 3,374,383 shares of common stock would be paid in the event we paid the First Anniversary Payment based on the independent accountant’s determination – due to subsequent discussions and agreements reached by the relevant parties related to the amount of the brokerage fees.
However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of June 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely related to the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we have calculated the Second Anniversary ARR to be less than the First Anniversary ARR, and thus the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Refer to Note 3 - Business Combinations for further information about the Bridg acquisition and related contingent consideration.
Restructuring
During the three months ended June 30, 2022, we began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. This transition resulted in severance and medical benefits totaling $1.0 million as a result of a headcount reduction due to improved data management efficiencies. This expense is included in Delivery costs on our Consolidated Statement of Operations.

Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the changes in inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on advertising, which may impact our business and our customers’ businesses.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition and operating results, see the section titled "Risk Factors."
Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
	(in thousands, except ARPU)
Cardlytics MAUs	179,890	188,093	179,450	188,441
Cardlytics ARPU	$0.38	$0.38	$0.74	$0.72
Billings	$107,744	$109,424	$205,969	$205,050
Adjusted contribution	$35,125	$37,531	$67,900	$68,478
Adjusted EBITDA	$(15,785)	$(4,073)	$(26,322)	$(10,164)
Cardlytics Monthly Active Users
We define MAUs as targetable customers or accounts that have logged in and visited online or mobile applications containing offers, opened an email containing an offer, or redeemed an offer from the Cardlytics platform during a monthly period. We then calculate a monthly average of these MAUs for the periods presented. We believe that MAUs is an indicator of the Cardlytics platform's ability to drive engagement and is reflective of the marketing base that we offer to marketers.
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

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$69,270	$6,135	$75,405	$70,726	$5,975	$76,701
Plus:
Consumer Incentives	32,339	—	32,339	32,723	—	32,723
Billings	$101,609	$6,135	$107,744	$103,449	$5,975	$109,424

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$133,253	$10,080	$143,333	$129,756	$11,276	$141,032
Plus:
Consumer Incentives	62,636	—	62,636	64,018	—	64,018
Billings	$195,889	$10,080	$205,969	$193,774	$11,276	$205,050
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

The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$69,270	$6,135	$75,405	$70,726	$5,975	$76,701
Minus:
Partner Share and other third-party costs	39,403	877	40,280	39,086	84	39,170
Delivery costs(1)	6,311	1,851	8,162	5,217	1,798	7,015
Gross profit	23,556	3,407	26,963	26,423	4,093	30,516
Plus:
Delivery costs(1)	6,311	1,851	8,162	5,217	1,798	7,015
Adjusted contribution	$29,867	$5,258	$35,125	$31,640	$5,891	$37,531
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.9 million and $0.6 million for the three months ended June 30, 2022 and 2023, respectively.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$133,253	$10,080	$143,333	$129,756	$11,276	$141,032
Minus:
Partner Share and other third-party costs	74,431	1,002	75,433	72,261	293	72,554
Delivery costs(1)	11,218	3,477	14,695	9,910	3,529	13,439
Gross profit	47,604	5,601	53,205	47,585	7,454	55,039
Plus:
Delivery costs(1)	11,218	3,477	14,695	9,910	3,529	13,439
Adjusted contribution	$58,822	$9,078	$67,900	$57,495	$10,983	$68,478
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $1.5 million and $1.1 million for the six months ended June 30, 2022 and 2023, respectively.
Adjusted EBITDA
Adjusted EBITDA represents our loss before income taxes; interest expense, net; depreciation and amortization expense; stock-based compensation expense; foreign currency (loss) gain; acquisition and integration cost (benefit); (gain) loss in fair value of contingent consideration; goodwill impairment and restructuring and reduction of force. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, and foreign currency (loss) gain are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net income in order to calculate adjusted EBITDA.
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
The following table presents a reconciliation of adjusted EBITDA to net loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net loss	$(126,290)	$(23,508)	$(93,252)	$(9,900)
Plus:
Income tax benefit	(1,446)	—	(1,446)	—
Interest expense, net	879	574	1,826	582
Depreciation and amortization	10,356	7,200	20,227	13,775
Stock-based compensation expense	12,842	11,739	26,427	19,707
Foreign currency loss (gain)	4,538	(1,389)	6,208	(2,778)
Acquisition and integration cost (benefit)	2,197	(9,947)	(2,401)	(8,224)
(Gain) loss in fair value of contingent consideration	(2,968)	11,258	(68,018)	(23,326)
Goodwill impairment	83,149	—	83,149	—
Restructuring and reduction of force	958	—	958	—
Adjusted EBITDA	$(15,785)	$(4,073)	$(26,322)	$(10,164)
The following table presents a reconciliation of adjusted EBITDA to Adjusted Contribution, the most directly comparable segment income measure (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Adjusted Contribution	$29,867	$5,258	$35,125	$31,640	$5,891	$37,531
Minus:
Delivery costs	6,311	1,851	8,162	5,217	1,798	7,015
Sales and marketing expense	20,908	1,075	21,983	12,834	2,371	15,205
Research and development expense	11,936	1,645	13,581	13,399	1,448	14,847
General and administration expense	21,232	(248)	20,984	15,117	1,159	16,276
Stock-based compensation expense	(13,944)	1,102	(12,842)	(10,605)	(1,134)	(11,739)
Restructuring and reduction of force	(958)	—	(958)	—	—	—
Adjusted EBITDA	$(15,618)	$(167)	$(15,785)	$(4,322)	$249	$(4,073)

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2023
	Cardlytics Platform	Bridg Platform		Consolidated	Cardlytics Platform	Bridg Platform		Consolidated
Adjusted Contribution	$58,822	$9,078		$67,900	$57,495	$10,983		$68,478
Minus:
Delivery costs	11,218	3,477		14,695	9,910	3,529		13,439
Sales and marketing expense	36,816	2,815		39,631	24,382	4,771		29,153
Research and development expense	22,895	2,977		25,872	23,726	2,685		26,411
General and administration expense	40,441	968		41,409	28,447	899		29,346
Stock-based compensation expense	(25,879)	(548)		(26,427)	(18,708)	(999)		(19,707)
Restructuring and reduction of force	(958)	—		(958)	—	—		—
Adjusted EBITDA	$(25,711)	$(611)	0	$(26,322)	$(10,262)	$98	$—	$(10,164)
Bridg Annualized Recurring Revenue
As of June 30, 2023 we are no longer disclosing ARR, as we no longer view it as an important measure of our current performance and do not believe it provides useful information to investors for period-to-period comparisons of our core business or in understanding and evaluating our results of operations. Refer to Note 9—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the contingent consideration.
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$75,405	$76,701	$143,333	$141,032
Costs and expenses:
Partner Share and other third-party costs	40,280	39,170	75,433	72,554
Delivery costs	8,162	7,015	14,695	13,439
Sales and marketing expense	21,983	15,205	39,631	29,153
Research and development expense	13,581	14,847	25,872	26,411
General and administrative expense	20,984	16,276	41,409	29,346
Acquisition and integration cost (benefit)	2,197	(9,947)	(2,401)	(8,224)
(Gain) loss in fair value of contingent consideration	(2,968)	11,258	(68,018)	(23,326)
Goodwill impairment	83,149	—	83,149	—
Depreciation and amortization expense	10,356	7,200	20,227	13,775
Total costs and expenses	197,724	101,024	229,997	153,128
Operating income	(122,319)	(24,323)	(86,664)	(12,096)
Other (expense) income:
Interest expense, net	(879)	(574)	(1,826)	(582)
Foreign currency (loss) gain	(4,538)	1,389	(6,208)	2,778
Total other (expense) income	(5,417)	815	(8,034)	2,196
Loss before income taxes	(127,736)	(23,508)	(94,698)	(9,900)
Income tax benefit	1,446	—	1,446	—
Net loss	$(126,290)	$(23,508)	$(93,252)	$(9,900)

Comparison of Three and Six Months Ended June 30, 2022 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Billings	$107,744	$109,424	$1,680	2%	$205,969	$205,050	$(919)	—%
Consumer Incentives	32,339	32,723	384	1	62,636	64,018	1,382	2
Revenue	$75,405	$76,701	$1,296	2%	$143,333	$141,032	$(2,301)	(2)%
% of billings	70%	70%			70%	69%
The $1.3 million increase in revenue during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was comprised of a $1.7 million increase in billings offset by a $0.4 million increase in Consumer Incentives. The change in billings was comprised of $2.3 million decrease in sales to existing marketers favorably offset by $4.0 million in sales to new marketers in 2023. Consumer Incentives grew at a higher rate than billings during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of changes in advertiser mix and Consumer Incentives funded by partners through a reduction in Partner Share.
The $2.3 million decrease in revenue during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was comprised of a $0.9 million decrease in billings and a $1.4 million increase in Consumer Incentives. The billings decrease was comprised of a $7.2 million decrease in sales to existing marketers and favorably offset by a $6.3 million increase in sales to new marketers in 2022. Consumer Incentives grew at a lower rate than billings during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as a result of changes in advertiser mix.
Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Total Partner Share and other third-party costs	$40,280	$39,170	$(1,110)	(3)%	$75,433	$72,554	$(2,879)	(4)%
% of revenue	53%	51%			53%	51%
Partner Share and other third-party costs decreased by $1.1 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to decreased revenue from sales of the Cardlytics platform and Consumer Incentives funded by partners through a reduction in Partner Share.
Partner Share and other third-party costs decreased by $2.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to decreased revenue from sales of the Cardlytics platform and Consumer Incentives funded by partners through a reduction in Partner Share. Additionally we had an increase of $1.3 million due to our expected minimum Partner Share commitment shortfall.

Delivery Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Delivery costs excluding stock-based compensation expense	$7,248	$6,450	$(798)	(11)%	$13,199	$12,306	$(893)	(7)%
Plus:
Stock-based compensation expense	914	565	(349)	(38)	1,496	1,133	(363)	(24)
Total delivery costs	$8,162	$7,015	$(1,147)	(14)%	$14,695	$13,439	$(1,256)	(9)%
% of revenue	11%	9%			10%	10%
Total delivery costs decreased by $1.1 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Delivery costs excluding stock-based compensation decreased by $0.8 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a $2.7 million decrease due to a reduction of headcount, partially offset by a $1.9 million increase in costs associated with hosting the Cardlytics platform for certain partners.
Total delivery costs decreased by $1.3 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Delivery costs excluding stock-based compensation decreased by $0.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a $4.1 million decrease due to a reduction of headcount, partially offset by a $3.2 million increase in costs associated with hosting the Cardlytics platform for certain partners.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Sales and marketing expense excluding stock-based compensation expense	$18,350	$11,454	$(6,896)	(38)%	$32,294	$22,349	$(9,945)	(31)%
Plus:
Stock-based compensation expense	3,633	3,751	118	3	7,337	6,804	(533)	(7)
Total sales and marketing expense	$21,983	$15,205	$(6,778)	(31)%	$39,631	$29,153	$(10,478)	(26)%
% of revenue	29%	20%			28%	21%
Total sales and marketing expenses decreased by $6.8 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Sales and marketing expense excluding the impact of stock-based compensation decreased by $6.9 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to a $4.5 million decrease due to a reduction of headcount, a $1.1 million decrease due to marketing expenses, a $1.0 million decrease in consulting and recruiting expenses and a $0.3 million decrease in facility expenses.
Total sales and marketing expenses decreased by $10.5 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Sales and marketing expense excluding stock-based compensation decreased by $9.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a $7.1 million decrease due to a reduction of headcount, a $1.5 million decrease in marketing expenses, a $1.0 million decrease in consulting and recruiting expenses and a $0.3 million decrease in facility expenses.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Research and development expense excluding stock-based compensation expense	$9,334	$10,345	$1,011	11%	$18,421	$17,824	$(597)	(3)%
Plus:
Stock-based compensation expense	4,247	4,502	255	6	7,451	8,587	1,136	15
Total research and development expense	$13,581	$14,847	$1,266	9%	$25,872	$26,411	$539	2%
% of revenue	18%	19%			18%	19%
Total research and development expense increased by $1.3 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Research and development expense excluding stock-based compensation increased by $1.0 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2023, primarily due to a $0.7 million increase in software licenses and a $0.6 million increase in professional fees, partially offset by a $0.3 million decrease related to a reduction of headcount
Total research and development expense increased by $0.5 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Research and development expense excluding stock-based compensation decreased by $0.6 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a $3.0 million decrease related to a reduction of headcount, partially offset by a $1.3 million increase in software licenses and a $1.1 million increase in professional fees.
General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
General and administrative expense excluding stock-based compensation expense	$16,936	$13,355	$(3,581)	(21)%	$31,266	$26,163	$(5,103)	(16)%
Plus:
Stock-based compensation expense	4,048	2,921	(1,127)	(28)	10,143	3,183	(6,960)	(69)
Total general and administrative expense	$20,984	$16,276	$(4,708)	(22)%	$41,409	$29,346	$(12,063)	(29)%
% of revenue	28%	21%			29%	21%
Total general and administrative expense decreased by $4.7 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. General and administrative expense excluding stock-based compensation decreased by $3.6 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a $1.8 million decrease related to a reduction of headcount, a $0.7 million decrease in software licenses, a $0.5 million decrease in insurance premiums, a $0.3 million decrease in marketing expenses, a $0.2 million decrease in travel expenses and a $0.1 million decrease in professional fees.
Total general and administrative expense decreased by $12.1 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. General and administrative expense excluding stock-based compensation decreased by $5.1 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a $3.1 million decrease related to a reduction of headcount, a $0.8 million decrease in software licenses, a $0.5 million decrease in insurance premiums, a $0.4 million decrease in marketing expenses, a $0.2 million decrease in travel expenses and a $0.1 million decrease in professional fees.

Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
Delivery costs	$914	$565	$(349)	(38)%	$1,496	$1,133	$(363)	(24)%
Sales and marketing expense	3,633	3,751	118	3	7,337	6,804	(533)	(7)
Research and development expense	4,247	4,502	255	6	7,451	8,587	1,136	15
General and administrative expense	4,048	2,921	(1,127)	(28)	10,143	3,183	(6,960)	(69)
Total stock-based compensation expense	$12,842	$11,739	$(1,103)	(9)%	$26,427	$19,707	$(6,720)	(25)%
% of revenue	32%	15%			18%	14%
Stock-based compensation expense decreased by $1.1 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by the reversal of expense associated with the 2020 PSUs, which we believe are no longer likely to vest, and award forfeitures associated with executive departures.
Stock-based compensation expense decreased by $6.7 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the reversal of expense associated with the 2020 PSUs, which we believe are no longer likely to vest, and award forfeitures associated with executive departures.
Acquisition and integration cost (benefit)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Acquisition and integration cost (benefit)	$2,197	$(9,947)	$(12,144)	n/a	$(2,401)	$(8,224)	$(5,823)	n/a
% of revenue	3%	(13)%			—%	(6)%
During the three months ended June 30, 2022 and 2023 we incurred a $2.2 million expense and recognized a $9.9 million benefit, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg.
During the six months ended June 30, 2022 and 2023 we recognized benefits of $2.4 million and $8.2 million, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. Refer to Note 9—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the contingent consideration.
(Gain) loss in fair value of contingent consideration (gain) loss

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
(Gain) loss in fair value of contingent consideration	$(2,968)	$11,258	$14,226	n/a	$(68,018)	$(23,326)	$44,692	n/a
% of revenue	—%	15%			—%	(6)%
During the three months ended June 30, 2022 and 2023, we recognized a gain of $3.0 million and a loss of $11.3 million, respectively, related to the reduction of the fair value of contingent consideration to Bridg shareholders.
During the six months ended June 30, 2022 and 2023, we recognized gains of $68.0 million and $23.3 million, respectively, related to the reduction of the fair value of contingent consideration to Bridg shareholders. Refer to Note 9—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the contingent consideration.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Depreciation and amortization expense	$10,356	$7,200	$(3,156)	(30)%	$20,227	$13,775	$(6,452)	(32)%
% of revenue	14%	9%			14%	10%
Depreciation and amortization expense decreased $3.2 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to our impairment of intangible assets in the fourth quarter of 2022.
Depreciation and amortization expense decreased $6.5 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to our impairment of intangible assets in the fourth quarter of 2022.
Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Interest expense	$(997)	$(1,621)	$(624)	63%	$(1,993)	$(2,744)	$(751)	38%
Interest income	118	1,047	929	787%	167	2,162	1,995	1,195%
Interest expense, net	$(879)	$(574)	$305	(35)%	$(1,826)	$(582)	$1,244	(68)%
% of revenue	(1)%	(1)%			(1)%	—%
Interest expense, net decreased by $0.3 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as a result of an increase in interest income driven by higher interest rates on our money market and direct deposits accounts.
Interest expense, net decreased by $1.2 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as a result of an increase in interest income driven by higher interest rates on our money market and direct deposits accounts.
Foreign Currency (Loss) Gain

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Foreign currency (loss) gain	$(4,538)	$1,389	$5,927	n/a	$(6,208)	$2,778	$8,986	n/a
% of revenue	(6)%	2%			(4)%	(1)%
Foreign currency (loss) gain increased by $5.9 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in the value of the British pound relative to the U.S. dollar.
Foreign currency (loss) gain increased by $9.0 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2022	June 30, 2023
Cash and cash equivalents	$121,905	$92,069
Restricted cash	80	76
Working capital(1)	1,098	33,792
Accounts receivable and contract assets, net	115,609	97,279
Unused available borrowings	42,282	7,045
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts and demand deposit accounts. As of June 30, 2023, our demand deposit accounts and our money market account earned approximately 2.7% and 4.1% annual rate of interest, respectively. As of June 30, 2023, $1.2 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics UK Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through June 30, 2023, we have incurred accumulated net losses of $986.5 million since inception, including net loss of $23.5 million and $9.9 million for the three and six months ended June 30, 2023, respectively. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.
Our other future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, our merger and acquisition efforts, the continued expansion of sales and marketing activities, the enhancement of our platforms, the introduction of new solutions, the continued market acceptance of our solutions and the extent of the impact of macroeconomic events on the global economy. We expect to incur additional operating losses in the near term as we continue our efforts to grow our business and may require additional capital resources to continue to grow our business. As of June 30, 2023, we paid $50.1 million in cash related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Further, our 2018 Line of Credit expires April 29, 2024, which will currently require repayment of $30.0 million we have outstanding as of June 30, 2023. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months and in the long-term following the date our consolidated financial statements were issued. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be materially and adversely impacted. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.
Sources of Material Cash Requirements
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for an expected minimum Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from September 30, 2023 through June 30, 2024. During the six months ended June 30, 2022 and 2023, we recognized zero and $1.3 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
Acquisition of Bridg
As part of our acquisition of Bridg, Inc. (“Bridg”) and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the “Merger Agreement”), we agreed to make two earnout payments – the First Anniversary Payment Amount and the Second Anniversary Payment Amount – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement.
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR as determined by the independent accountant to be $23.2 million. Consequently, based on the First Anniversary ARR, we calculated the First Anniversary Payment to be $208.1 million.

Pursuant to the Merger Agreement, we were obligated to pay at least 30% of the First Anniversary Payment in cash, and could elect to pay the remainder of the First Anniversary Payment in cash or our common stock, based on a share price of $40.15 per share, or a combination thereof. In the event we chose to pay 30% of the First Anniversary Payment, as determined by the independent accountant, in cash and the remainder in common stock, we would have paid $65.3 million in cash and issued 3,556,717 shares of our common stock to complete the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. The amount of cash and shares is different than previously reported in our Form 8-K dated May 1, 2023 and our Form 10-Q dated May 4, 2023 – in which we had calculated that $72.6 million in cash and 3,374,383 shares of common stock would be paid in the event we paid the First Anniversary Payment based on the independent accountant’s determination – due to subsequent discussions and agreements reached by the relevant parties related to the amount of the brokerage fees.
However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of June 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely related to the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we have calculated the Second Anniversary ARR to be less than the First Anniversary ARR, and thus the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. .Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for additional information regarding the contingent consideration.
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
During the six months ended June 30, 2023, we borrowed $30.0 million against our 2018 Line of Credit. Interest on advances bears an interest rate equal to the prime rate of 8.25% as of June 30, 2023. During the three months ended June 30, 2023, we incurred approximately $0.6 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of June 30, 2023, we had $7.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of June 30, 2023.

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
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2023
Cash, cash equivalents and restricted cash — Beginning of period	$233,562	$121,985
Net cash used in operating activities	(26,369)	(4,313)
Net cash used in investing activities	(9,303)	(5,549)
Net cash provided by financing activities	(39,802)	(20,095)
Effect of exchange rates on cash, cash equivalents and restricted cash	(969)	117
Cash, cash equivalents and restricted cash — End of period	$157,119	$92,145
Operating Activities
Operating activities used $4.3 million of cash during the six months ended June 30, 2023, which reflected our net income of $9.9 million, including $34.1 million of non-cash charges offset by a $23.3 million change in estimated contingent consideration, and a $5.2 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets, amortization of financing costs charged to interest expense and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $11.0 million decrease in our Consumer Incentive liability, a $0.3 million decrease in Partner Share liability and a $11.0 million decrease in other accrued expense, a $2.0 million decrease in accounts payable and a $0.4 million decrease in prepaid expenses and other assets, partially offset by a $18.1 million decrease in accounts receivable. These fluctuations are primarily driven by the quarterly seasonality of our business.
Operating activities used $26.4 million of cash during the six months ended June 30, 2022, which reflected our net loss of $93.3 million, including $139.2 million of non-cash charges, offset by a $68.0 million change in estimated contingent consideration, and a $4.3 million change in our net operating assets and liabilities. The non-cash charges primarily related to goodwill impairment, stock-based compensation expense, depreciation and amortization expense, amortization of right–of–use assets and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $5.8 million decrease in other accrued expenses, a $4.8 million decrease in Partner Share liability and a $9.7 million decrease in our Consumer Incentive liability, partially offset by a $19.7 million decrease in accounts receivable. These fluctuations are primarily driven by the quarterly seasonality of our business.
Investing Activities
Investing activities used $9.3 million and $5.5 million in cash during the six months ended June 30, 2022 and 2023, respectively. Our investing cash flows during the six months ended June 30, 2023 primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software. Our investing cash flows during six months ended June 30, 2022 primarily consisted of funds used for the acquisition of Entertainment, purchases of technology hardware and the capitalization of costs to develop internal-use software.

Financing Activities
Financing activities used $20.1 million in cash during the six months ended June 30, 2023, consisting of $50.1 million paid for the First Anniversary Payment and $30.0 million borrowed under our 2018 Line of Credit.
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
We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition as net versus gross in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, the assumptions used both in the initial valuation and ongoing impairment analysis of goodwill and acquired intangible assets of Dosh, Bridg and Entertainment, the assumptions used in the valuation of contingent consideration related to the potential First and Second Anniversary Payments in connection with the acquisition of Bridg, and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate or 8.25%. As of June 30, 2023, the prime rate was 8.25% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the six months ended June 30, 2022 and 2023, our operating expense would have increased by $0.3 million and $0.5 million, respectively.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As part of the acquisition of Bridg, and pursuant to the terms of the Merger Agreement, we agreed to make two earnout payments: a First Anniversary Payment and a Second Anniversary Payment – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement. On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. After review of the determination by the independent accountant, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking declaratory judgment that a certain portion of the independent accountant's determination related to the First Anniversary ARR be stricken as null and void. Since our complaint has not yet been resolved, we have not made a portion of the First Anniversary Payment, based on the independent accountant's determination of the First Anniversary ARR, as of June 30, 2023. It is possible that the court will not rule in our favor and we will be obligated to pay the full First Anniversary Payment determined by the independent accountant, which could adversely affect our business, results of operations and financial conditions.
We are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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
General worldwide economic conditions have created significant instability in recent years. For example, inflation rates have fluctuated significantly in recent periods, and increased inflation may result in decreased demand for our products and solutions, increases in our operating costs (including our labor costs), reduced liquidity and limitations on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Further, concerns have recently arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the "FDIC") was appointed receiver of SVB. On March 12, 2023, the FDIC was appointed receiver of Signature Bank. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed receiver of First Republic Bank. Also on May 1, 2023, the FDIC announced that it was entering into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, Columbus, Ohio, to assume all the deposits and substantially all of the assets of First Republic Bank. While we do not have any exposure to First Republic Bank, SVB or Signature Bank, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including our ability to transfer funds, make payments or receive funds, may be threatened and could have a material adverse effect on our business and financial condition. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to begin or continue to reduce or delay their marketing spending. Historically, economic downturns have resulted in overall reductions in marketing spending. Alternatively, as the market recovers from the pandemic, marketing spend may be volatile and unpredictable as certain industries recover at different speeds. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
In addition, our business may be materially and adversely affected by weak economic conditions in the industries that we serve. We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have expanded into new industries such as travel and entertainment, direct-to-consumer, grocery and gas. All of these industries have been negatively impacted by inflationary pressure and certain precautions taken to control inflationary pressure. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot assure you that the market for services such as ours will experience growth or that we will experience growth.
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

•the revenue mix generated from the operations of Cardlytics and its subsidiaries;
•decisions made by our FI partners to increase Consumer Incentives or use their Partner Share to fund their Consumer Incentives;
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
Fluctuations in our quarterly operating results, non-GAAP metrics and other metrics and the price of our common stock may be particularly pronounced in the current economic environment. Each factor above or discussed elsewhere in this "Risk Factors" section or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.
We may not be able to sustain our revenue and billings growth rate in the future.
Our revenue increased 2% from $75.4 million during the three months ended June 30, 2022 to $76.7 million during the three months ended June 30, 2023. Our billings increased 2% from $107.7 million during the three months ended June 30, 2022 to $109.4 million during three months ended June 30, 2023. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during the three months ended June 30, 2022 and 2023 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
•lack of continued participation by FI partners in our network or our failure to attract new FI partners;
•any decline in demand for the Cardlytics platform by marketers or their agencies;
•failure by our FI partners to increase engagement with our solutions within their customer bases, adopt our new technology and products, improve their customers’ user experience, increase customer awareness, leverage additional customer outreach channels like email or otherwise promote our incentive programs on their websites and mobile applications, including by making the programs difficult to access or otherwise diminishing their prominence;
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
In addition, we are often required to pay Consumer Incentives before we receive payment from the applicable marketer. Accordingly, if we encounter any significant failure to ultimately collect payment, our business, financial condition and operating results could be adversely affected.
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During the six months ended June 30, 2022, our top three FI partners combined to account for over 75% of the total Partner Share we paid to all partners, with the top two FI partners each representing over 20% and third largest FI partner representing over 10% of Partner Share. During the six months ended June 30, 2023, our top three FI partners combined to account for over 85% of the total Partner Share we paid to all partners, with the top FI partner representing over 50% and the second and third largest FI partner each representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
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
We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of unfavorable macroeconomic conditions and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of any publicly announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
If we fail to maintain our relationships with current FI partners or attract new FI partners, we may not be able to sufficiently grow our revenue, which could significantly harm our business, results of operations and financial condition.
Our ability to grow our revenue depends on our ability to maintain our relationships with current FI partners and attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 10 largest FIs in the U.S., five of which are currently part of our network, while the balance of card spending is spread across thousands of smaller FIs. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to maintain our relationships with the large FIs that are currently part of our network and establish relationships with the large FIs that are not currently part of our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large FIs. If we are unable to maintain our relationships with current FI partners and attract new FI partners, our business, results of operations and financial condition would be significantly harmed, and we may fail to capture a material portion of the native bank advertising market opportunity.
Our future success will depend, in part, on our ability to expand into new industries.
We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have expanded into new industries such as travel and entertainment, direct-to-consumer, grocery and gas, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industries. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industries. Our success in expanding sales of our solutions to marketers in new industries will depend on a variety of factors, including our ability to:
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
We derive nearly all of our revenue from marketers and their agencies. Accordingly, our business depends on our ability to satisfy marketers and their agencies with respect to their marketing needs. We are in the process of updating our platforms. Any failure or delays in the performance of our systems could cause service interruptions or impaired system performance. Such failures in our systems could cause us to fail to maximize our earning potential with respect to any given marketing campaign. Such failures in our systems could also cause us to over-run on campaigns, thus committing us to higher redemptions, which may negatively affect the profitability of the affected campaigns. If sustained or repeated, these performance issues could adversely affect our business, financial condition or operating results, and further reduce the attractiveness of our solutions to new and existing marketers and cause existing marketers to reduce or cease using our solutions, which could also adversely affect our business, financial condition or operating results. In addition, negative publicity resulting from issues related to our marketer relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new marketers or marketing agencies and maintain and expand our relationships with existing marketers.
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
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for an expected minimum Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from September 30, 2023 through June 30, 2024. During the six months ended June 30, 2022 and 2023, we recognized zero and $1.3 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
To the extent that we are unable to generate revenue from marketers sufficient to offset our Partner Share commitments and other obligations, our business, results of operations and financial conditions could be harmed.
The total amount we will have to pay in connection with the acquisition of Bridg may be materially larger than we expect.
As part of the acquisition of Bridg, and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the “Merger Agreement”), we agreed to make two earnout payments: a First Anniversary Payment and a Second Anniversary Payment – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively.
In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement.
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR as determined by the independent accountant to be $23.2 million. Consequently, based on the First Anniversary ARR, we calculated the First Anniversary Payment to be $208.1 million.
Pursuant to the Merger Agreement, we were obligated to pay at least 30% of the First Anniversary Payment in cash, and could elect to pay the remainder of the First Anniversary Payment in cash or our common stock, based on a share price of $40.15 per share, or a combination thereof. In the event we chose to pay 30% of the First Anniversary Payment, as determined by the independent accountant, in cash and the remainder in common stock, we would have paid $65.3 million in cash and issued 3,556,717 shares of our common stock to complete the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. The amount of cash and shares is different than previously reported in our Form 8-K dated May 1, 2023 and our Form 10-Q dated May 4, 2023 – in which we had calculated that $72.6 million in cash and 3,374,383 shares of common stock would be paid in the event we paid the First Anniversary Payment based on the independent accountant’s determination – due to subsequent discussions and agreements reached by the relevant parties related to the amount of the brokerage fees.
However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of June 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely related to the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the six months ended June 30, 2022 and 2023, our top five marketers accounted for 21% and 14% of our revenue, respectively, with no marketer accounting for over 10%. As of June 30, 2022 and 2023, our top five marketers accounted for 19% and 17% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
Our ability to retain and increase sales of our solutions and attract new marketers and their agencies may be adversely affected by competitive offerings, marketing methods that are lower priced or perceived as more effective than our solutions, or a general continued reduction or decline in spending by marketers due to the global economic uncertainty and financial market conditions. Larger marketers may themselves have a substantial amount of purchase data and they may also seek to augment their own purchase data with additional purchase, impression and/or demographic data acquired from third-party data providers, which may allow them to develop, individually or with partners, internal targeting and measurement capabilities.
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
We have incurred annual net losses since inception and expect to incur net losses in the future. During the six months ended June 30, 2022 and 2023, our net loss was $93.3 million and $9.9 million, respectively. We had an accumulated deficit of $986.5 million as of June 30, 2023. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
As of June 30, 2023, we had 473 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
During the three months ended June 30, 2022 and 2023, we derived 8% and 5%, respectively, of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
•the global economic uncertainty and financial market conditions inflationary pressure;
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
Other states, such as Virginia, Colorado, Utah, Iowa, Montana, Indiana, Tennessee and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside of the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation ("EU GDPR") and the United Kingdom’s GDPR (“UK GDPR”), impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. An example of the type of international regulation to which we may be subject is the U.K.’s Privacy and Electronic Communications Regulations 2011 (“PECR”), which implements the requirements of Directive 2009/136/EC (which amended Directive 2002/58/EC), which is known as the ePrivacy Directive. The PECR regulates various types of electronic direct marketing that use cookies and similar technologies. The PECR also imposes sector-specific breach reporting requirements, but only as applicable to providers of particular public electronic communications services. Additional European Union member state laws of this type may follow.

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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $2.60 to an intraday high of $161.47 through July 31, 2023. Factors that may affect the market price of our common stock include:
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

Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including our own, due to, among other factors, the actions of market participants or other actions outside of our control, including general market volatility caused by expected interest rate changes and inflation. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

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
A significant public health crisis, epidemic or pandemic (such as the COVID-19 pandemic), or a natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. A significant portion of our employee base, operating facilities and infrastructure are centralized in Atlanta, Georgia. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business, financial condition and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and operating results. In addition, the facilities of significant marketers, partners or third-party data providers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.
An active trading market for our common stock may not be sustained.
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
Recent Issuances of Unregistered Securities
We delivered 2,740,418 unregistered shares of our common stock to complete the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses. Refer to Note 3 - Business Combinations for further information about the Bridg acquisition and related contingent consideration.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1^	Third Amendment to Schedule #1, dated June 29, 2023, to the Master Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.					X
10.2	Offer Letter Agreement between Alexis DeSieno and the Registrant dated June 20, 2023					X
10.3	Separation Pay Agreement between Alexis DeSieno and the Registrant, dated July 13, 2023.					X
10.4	Amendment No. Two to Office Lease Agreement dated as of April 3, 2023, by and between the Registrant and Jamestown Ponce City Market, L.P.	10-Q	001-383386	10.4	5/4/2023
10.5	Assumption Agreement and Thirteenth Amendment to Loan and Security Agreement, dated as of May 3, 2023, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-383386	10.5	5/4/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
^ Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.
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

Cardlytics, Inc.

Date:	August 1, 2023	By:	/s/ Karim Temsamani
Karim Temsamani
Chief Executive Officer (Principal Executive, Financial and Accounting Officer)