Form 10-Q
period 2023-09-30
Cardlytics, Inc.
filed 2023-11-08
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2023, there were 39,254,146 shares outstanding of the registrant’s common stock, par value $0.0001.

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
•The total amount we have to pay in connection with the acquisition of Bridg may be materially larger than we expect.
Risks Related to our Outstanding Convertible Senior Notes
•Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes (as defined below) or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
•We are subject to counterparty risk with respect to the Capped Calls (as defined below).

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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	December 31, 2022	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$121,905	$90,067
Restricted cash	80	73
Accounts receivable and contract assets, net	115,609	103,324
Other receivables	4,470	4,865
Prepaid expenses and other assets	7,978	7,260
Total current assets	250,042	205,589
Long-term assets:
Property and equipment, net	5,916	3,005
Right-of-use assets under operating leases, net	6,571	4,823
Intangible assets, net	53,475	43,116
Goodwill	352,721	352,721
Capitalized software development costs, net	19,925	23,721
Other long-term assets, net	2,586	1,941
Total assets	$691,236	$634,916
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,765	$3,479
Accrued liabilities:
Accrued compensation	10,486	11,086
Accrued expenses	21,335	9,666
Short-term debt	—	30,000
Partner Share liability	48,593	43,495
Consumer Incentive liability	53,983	48,922
Deferred revenue	1,751	3,323
Current operating lease liabilities	4,910	2,244
Current contingent consideration	104,121	27,268
Total current liabilities	248,944	179,483
Long-term liabilities:
Convertible senior notes, net	226,047	227,139
Long-term operating lease liabilities	4,306	2,878
Deferred liabilities	334	81
Total liabilities	$479,631	$409,581

Liabilities and stockholders' equity
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, and 33,477 and 38,528 shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively	$9	$9
Additional paid-in capital	1,182,568	1,230,458
Accumulated other comprehensive income	5,598	5,304
Accumulated deficit	(976,570)	(1,010,436)
Total stockholders’ equity	211,605	225,335
Total liabilities and stockholders’ equity	$691,236	$634,916
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$72,706	$79,005	$216,039	$220,037
Costs and expenses:
Partner Share and other third-party costs	37,563	36,144	112,996	108,698
Delivery costs	9,125	7,012	23,820	20,451
Sales and marketing expense	18,289	14,161	57,920	43,314
Research and development expense	13,762	12,430	39,634	38,841
General and administration expense	19,972	15,561	61,381	44,907
Acquisition and integration (benefit) cost	(1,867)	78	(4,269)	(8,146)
(Gain) loss in fair value of contingent consideration	(46,126)	8,281	(114,144)	(15,045)
Goodwill impairment	—	—	83,149	—
Depreciation and amortization expense	10,468	5,990	30,695	19,765
Total costs and expenses	61,186	99,657	291,182	252,785
Operating income (loss)	11,520	(20,652)	(75,143)	(32,748)
Other expense:
Interest expense, net	(580)	(915)	(2,406)	(1,497)
Foreign currency (loss) gain	(4,673)	(2,399)	(10,882)	379
Total other expense	(5,253)	(3,314)	(13,288)	(1,118)
Income (loss) before income taxes	6,267	(23,966)	(88,431)	(33,866)
Income tax benefit	—	—	1,446	—
Net income (loss)	6,267	(23,966)	(86,985)	(33,866)
Net income (loss) attributable to common stockholders	$6,267	$(23,966)	$(86,985)	$(33,866)
Net income (loss) per share attributable to common stockholders, basic	$0.19	$(0.63)	$(2.60)	$(0.95)
Net income (loss) per share attributable to common stockholders, diluted	$0.19	$(0.63)	$(2.60)	$(0.95)
Weighted-average common shares outstanding, basic	32,950	37,982	33,455	35,502
Weighted-average common shares outstanding, diluted	33,269	37,982	33,455	35,502
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net income (loss)	$6,267	$(23,966)	$(86,985)	$(33,866)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,998	2,261	9,092	(294)
Total comprehensive income (loss)	$10,265	$(21,705)	$(77,893)	$(34,160)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
Exercise of common stock options	10	—	54	—	—	54
Stock-based compensation	—	—	31,561	—	—	31,561
Settlement of restricted stock	2,004	—	—	—	—	—
Issuance of common stock	2,755	—	15,171	—	—	15,171
Issuance of common stock pursuant to the ESPP	282	—	1,104	—	—	1,104
Other comprehensive loss	—	—	—	(294)	—	(294)
Net loss	—	—	—	—	(33,866)	(33,866)
Balance – September 30, 2023	38,528	$9	$1,230,458	$5,304	$(1,010,436)	$225,335

Three Months Ended September 30, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2023	37,088	$9	$1,219,530	$3,043	$(986,470)	$236,112
Exercise of common stock options	6	—	44	—	—	44
Stock-based compensation	—	—	10,884	—	—	10,884
Settlement of restricted stock	1,434	—	—	—	—	—
Other comprehensive loss	—	—	—	2,261	—	2,261
Net loss	—	—	—	—	(23,966)	(23,966)
Balance – September 30, 2023	38,528	$9	$1,230,458	$5,304	$(1,010,436)	$225,335

See notes to the condensed consolidated financial statements

Nine Months Ended September 30, 2022:

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2021	33,534	$9	$1,212,823	$486	$(522,618)	$690,700
Cumulative effect upon adoption of ASU	—	—	(51,417)	—	11,312	(40,105)
Exercise of common stock options	23	—	417	—	—	417
Stock-based compensation	—	—	33,950	—	—	33,950
Settlement of restricted stock	664	—	—	—	—	—
Common stock purchase consideration for the acquisition of Entertainment	173	—	11,937	—	—	11,937
Issuance of common stock pursuant to the ESPP	55	—	1,503	—	—	1,503
Repurchase and cancellation of common stock	(1,406)	—	(40,000)	—	—	(40,000)
Other comprehensive income	—	—	—	9,092	—	9,092
Net loss	—	—	—	—	(86,985)	(86,985)
Balance – September 30, 2022	33,043	$9	$1,169,213	$9,578	$(598,291)	$580,509

Three Months Ended September 30, 2022:

			Additional Paid-In-Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2022	32,883	$9	$1,163,126	$5,580	$(604,558)	$564,157
Stock-based compensation	—	—	6,087	—	—	6,087
Settlement of restricted stock	160	—	—	—	—	—
Other comprehensive income	—	—	—	3,998	—	3,998
Net income	—	—	—	—	6,267	6,267
Balance – September 30, 2022	33,043	$9	$1,169,213	$9,578	$(598,291)	$580,509

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2023
Operating activities
Net loss	$(86,985)	$(33,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	949	1,153
Depreciation and amortization	30,695	19,765
Amortization of financing costs charged to interest expense	1,192	1,234
Amortization of right-of-use assets	4,230	2,807
Stock-based compensation expense	32,194	29,956
Goodwill impairment	83,149	—
(Gain) loss in fair value of contingent consideration	(114,144)	(15,044)
Other non-cash expense (income), net	10,524	(613)
Income tax benefit	(1,446)	—
Change in operating assets and liabilities:
Accounts receivable	15,082	10,991
Prepaid expenses and other assets	(456)	1,114
Accounts payable	111	(265)
Other accrued expenses	(5,814)	(10,282)
Partner Share liability	(5,836)	(4,994)
Consumer Incentive liability	(4,248)	(5,075)
Net cash used in operating activities	(40,803)	(3,119)
Investing activities
Acquisition of property and equipment	(1,090)	(393)
Acquisition of patents	(73)	—
Capitalized software development costs	(9,170)	(8,302)
Business acquisitions, net of cash acquired	(2,274)	—
Net cash used in investing activities	(12,607)	(8,695)
Financing activities
Proceeds from issuance of debt	—	30,000
Settlement of contingent consideration	—	(50,050)
Principal payments of debt	(24)	(21)
Proceeds from issuance of common stock	397	55
Deferred debt costs	—	(58)
Repurchase of common stock	(40,000)	—
Deferred equity issuance costs	(181)	—
Net cash used in financing activities	(39,808)	(20,074)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,756)	43
Net decrease in cash, cash equivalents and restricted cash	(94,974)	(31,845)
Cash, cash equivalents, and restricted cash — Beginning of period	233,562	121,985
Cash, cash equivalents, and restricted cash — End of period	$138,588	$90,140
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2023
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$138,514	$90,067
Restricted cash	74	73
Total cash, cash equivalents and restricted cash — End of period	$138,588	$90,140

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$2,358	$2,958
Common stock purchase consideration for acquisition of Entertainment	$11,937	$—

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
We also operate through (1) Dosh Holdings LLC, a wholly owned and operated subsidiary in the United States, (2) HSP EPI Acquisition, LLC ("Entertainment"), a wholly owned and operated subsidiary in the United States, and (3) Cardlytics U.K. Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales.
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
Contingent consideration for the acquisition of Bridg
As part of our acquisition of Bridg, Inc. ("Bridg") and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the "Merger Agreement"), we agreed to make two earnout payments – the First Anniversary Payment Amount and the Second Anniversary Payment Amount – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement.
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

However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of September 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely in connection with the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet, we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we have calculated the Second Anniversary ARR to be less than the First Anniversary ARR, and we have therefore calculated the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Per the terms of the Merger Agreement, we delivered the Second Earnout Statement within thirty days of the end of the Second Earnout Period. We subsequently agreed to extend the Stockholder Representative's review period. In October 2023, we received an Earnout Objection Notice from the Stockholder Representative that alleges a material understatement of the Second Anniversary Payment amount. We are continuing the dispute-resolution process specific to the Second Anniversary Payment outlined in the Merger Agreement. We have not changed our calculation of the contingent consideration related to our acquisition of Bridg as a result of the dispute over the Second Anniversary ARR. Refer to Note 3 - Business Combinations for further information about the Bridg acquisition and related contingent consideration.
Restructuring
During the nine months ended September 30, 2022, we initiated a strategic reduction of our forces in our U.S., U.K., and India operations, including the planned closure of our Indian office. We also began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. As part of these initiatives, we recognized severance and medical benefit costs of $8.5 million. These charges are reflected on our condensed consolidated statement of operations for the nine months ended September 30, 2022 as follows: $2.0 million in delivery costs, $1.9 million in sales and marketing expense, $1.5 million in research and development expense and $3.1 million in general and administrative expense. We recognize these costs when the extent of our actions are determined and the costs can be estimated. We closed our Indian office at the end of 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets, valuation of contingent consideration for Bridg, goodwill impairment, income tax including valuation allowance, and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods, and it is possible that actual results could differ from our current or revised future estimates.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the changes in inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, the Russia-Ukraine war and the Israel conflict have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on advertising, which may impact our business and our customers’ businesses.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Topic 606, at fair value on the acquisition date. ASU 2020-08 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. On January 1, 2022, we early adopted this standard with no material impact to our financial statements.
3.     BUSINESS COMBINATIONS
Our acquisitions were accounted for as business combinations and the total purchase consideration of each was allocated to the net tangible and intangible assets and liabilities acquired based on their fair values on the acquisition dates with the remaining amounts recorded as goodwill.
During the three and nine months ended September 30, 2022, we incurred a $1.9 million cost and a $4.3 million of benefit, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. During the three and nine months ended September 30, 2023, we incurred a $0.1 million cost and a $8.1 million benefit, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. These benefits and costs are included in acquisition and integration benefit on our condensed consolidated statements of operations.
Acquisition of Bridg
On May 5, 2021, we completed the acquisition of Bridg for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.8 million of adjustments and escrows, and contingent consideration with an initial fair value of $230.9 million related to additional potential future payments. Under the Merger Agreement, the potential payment to be paid after the determination or agreement of the first payment amount (the "First Anniversary Payment") was to be equal to 20 times the difference between the U.S. annualized recurring revenue ("ARR"), based on revenue in April 2022, and $12.5 million. The potential payment to be paid after the determination or agreement of the second payment amount (the "Second Anniversary Payment") is equal to 15 times the difference between the ARR for customers as of the first anniversary, based on the April 2023 revenue, and the prior ARR at the first anniversary, based on the April 2022 revenue. At least 30% of each of the First Anniversary Payment and the Second Anniversary Payment is required to be paid in cash, with the remainder to be paid in cash or our common stock, at our option. For the portion of the First Anniversary Payment or Second Anniversary Payment in our common stock, the number of shares is determined by dividing the amount of the payment by the trailing 20-day volume-weighted average price ending on the first anniversary date or second anniversary date, as applicable. We also assumed unvested options to purchase Bridg’s common stock and attributed $0.8 million of their fair value to the pre-combination service period. "Management's Discussion and Analysis of Financial Condition and Results of Operations". Refer to Note 9—Fair Value Measurements and Note 1—Overview of Business and Basis of Presentation for further information.
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
However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of September 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely in connection with the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet, we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we have calculated the Second Anniversary ARR to be less than the First Anniversary ARR, and we have therefore calculated the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Per the terms of the Merger Agreement, we delivered the Second Earnout Statement within thirty days of the end of the Second Earnout Period. We subsequently agreed to extend the Stockholder Representative's review period. In October 2023, we received an Earnout Objection Notice from the Stockholder Representative that alleges a material understatement of the Second Anniversary Payment amount. We are continuing the dispute-resolution process specific to the Second Anniversary Payment outlined in the Merger Agreement. We have not changed our calculation of the contingent consideration related to our acquisition of Bridg as a result of the dispute over the Second Anniversary ARR
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
The results of Entertainment have been included in the consolidated financial statements since its date of acquisition. For each of the nine months ended September 30, 2022 and 2023, Entertainment's combined revenue included in the consolidated statement of operations was approximately 3% of consolidated revenue. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
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

Nine Months Ended September 30, 2022
(in thousands)
Revenue	$216,060
Net loss	$(85,902)

4.     GOODWILL AND ACQUIRED INTANGIBLES
There have been no changes to the carrying amounts of goodwill since December 31, 2022. The carrying amounts of goodwill as of September 30, 2023 are as follows (in thousands):

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
We have assessed the triggering events criteria along with related conditions and developments as of September 30, 2023. We have determined that none of the conditions collectively constitute a triggering event. As such, we have determined that it is not more likely than not that the carrying values of our reporting units exceed their respective fair values, and an impairment test was not required as of September 30, 2023. However, future changes in assumptions or market conditions could result in an impairment.
As of June 30, 2022, we determined that it was necessary to perform an interim impairment test for goodwill, in which we recognized goodwill impairment of $83.1 million related to the Bridg platform. Subsequently, we performed our annual impairment test as of October 1, 2022 and determined that the carrying value of both the Cardlytics platform in the U.S. and the Bridg platform exceeded their respective fair values, and we recognized an additional goodwill impairment of $313.1 million, resulting in a total impairment of $396.2 million as of December 31, 2022.
Acquired intangible assets subject to amortization as of September 30, 2023 were as follows:

	Gross Carrying Amount (1)	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$2,315	$(1,979)	$336	0.3
Developed technology	64,070	(31,759)	32,311	0.7
Merchant relationships	25,915	(15,521)	10,394	1.1
Total other intangible assets	$92,300	$(49,259)	$43,041
(1) We recorded an impairment of intangible assets in the amount of $56.4 million as of December 31, 2022.
Amortization expense of acquired intangibles during the three months ended September 30, 2022 and 2023 was $7.2 million and $3.4 million, respectively. Amortization expense of acquired intangibles during the nine months ended September 30, 2022 and 2023 was $21.6 million and $10.3 million, respectively.
Acquired intangible assets subject to amortization as of December 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairments of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$3,500	$(1,744)	$(1,185)	$571	1.4
Developed technology	91,700	(24,882)	(27,630)	39,188	3.6
Merchant relationships	40,300	(12,301)	(14,385)	13,614	1.7
Partner relationships	2,000	(450)	(1,550)	—	n/a
Card-linked subscriber user base	17,000	(5,355)	(11,645)	—	n/a
Total other intangible assets	$154,500	$(44,732)	$(56,395)	$53,373

As of September 30, 2023, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2023 (remaining three months)	3,423
2024	13,603
2025	13,192
2026	9,674
2027	3,149
Thereafter	—
Total expected future amortization expense	$43,041
5.     REVENUE
The Cardlytics platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these consumer incentives to our FI partners' customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $37.7 million and $37.6 million during the three months ended September 30, 2022 and 2023, respectively. Consumer Incentives totaled $100.3 million and $101.4 million during the nine months ended September 30, 2022 and 2023, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
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
The following table summarizes revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Cost per Served Sale	$43,436	$49,957	$128,568	$138,664
Cost per Redemption	21,602	20,842	65,333	58,305
Other	2,247	2,265	6,637	5,851
Cardlytics platform revenue	$67,285	$73,064	$200,538	$202,820

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
The following table summarizes revenue from the Bridg platform (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Subscription revenue	$5,421	$5,941	$15,471	$17,217
Other revenue	—	—	30	—
Bridg platform revenue	$5,421	$5,941	$15,501	$17,217

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	December 31, 2022	September 30, 2023
Contract assets, current	Accounts receivable and contract assets, net	$28	$147
Contract assets, long-term	Other long-term assets, net	—	—
Total contract assets		$28	$147

Contract liabilities, current	Deferred revenue	$1,750	$3,324
Contract liabilities, long-term	Long-term deferred revenue	334	81
Total contract liabilities		$2,084	$3,405
During the nine months ended September 30, 2023, we recognized $1.3 million of revenue related to amounts that were included in deferred revenue as of December 31, 2022.
The following information represents the total transaction price for the remaining performance obligations as of September 30, 2023 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2023, we had $23.7 million of remaining performance obligations, of which $12.8 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.

6.     LEASES
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2023 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	December 31, 2022	September 30, 2023
Operating lease assets	Right-of-use assets under operating leases, net	$6,571	$4,823
Finance lease assets	Property and equipment, net	48	20
Total lease assets		6,619	4,843

Operating lease liabilities, current	Current operating lease liabilities	4,910	2,244
Operating lease liabilities, long-term	Long-term operating lease liabilities	4,306	2,878
Finance lease liabilities, current	Accrued expenses	38	37
Finance lease liabilities, long-term	Other long-term liabilities	3	—
Total lease liabilities		$9,257	$5,159
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
7.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	December 31, 2022	September 30, 2023
Line of Credit	$—	$30,000
Convertible senior notes, net	226,047	227,139
Total debt	$226,047	$257,139
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest on debt of $0.7 million and less than $0.1 million, respectively, as of December 31, 2022 and September 30, 2023.
2020 Convertible Senior Notes
On September 22, 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025 (the "Notes"), including the exercise in full of the initial purchasers' option to purchase up to an additional $30.0 million principal amount of the Notes. The Notes were issued pursuant to an indenture, dated September 22, 2020 (the "Indenture"), between us and U.S. Bank National Association, as trustee.
The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of the capped call transactions described below.

The Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of September 30, 2023, thus the Notes are not convertible at the option of the holders during the quarter ending December 31, 2023. The Notes may be convertible thereafter if one or more of the conversion conditions is satisfied during future measurement periods. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We currently intend to settle the principal amount of the Notes with cash.
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
We may redeem for cash all or any portion of the Notes, at our option, prior to the 36th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes. If we elect to redeem less than all of the Notes, at least $75.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.
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
•failure by us to comply with our obligations in respect of any consolidation, merger or sale of assets;

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
The Notes were historically accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument was computed using a discount rate of 6.50%, which was determined by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values. Refer to Note 2 - Significant Account Policies and Recent Accounting Standards for further information.
The net carrying amount of the liability component of the Notes is as follows (in thousands):

	December 31, 2022	September 30, 2023
Principal	$230,000	$230,000
Minus: Unamortized issuance costs	(3,953)	(2,860)
Net carrying amount	$226,047	$227,140

Interest expense recognized related to the Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Contractual interest expense (due in cash)	$575	$575	$1,725	$1,725
Amortization of debt issuance costs	365	365	1,095	1,096
Total interest expense related to the Notes	$940	$940	$2,820	$2,821
Effective interest rate	1.64%	1.64%	1.64%	1.64%
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
2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former billings and cash covenants were removed and replaced with a requirement to maintain a minimum level of adjusted contribution and minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. On November 29, 2022, we amended our 2018 Loan Facility to modify the eligible account receivable to exclude U.K. accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of adjusted contribution. On February 16, 2023, we amended our 2018 Loan Facility to remove and replace the former adjusted contribution covenant with a requirement to maintain a minimum level of adjusted EBITDA. On May 3, 2023, we amended our 2018 Loan Facility to modify the covenants related to the maximum amount of cash we are allowed to pay for the First Anniversary Payment and Second Anniversary Payment under the Merger Agreement.
During the nine months ended September 30, 2023, we borrowed $30.0 million against our 2018 Line of Credit. Interest on advances bears an interest rate equal to the prime rate of 8.50% as of September 30, 2023. During the nine months ended September 30, 2023, we incurred approximately $1.4 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of September 30, 2023, we had $4.3 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of September 30, 2023.
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

On July 18, 2022, our board of directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our board of directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. As of September 30, 2023, there were 515,522 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Delivery costs	$920	$667	$2,416	$1,800
Sales and marketing expense	1,428	2,683	8,765	9,487
Research and development expense	1,968	3,661	9,419	12,248
General and administration expense	1,451	3,238	11,594	6,421
Total stock-based compensation expense	$5,767	$10,249	$32,194	$29,956
During the nine months ended September 30, 2022 and 2023, we capitalized $1.0 million and $1.6 million of stock-based compensation expense for software development, respectively.
Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2022	5,956	$25.43
Granted	3,145	6.57
Vested	(2,021)	22.85
Forfeited	(920)	33.98
Unvested — September 30, 2023	6,160	$32.41	2.19	$77,547
Shares expected to vest - September 30, 2023	6,107
During the nine months ended September 30, 2023, we granted 3,145,035 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to September 30, 2023, we granted 414,233 RSUs to employees and non-employee directors, which have vesting periods of one to two years. Unamortized stock-based compensation expense related to these RSUs totaled $4.9 million.
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

Adjusted EBITDA and adjusted contribution are performance metrics defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The compensation committee of our board of directors certified the attainment of the Stock Price target, Adjusted EBITDA target, Number of Advertisers target and Adjusted Contribution target in August 2019, November 2019, October 2021 and December 2021, respectively, resulting in a vesting of 50% of each respective tranche upon the certifications. Twenty-five percent of each respective tranche vested upon the six-month anniversary of the achievement date, and 25% of each respective tranche vested upon the 12-month anniversary of the achievement date, subject to the continued service of the participant.
In April 2020, we granted 476,608 performance-based restricted stock units, of which 443,276 units have a performance-based vesting condition based on a minimum average revenue per user ("ARPU") target over a trailing 12-month period ("2020 PSUs") and 33,332 units have the same performance-based vesting conditions as the 2019 PSUs described above that were unmet at the time. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six months after achievement date and 25% of the award vests 12 months after the achievement date. During the year ended December 31, 2022, we reassessed the likelihood of achieving the 2020 PSUs performance-based vesting condition and concluded the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the 2020 PSUs since the grant date as a benefit to stock-based compensation during the year ended December 31, 2022.
In April 2021, we granted 110,236 performance-based restricted stock units ("2021 PSUs") consisting of two tranches. The first tranche consists of 55,118 units that have a performance-based vesting condition based on a minimum revenue target over a trailing 12-month period. The units in this first tranche fully vest upon achievement. The second tranche consists of 55,118 units with a performance-based vesting condition based on a different minimum revenue target over a trailing 12-month period. Half of the units in the second tranche vest upon achievement and the remaining units vest six months after the achievement date, subject to continued service. Each performance-based vesting condition within the two tranches must be achieved within four years of the grant date and are subject to certification by the compensation committee of our board of directors. Additionally, in April 2021, we granted 10,000 performance-based restricted stock units, which have the same unmet vesting condition as the 2020 PSUs based on a minimum ARPU target over a trailing 12-month period as described above. During the three months ended September 30, 2023, we reassessed the likelihood of achieving the 2021 PSUs performance-based vesting condition and concluded the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the 2021 PSUs since the grant date as a benefit to stock-based compensation during the three months ended September 30, 2023.
In July 2021, we granted 34,344 performance-based restricted stock units ("Bridg PSUs") that have performance-based vesting conditions based on the achievement of a minimum ARR target by the first anniversary of the Bridg acquisition. Vesting is tied to the percentage of an annual run rate target achieved during the specified period with 50% of the units vesting between 80% - 99.999% achievement and 100% of the units vesting upon 100% achievement. During the three months ended September 30, 2023, the compensation committee of our board of directors certified the vesting of shares associated with the 50% attainment of the units based on the achieved annual run rate during the specified period.
In September 2021, we granted 6,666 PSUs which have the same unmet vesting condition as the 2020 PSUs, 6,667 PSUs which have the same unmet revenue target vesting condition as the 2021 PSUs and 6,667 PSUs which have the same unmet revenue target vesting condition as the 2021 PSUs as described above. As discussed above, we concluded the achievement of the 2020 PSUs and 2021 PSUs is no longer probable and have reversed the previously recognized cumulative expense in the respective period in which the 2020 PSUs and 2021 PSUs were determined to no longer be achievable.
In March 2022 and August 2022, we granted 269,202 and 25,248 performance-based restricted stock units ("2022 PSUs"), respectively, consisting of three tranches. The first two tranches each represent 25% of the grant, and each vest upon the achievement of certain milestones related to the installation of our Ad Server at our FI partners. Half of the third tranche vests upon the achievement of a certain number of advertisers purchasing both the Cardlytics and Bridg platforms at a target incremental billings amount over 2021 billings, and the remaining 50% of the tranche vest six months after this target is achieved. During the year ended December 31, 2022, the compensation committee of our board of directors certified that the first tranche's milestone related to the installation of our Ad Server at our FI partners had been achieved, which resulted in the immediate vesting of the first tranche representing 25% of the grant.
In July 2022, we granted 100,990 PSUs which vest on the achievement of specific revenue-based performance metrics.
With the exception of the 2020 PSUs, the 2021 PSUs, and any other PSUs tied to these vesting conditions, we believe that the achievement of all of the above referenced performance-based vesting conditions are probable before the awards' respective expiration dates.

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
As of December 31, 2022, 878,969 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 334,771 shares on January 1, 2023. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the nine months ended September 30, 2023 we issued 282,419 shares under the 2018 ESPP.
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
Contingent consideration for the acquisition of Bridg
The contingent consideration for the acquisition of Bridg is composed of the First Anniversary Payment and the Second Anniversary Payment. The fair value of contingent consideration in connection with the Bridg acquisition is as follows (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$104,121	$104,121
Total liabilities	$—	$—	$104,121	$104,121

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$27,268	$27,268
Total liabilities	$—	$—	$27,268	$27,268
The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Beginning balance	$164,277	$18,987	$232,295	$104,121
Decrease due to earnout settlement	—	—	—	(61,808)
(Gain) loss in fair value of contingent consideration	(46,126)	8,281	(114,144)	$(15,045)
Ending balance	$118,151	$27,268	$118,151	$27,268
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
However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of September 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely in connection with the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet, we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we have calculated the Second Anniversary ARR to be less than the First Anniversary ARR, and we have therefore calculated the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Per the terms of the Merger Agreement, we delivered the Second Earnout Statement within thirty days of the end of the Second Earnout Period. We subsequently agreed to extend the Stockholder Representative's review period. In October 2023, we received a Earnout Objection Notice from the Stockholder Representative that alleges a material understatement of the Second Anniversary Payment amount. We are continuing the dispute-resolution process specific to the Second Anniversary Payment outlined in the Merger Agreement. We have not changed our calculation of the contingent consideration related to our acquisition of Bridg as a result of the dispute over the Second Anniversary ARR Refer to Note 3 - Business Combinations for further information about the Bridg acquisition and related contingent consideration.

The following table summarizes key assumptions used for estimating the fair value of the contingent consideration:

December 31, 2022
Revenue volatility	20.0%
Revenue discount rate	8.7%
Weighted average cost of capital	17.0%
Common stock volatility	156.0%
Portion to be paid in cash	30.0%
10.     COMMITMENTS AND CONTINGENCIES
Commitments
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from October 1, 2023 through June 30, 2024. During the nine months ended September 30, 2022 and 2023, we recognized $2.2 million and $1.3 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations. Subsequent to September 30, 2023, we paid our first shortfall payment of $1.2 million.
Other Commitments
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 6—Leases for further details. In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025. Refer to Note 7—Debt and Financing Arrangements for further details.
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
As part of the acquisition of Bridg, and pursuant to the terms of the Merger Agreement, we agreed to make two earnout payments: a First Anniversary Payment and a Second Anniversary Payment – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement. On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. After review of the determination by the independent accountant, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking declaratory judgment that a certain portion of the independent accountant's determination related to the First Anniversary ARR be stricken as null and void. Since our complaint has not yet been resolved, we have not made a portion of the First Anniversary Payment, based on the independent accountant's determination of the First Anniversary ARR, as of September 30, 2023. It is possible that the court will not rule in our favor and we will be obligated to pay the full First Anniversary Payment determined by the independent accountant, which could adversely affect our business, results of operations and financial conditions. As of September 30, 2023, the disputed and unpaid portion of the First Anniversary Payment remains accrued for in current contingent consideration and accrued expenses on our consolidated balance sheet. Additionally, we are currently in a dispute with the Bridg Stockholder Representative regarding the amount of the Second Anniversary Payment.
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
11.     EARNINGS PER SHARE
The computations of the numerators and denominators of diluted net income (loss) per share attributable to common stockholders are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Numerator:
Net income (loss) attributable to common stockholders, diluted	$6,267	$(23,966)	$(86,985)	$(33,866)

Denominator:
Weighted-average common shares outstanding, basic	32,950	37,982	33,455	35,502
Plus: dilutive effect of assumed conversion of restricted stock units	263	—	—	—
Plus: dilutive effect of assumed conversion of common stock options	6	—	—	—
Plus: dilutive effect of assumed issuance of common stock pursuant to the ESPP	50	—	—	—
Weighted-average common shares outstanding, diluted	33,269	37,982	33,455	35,502

Net (loss) income per share attributable to common stockholders, diluted	$0.19	$(0.63)	$(2.60)	$(0.95)
The following securities as of September 30, 2023 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Common stock options	396	86	402	86
Convertible Senior Notes	2,701	2,701	2,701	2,701
Unvested restricted stock units	4,824	6,166	5,087	6,166
Common stock issuable pursuant to the ESPP	104	82	154	82
12.     SEGMENTS
As of September 30, 2023, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and adjusted contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.

The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Cardlytics platform
Adjusted contribution	$29,886	$37,053	$88,709	$94,548
Plus: Partner Share and other third-party costs	37,399	36,011	111,829	108,272
Revenue	$67,285	$73,064	$200,538	$202,820
Bridg platform
Adjusted contribution	$5,257	$5,808	$14,334	$16,791
Plus: Partner Share and other third-party costs	164	133	1,167	426
Revenue	$5,421	$5,941	$15,501	$17,217
Total
Adjusted contribution	$35,143	$42,861	$103,043	$111,339
Plus: Partner Share and other third-party costs	37,563	36,144	112,996	108,698
Revenue	$72,706	$79,005	$216,039	$220,037
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
The following table presents a reconciliation of income (loss) before income taxes presented in accordance with GAAP to adjusted contribution (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Adjusted contribution	$35,143	$42,861	$103,043	$111,339
Minus:
Delivery costs	9,125	7,012	23,820	20,451
Sales and marketing expense	18,289	14,161	57,920	43,314
Research and development expense	13,762	12,430	39,634	38,841
General and administration expense	19,972	15,561	61,381	44,907
Acquisition and integration (benefit) cost	(1,867)	78	(4,269)	(8,146)
(Gain) loss in fair value of contingent consideration	(46,126)	8,281	(114,144)	(15,045)
Goodwill impairment	—	—	83,149	—
Depreciation and amortization expense	10,468	5,990	30,695	19,765
Total other expense	5,253	3,314	13,288	1,118
Income (loss) before income taxes	$6,267	$(23,966)	$(88,431)	$(33,866)

The following tables provide geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue:
United States	$67,949	$74,798	$198,781	$208,523
United Kingdom	4,757	4,207	17,258	11,514
Total	$72,706	$79,005	$216,039	$220,037

	December 31, 2022	September 30, 2023
Property and equipment, net:
United States	$4,453	$2,843
United Kingdom	1,463	162
Total	$5,916	$3,005
Capital expenditures within the United Kingdom totaled less than $0.2 million and less than $0.1 million during the nine months ended September 30, 2022 and 2023, respectively.
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
Marketers
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the nine months ended September 30, 2022 and 2023, our top five marketers accounted for 21% and 19% of our revenue, respectively, with no marketer accounting for over 10%. As of September 30, 2022 and 2023, our top five marketers accounted for 13% and 23% of our accounts receivable, respectively, with no marketer accounting for over 10%.
FI Partners
Our business is substantially dependent on a limited number of FI partners. We require participation from our FI partners in the Cardlytics platform and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. Our agreements with a substantial majority of our FI partners have terms of three to seven years but are generally terminable by the FI partner on 90 days or less prior notice. The agreements generally have auto-renewal provisions that allow for the agreements to extend past their originally contemplated end date, unless terminated earlier in accordance with the terms of the agreement. If an FI partner terminates its agreement with us, we would lose that FI partner as a source of purchase data and online banking customers.
During the nine months ended September 30, 2022 and the nine months ended September 30, 2023, respectively, our top three FI partners combined to account for over 85% of the total Partner Share we paid to all partners, with the top FI partner representing over 50% and the second and third largest FI partners representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.

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

Revenue, which is reported net of Consumer Incentives and gross of Partner Share and other third-party costs, was $72.7 million and $79.0 million during the three months ended September 30, 2022 and 2023, respectively, reflecting an increase of 9%. Billings, a non-GAAP measure that represents the gross amount billed to marketers gross of both Consumer Incentives and Partner Share, was $110.4 million and $116.4 million during the three months ended September 30, 2022 and 2023, respectively. Gross profit, which represents revenue less Partner Share and other third-party costs and less delivery costs, was $26.0 million and $35.8 million during the three months ended September 30, 2022 and 2023, respectively, representing a decrease of 38%. Adjusted contribution, a non-GAAP measure that represents our revenue less our Partner Share and other third-party costs, was $35.1 million and $42.9 million during the three months ended September 30, 2022 and 2023, respectively, representing an increase of 22%.
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
The following table summarizes our results (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
Billings(1)	$110,392	$116,430	$6,038	5%	$316,361	$321,480	$5,119	2%
Consumer Incentives	37,686	37,425	(261)	(1)	100,322	101,443	1,121	1
Revenue	72,706	79,005	6,299	9	216,039	220,037	3,998	2
Partner Share and other third-party costs(1)	37,563	36,144	(1,419)	(4)	112,996	108,698	(4,298)	(4)
Adjusted contribution(1)	35,143	42,861	7,718	22	103,043	111,339	8,296	8
Delivery costs	9,125	7,012	(2,113)	(23)	23,820	20,451	(3,369)	(14)
Gross profit	$26,018	$35,849	$9,831	38%	$79,223	$90,888	$11,665	15%
Net income (loss)	$6,267	$(23,966)	$(30,233)	n/a	$(86,985)	$(33,866)	$53,119	(61)%
Adjusted EBITDA(1)	$(12,708)	$3,946	$16,654	n/a	$(39,030)	$(6,218)	$32,812	(84)%
(1)Billings, adjusted contribution and adjusted EBITDA are non-GAAP measures, as detailed below in our reconciliations of GAAP revenue to billings, GAAP gross profit to adjusted contribution and GAAP net income to adjusted EBITDA.
During the three months ended September 30, 2022 and 2023, we recognized net income of $6.3 million and net loss of $24.0 million, respectively. Reflected in net income (loss), during the three months ended September 30, 2022 and 2023, we recognized a benefit of $46.1 million and a loss of $8.3 million related to the loss (gain) in the fair value of contingent consideration to the former Bridg shareholders, respectively, and a cost of $1.9 million and a benefit of $0.1 million is primarily in connection with change in the estimated brokerage fee related to our acquisition of Bridg, respectively. Our historical losses have been driven by our substantial investments in our purchase intelligence platform and infrastructure, which we believe will enable us to expand the use of our platform by both our partners and marketers.
FI Partners
Our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association ("Wells Fargo"), as well as many other national and regional financial institutions, financial technology companies, virtual-only banks, and several of the largest bank processors and digital banking providers to reach customers of small and mid-sized FI partners.
For the three months ended September 30, 2022 and 2023, our average monthly active users ("MAUs") were 156.2 million and 162.5 million, respectively, and our average revenue per user ("ARPU") for each period was $0.47. MAUs and ARPU are performance metrics defined under the heading "Non-GAAP Measures and Other Performance Metrics" below.
Partner Commitments
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from October 1, 2023 through June 30, 2024. During the nine months ended September 30, 2022 and 2023, we recognized $2.2 million and $1.3 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations. Subsequent to September 30, 2023, we paid our first shortfall payment of $1.2 million.

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
Contingent consideration for the acquisition of Bridg
As part of our acquisition of Bridg, Inc. ("Bridg") and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the "Merger Agreement"), we agreed to make two earnout payments – the First Anniversary Payment Amount and the Second Anniversary Payment Amount – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement.
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
However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of September 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely in connection with the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we have calculated the Second Anniversary ARR to be less than the First Anniversary ARR, and we have therefore calculated the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Per the terms of the Merger Agreement, we delivered the Second Earnout Statement within thirty days of the end of the Second Earnout Period. We subsequently agreed to extend the Stockholder Representative's review period. In October 2023, we received a Earnout Objection Notice from the Stockholder Representative that alleges a material understatement of the Second Anniversary Payment amount. We are continuing the dispute-resolution process specific to the Second Anniversary Payment outlined in the Merger Agreement. We have not changed our calculation of the contingent consideration related to our acquisition of Bridg as a result of the dispute over the Second Anniversary ARR. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for further information about the Bridg acquisition and related contingent consideration.

Restructuring
During the nine months ended September 30, 2022, we initiated a strategic reduction of our forces in our U.S., U.K., and India operations, including the planned closure of our Indian office. We also began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. As part of these initiatives, we recognized severance and medical benefit costs of $8.5 million. These charges are reflected on our condensed consolidated statement of operations for the nine months ended September 30, 2022 as follows: $2.0 million in delivery costs, $1.9 million in sales and marketing expense, $1.5 million in research and development expense and $3.1 million in general and administrative expense. We recognize these costs when the extent of our actions are determined and the costs can be estimated. We closed our Indian office at the end of 2022.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the changes in inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, the Russia-Ukraine war and the Israel conflict have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on advertising, which may impact our business and our customers’ businesses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
	(in thousands, except ARPU)
Cardlytics MAUs	156,158	162,461	153,772	160,197
Cardlytics ARPU	$0.47	$0.49	$1.40	$1.37
Billings	$110,392	$116,430	$316,361	$321,480
Adjusted contribution	$35,143	$42,861	$103,043	$111,339
Adjusted EBITDA	$(12,708)	$3,946	$(39,030)	$(6,218)
Cardlytics Monthly Active Users
We define MAUs as targetable customers that have logged in and visited online or mobile applications containing offers, opened an email containing an offer, or redeemed an offer from the Cardlytics platform during a monthly period. We then calculate a monthly average of these MAUs for the periods presented. We believe that MAUs is an indicator of the Cardlytics platform's ability to drive engagement and is reflective of the marketing base that we offer to marketers. As of September 30, 2023, we are reporting only the total number of unique targetable customers within each FI, which we have applied to our reporting for current and prior periods in this Form 10-Q.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	#	%	2022	2023	#	%
	(amounts in thousands)
Cardlytics MAUs	156,158	162,461	6,303	4	153,772	160,197	6,425	4
During the three months ended September 30, 2023 Cardlytics MAUs increased by 6.3 million compared to the three months ended September 30, 2022 primarily driven by an increase in new or lapsed customers logging in and visiting online or mobile applications containing offers, opening an email containing an offer, or redeeming an offer from the Cardlytics platform.
During the nine months ended September 30, 2023 Cardlytics MAUs increased by 6.4 million compared to the nine months ended September 30, 2022 primarily driven by an increase in new or lapsed customers logging in and visiting online or mobile applications containing offers, opening an email containing an offer, or redeeming an offer from the Cardlytics platform.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
Cardlytics ARPU	$0.47	$0.49	$0.02	4	$1.40	$1.37	$(0.03)	(2)
During the three months ended September 30, 2023 Cardlytics ARPU increased by $0.02 compared to the three months ended September 30, 2022 as a result of a $6.3 million increase in revenue and a 6.3 million increase in Cardlytics MAUs.
During the nine months ended September 30, 2023 Cardlytics ARPU decreased by $(0.03) compared to the nine months ended September 30, 2022 as a result of a $4.0 million increase in revenue and a 6.4 million increase in Cardlytics MAUs.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Cardlytics Billings	$110,392	$116,430	$6,038	5	$316,361	$321,480	$5,119	2
During the three months ended September 30, 2023 billings increased by $6.0 million compared to the three months ended September 30, 2022 primarily driven by a $0.7 million increase in sales to existing marketers and an increase of $5.3 million in sales to new marketers.
During the nine months ended September 30, 2023 billings increased by $5.1 million compared to the nine months ended September 30, 2022 primarily by a $15.8 million increase in sales to new marketers, partially offset by a $10.7 million decrease in sales to existing marketers.
The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$67,285	$5,421	$72,706	$73,064	$5,941	$79,005
Plus:
Consumer Incentives	37,686	—	37,686	37,425	—	37,425
Billings	$104,971	$5,421	$110,392	$110,489	$5,941	$116,430

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$200,538	$15,501	$216,039	$202,820	$17,217	$220,037
Plus:
Consumer Incentives	100,319	—	100,319	101,443	—	101,443
Billings	$300,857	$15,501	$316,358	$304,263	$17,217	$321,480
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
The following table presents a reconciliation of adjusted contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$67,285	$5,421	$72,706	$73,064	$5,941	$79,005
Minus:
Partner Share and other third-party costs	37,399	164	37,563	36,011	133	36,144
Delivery costs(1)	7,623	1,502	9,125	5,510	1,502	7,012
Gross profit	22,263	3,755	26,018	31,543	4,306	35,849
Plus:
Delivery costs(1)	7,623	1,502	9,125	5,510	1,502	7,012
Adjusted contribution	$29,886	$5,257	$35,143	$37,053	$5,808	$42,861
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.9 million and $0.7 million for the three months ended September 30, 2022 and 2023, respectively.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Revenue	$200,538	$15,501	$216,039	$202,820	$17,217	$220,037
Minus:
Partner Share and other third-party costs	111,829	1,167	112,996	108,272	426	108,698
Delivery costs(1)	18,841	4,979	23,820	15,420	5,031	20,451
Gross profit	69,868	9,355	79,223	79,128	11,760	90,888
Plus:
Delivery costs(1)	18,841	4,979	23,820	15,420	5,031	20,451
Adjusted contribution	$88,709	$14,334	$103,043	$94,548	$16,791	$111,339
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $2.4 million and $1.8 million for the nine months ended September 30, 2022 and 2023, respectively.
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

The following table presents a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net income (loss)	$6,267	$(23,966)	$(86,985)	$(33,866)
Plus:
Income tax benefit	—	—	(1,446)	—
Interest expense, net	580	915	2,406	1,497
Depreciation and amortization	10,468	5,990	30,695	19,765
Stock-based compensation expense	5,767	10,249	32,194	29,956
Foreign currency loss (gain)	4,673	2,399	10,882	(379)
Acquisition and integration (benefit) cost	(1,867)	78	(4,269)	(8,146)
(Gain) loss in fair value of contingent consideration	(46,126)	8,281	(114,144)	(15,045)
Goodwill impairment	—	—	83,149	—
Restructuring and reduction of force	7,530	—	8,488	—
Adjusted EBITDA	$(12,708)	$3,946	$(39,030)	$(6,218)
The following table presents a reconciliation of adjusted EBITDA to Adjusted Contribution, the most directly comparable segment income measure (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2023
	Cardlytics Platform	Bridg Platform	Consolidated	Cardlytics Platform	Bridg Platform	Consolidated
Adjusted Contribution	$29,886	$5,257	$35,143	$37,053	$5,808	$42,861
Minus:
Delivery costs	7,623	1,502	9,125	5,510	1,502	7,012
Sales and marketing expense	16,529	1,760	18,289	12,041	2,120	14,161
Research and development expense	11,682	2,080	13,762	11,046	1,384	12,430
General and administration expense	19,558	414	19,972	14,874	687	15,561
Stock-based compensation expense	(5,302)	(465)	(5,767)	(9,127)	(1,122)	(10,249)
Restructuring and reduction of force	(7,530)	—	(7,530)	—	—	—
Adjusted EBITDA	$(12,674)	$(34)	$(12,708)	$2,709	$1,237	$3,946

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2023
	Cardlytics Platform	Bridg Platform		Consolidated	Cardlytics Platform	Bridg Platform		Consolidated
Adjusted Contribution	$88,709	$14,334		$103,043	$94,548	$16,791		$111,339
Minus:
Delivery costs	18,841	4,979		23,820	15,420	5,031		20,451
Sales and marketing expense	53,345	4,575		57,920	36,422	6,892		43,314
Research and development expense	34,577	5,057		39,634	34,772	4,069		38,841
General and administration expense	59,999	1,382		61,381	43,321	1,586		44,907
Stock-based compensation expense	(31,181)	(1,013)		(32,194)	(27,835)	(2,121)		(29,956)
Restructuring and reduction of force	(8,488)	—		(8,488)	—	—		—
Adjusted EBITDA	$(38,384)	$(646)	0	$(39,030)	$(7,552)	$1,334	$—	$(6,218)
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$72,706	$79,005	$216,039	$220,037
Costs and expenses:
Partner Share and other third-party costs	37,563	36,144	112,996	108,698
Delivery costs	9,125	7,012	23,820	20,451
Sales and marketing expense	18,289	14,161	57,920	43,314
Research and development expense	13,762	12,430	39,634	38,841
General and administrative expense	19,972	15,561	61,381	44,907
Acquisition and integration (benefit) cost	(1,867)	78	(4,269)	(8,146)
(Gain) loss in fair value of contingent consideration	(46,126)	8,281	(114,144)	(15,045)
Goodwill impairment	—	—	83,149	—
Depreciation and amortization expense	10,468	5,990	30,695	19,765
Total costs and expenses	61,186	99,657	291,182	252,785
Operating income (loss)	11,520	(20,652)	(75,143)	(32,748)
Other expense:
Interest expense, net	(580)	(915)	(2,406)	(1,497)
Foreign currency (loss) gain	(4,673)	(2,399)	(10,882)	379
Total other expense	(5,253)	(3,314)	(13,288)	(1,118)
Income (loss) before income taxes	6,267	(23,966)	(88,431)	(33,866)
Income tax benefit	—	—	1,446	—
Net income (loss)	$6,267	$(23,966)	$(86,985)	$(33,866)

Comparison of Three and Nine Months Ended September 30, 2022 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Billings	$110,392	$116,430	$6,038	5%	$316,361	$321,480	$5,119	2%
Consumer Incentives	37,686	37,425	(261)	(1)	100,322	101,443	1,121	1
Revenue	$72,706	$79,005	$6,299	9%	$216,039	$220,037	$3,998	2%
% of billings	66%	68%			68%	68%
The $6.3 million increase in revenue during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was comprised of a $6.0 million increase in billings and a $0.3 million decrease in Consumer Incentives. Consumer Incentives grew at a lower rate than billings during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as a result of changes in FI partner mix and pricing.
The $4.0 million increase in revenue during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was comprised of a $5.1 million increase in billings and a $1.1 million increase in Consumer Incentives. Consumer Incentives grew at a lower rate than billings during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily as a result of changes in FI partner mix and pricing.
Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Total Partner Share and other third-party costs	$37,563	$36,144	$(1,419)	(4)%	$112,996	$108,698	$(4,298)	(4)%
% of revenue	52%	46%			52%	49%
Partner Share and other third-party costs decreased by $1.4 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by an increase of $1.3 million due to our expected minimum Partner Share commitment shortfall. Excluding this shortfall commitment, the balance in Partner Share and other third-party costs decreased by $2.7 million. The decrease is primarily driven by a renegotiation of terms with a certain FI Partner and changes in Partner Share mix.
Partner Share and other third-party costs decreased by $4.3 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we had an increase of $1.3 million due to our expected minimum Partner Share commitment shortfall. Excluding this shortfall commitment, the balance in Partner Share and other third-party costs decreased by $5.6 million. The decrease is primarily driven by a renegotiation of terms with a certain FI Partner and changes in Partner Share mix.

Delivery Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Delivery costs excluding stock-based compensation expense	$8,205	$6,345	$(1,860)	(23)%	$21,404	$18,651	$(2,753)	(13)%
Plus:
Stock-based compensation expense	920	667	(253)	(28)	2,416	1,800	(616)	(25)
Total delivery costs	$9,125	$7,012	$(2,113)	(23)%	$23,820	$20,451	$(3,369)	(14)%
% of revenue	13%	9%			11%	9%
Total delivery costs decreased by $2.1 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Delivery costs excluding stock-based compensation decreased by $1.9 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a $1.9 million decrease due to a reduction of headcount.
Total delivery costs decreased by $3.4 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Delivery costs excluding stock-based compensation decreased by $2.8 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a $6.1 million decrease due to a reduction of headcount, partially offset by a $3.3 million increase in costs associated with hosting the Cardlytics platform for certain partners.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Sales and marketing expense excluding stock-based compensation expense	$16,861	$11,478	$(5,383)	(32)%	$49,155	$33,827	$(15,328)	(31)%
Plus:
Stock-based compensation expense	1,428	2,683	1,255	88	8,765	9,487	722	8
Total sales and marketing expense	$18,289	$14,161	$(4,128)	(23)%	$57,920	$43,314	$(14,606)	(25)%
% of revenue	25%	18%			27%	20%
Total sales and marketing expenses decreased by $4.1 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Sales and marketing expense excluding the impact of stock-based compensation decreased by $5.4 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a $3.7 million decrease due to a reduction of headcount, a $0.8 million decrease due to a reduction of marketing events, a $0.5 million decrease in professional fees, a $0.2 million decrease in travel expenses and a $0.2 million decrease in facility expenses.
Total sales and marketing expenses decreased by $14.6 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Sales and marketing expense excluding stock-based compensation decreased by $15.3 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a $10.8 million decrease due to a reduction of headcount, a $2.2 million decrease in reduction in marketing events, a $1.5 million decrease in consulting and recruiting expenses, a $0.5 million decrease in facility expenses, a $0.2 million decrease in travel expenses and a $0.1 million decrease in software licenses.

Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Research and development expense excluding stock-based compensation expense	$11,794	$8,769	$(3,025)	(26)%	$30,215	$26,593	$(3,622)	(12)%
Plus:
Stock-based compensation expense	1,968	3,661	1,693	86	9,419	12,248	2,829	30
Total research and development expense	$13,762	$12,430	$(1,332)	(10)%	$39,634	$38,841	$(793)	(2)%
% of revenue	19%	16%			18%	18%
Total research and development expense decreased by $1.3 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Research and development expense excluding stock-based compensation decreased by $3.0 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2023, primarily due to a $3.6 million decrease related to a reduction of headcount and a $0.5 million tax benefit, partially offset by a $0.8 million increase in software licenses and a $0.3 million increase in professional fees.
Total research and development expense decreased by $0.8 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Research and development expense excluding stock-based compensation decreased by $3.6 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a $6.7 million decrease related to a reduction of headcount and a $0.5 million tax benefit, partially offset by a $2.2 million increase in software licenses, a $1.3 million increase in professional fees and a $0.1 million increase in travel expenses.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
General and administrative expense excluding stock-based compensation expense	$18,521	$12,323	$(6,198)	(33)%	$49,787	$38,486	$(11,301)	(23)%
Plus:
Stock-based compensation expense	1,451	3,238	1,787	123	11,594	6,421	(5,173)	(45)
Total general and administrative expense	$19,972	$15,561	$(4,411)	(22)%	$61,381	$44,907	$(16,474)	(27)%
% of revenue	27%	20%			28%	20%
Total general and administrative expense decreased by $4.4 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. General and administrative expense excluding stock-based compensation decreased by $6.2 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a $3.7 million decrease related to a reduction of headcount, a $1.4 million decrease in software licenses, a $0.5 million decrease in professional fees, a $0.5 million decrease in facility costs and a $0.1 million decrease in travel expenses
Total general and administrative expense decreased by $16.5 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. General and administrative expense excluding stock-based compensation decreased by $11.3 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a $6.9 million decrease related to a reduction of headcount, a $2.5 million decrease in software licenses, a $0.5 million decrease in insurance premiums, a $0.5 million decrease in bad debt expense, a $0.5 million decrease in facility costs and a $0.4 million decrease in marketing expenses.

Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
Delivery costs	$920	$667	$(253)	(28)%	$2,416	$1,800	$(616)	(25)%
Sales and marketing expense	1,428	2,683	1,255	88	8,765	9,487	722	8
Research and development expense	1,968	3,661	1,693	86	9,419	12,248	2,829	30
General and administrative expense	1,451	3,238	1,787	123	11,594	6,421	(5,173)	(45)
Total stock-based compensation expense	$5,767	$10,249	$4,482	78%	$32,194	$29,956	$(2,238)	(7)%
% of revenue	8%	13%			15%	14%
Stock-based compensation expense increased by $4.5 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by a $6.4 million reversal of expense during the three months ended September 30, 2022 related to the 2020 PSUs, partially offset by a $1.3 million reversal of expense related to the 2021 PSUs and award forfeitures associated with executive departures during the three months ended September 30, 2023. We believe that both the 2020 PSUs and 2021 PSUs are no longer likely to vest.
Stock-based compensation expense decreased by $2.2 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by a $1.3 million reversal of expense related to the 2021 PSUs, which we believe are no longer likely to vest and award forfeitures associated with executive departures.
Acquisition and integration cost (benefit)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Acquisition and integration cost (benefit)	$(1,867)	$78	$1,945	n/a	$(4,269)	$(8,146)	$(3,877)	91
% of revenue	(3)%	—%			(2)%	(4)%
During the three months ended September 30, 2022 and 2023 we incurred a $1.9 million cost and recognized a $0.1 million benefit, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg.
During the nine months ended September 30, 2022 and 2023 we recognized a $4.3 million and $8.1 million cost, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. Refer to Note 9—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the contingent consideration.
(Gain) loss in fair value of contingent consideration

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
(Gain) loss in fair value of contingent consideration	$(46,126)	$8,281	$54,407	(87)	$(114,144)	$(15,045)	$99,099	(87)
% of revenue	—%	10%			(2)%	(4)%
During the three months ended September 30, 2022 and 2023, we recognized a gain of $46.1 million and a loss of $8.3 million, respectively, related to the reduction of the fair value of contingent consideration to the former Bridg shareholders.

During the nine months ended September 30, 2022 and 2023, we recognized gains of $114.1 million and $15.0 million, respectively, related to the reduction of the fair value of contingent consideration to the former Bridg shareholders. Refer to Note 9—Fair Value Measurements to our condensed consolidated financial statements for additional information regarding the contingent consideration.
Depreciation and Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Depreciation and amortization expense	$10,468	$5,990	$(4,478)	(43)%	$30,695	$19,765	$(10,930)	(36)%
% of revenue	14%	8%			14%	9%
Depreciation and amortization expense decreased $4.5 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to our impairment of intangible assets in the fourth quarter of 2022.
Depreciation and amortization expense decreased $10.9 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to our impairment of intangible assets in the fourth quarter of 2022.
Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Interest expense	$(997)	$(1,731)	$(734)	74%	$(1,993)	$(4,475)	$(2,482)	125%
Interest income	417	816	399	96%	(413)	2,978	3,391	(821)%
Interest expense, net	$(580)	$(915)	$(335)	58%	$(2,406)	$(1,497)	$909	(38)%
% of revenue	(1)%	(1)%			(1)%	(1)%
Interest expense, net increased by $0.3 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of an increase in interest income driven by higher interest rates on our money market and direct deposits accounts.
Interest expense, net decreased by $0.9 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of an increase in interest income driven by higher interest rates on our money market and direct deposits accounts.
Foreign Currency (Loss) Gain

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(dollars in thousands)
Foreign currency (loss) gain	$(4,673)	$(2,399)	$2,274	49%	$(10,882)	$379	$11,261	n/a
% of revenue	(6)%	(3)%			(5)%	(1)%
Foreign currency (loss) gain increased by $2.3 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in the value of the British pound relative to the U.S. dollar.
Foreign currency (loss) gain increased by $11.3 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	December 31, 2022	September 30, 2023
Cash and cash equivalents	$121,905	$90,067
Restricted cash	80	73
Working capital(1)	1,098	26,106
Accounts receivable and contract assets, net	115,609	103,324
Unused available borrowings	42,282	4,266
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts and demand deposit accounts. As of September 30, 2023, our demand deposit accounts and our money market account earned approximately 5.3% annual rate of interest. As of September 30, 2023, $2.7 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics U.K. Limited is not considered indefinitely invested, we do not plan to repatriate these funds.
Through September 30, 2023, we have incurred accumulated net losses of $1,010.4 million since inception, including net loss of $24.0 million and $33.9 million for the three and nine months ended September 30, 2023, respectively. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.
Our other future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, our merger and acquisition efforts, the continued expansion of sales and marketing activities, the enhancement of our platforms, the introduction of new solutions, the continued market acceptance of our solutions and the extent of the impact of macroeconomic events on the global economy. We expect to incur additional operating losses in the near term as we continue our efforts to grow our business and may require additional capital resources to continue to grow our business. As of September 30, 2023, we paid $50.1 million in cash related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Further, our 2018 Line of Credit expires April 29, 2024, which will currently require repayment of $30.0 million we have outstanding as of September 30, 2023. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months and in the long-term following the date our consolidated financial statements were issued. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be materially and adversely impacted. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.
Sources of Material Cash Requirements
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for the minimum Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. Subsequent to September 30, 2023, we paid our first shortfall payment of $1.2 million.
Acquisition of Bridg
As part of our acquisition of Bridg, Inc. ("Bridg") and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the "Merger Agreement"), we agreed to make two earnout payments – the First Anniversary Payment Amount and the Second Anniversary Payment Amount – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement.
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
However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of September 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely in connection with the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we have calculated the Second Anniversary ARR to be less than the First Anniversary ARR, and we have therefore calculated the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Per the terms of the Merger Agreement, we delivered the Second Earnout Statement within thirty days of the end of the Second Earnout Period. We subsequently agreed to extend the Stockholder Representative's review period. In October 2023, we received a Earnout Objection Notice from the Stockholder Representative that alleges a material understatement of the Second Anniversary Payment amount. We are continuing the dispute-resolution process specific to the Second Anniversary Payment outlined in the Merger Agreement. We have not changed our calculation of the contingent consideration related to our acquisition of Bridg as a result of the dispute over the Second Anniversary ARR. Refer to Note 3 - Business Combinations to our condensed consolidated financial statements for additional information regarding the contingent consideration.
Sources of Funds
2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024. As part of this amendment, the former billings and cash covenants were removed and replaced with a requirement to maintain a minimum level of adjusted contribution and minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. On November 29, 2022, we amended our 2018 Loan Facility to modify the eligible account receivable to exclude U.K. accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of adjusted contribution. On February 16, 2023, we amended our 2018 Loan Facility to remove and replace the former adjusted contribution covenant with a requirement to maintain a minimum level of adjusted EBITDA. On May 3, 2023, we amended our 2018 Loan Facility to modify the covenants related to the maximum amount of cash we are allowed to pay for the First Anniversary Payment and Second Anniversary Payment under the Bridg Merger Agreement.
During the nine months ended September 30, 2023, we borrowed $30.0 million against our 2018 Line of Credit. Interest on advances bears an interest rate equal to the prime rate of 8.50% as of September 30, 2023. During the three months ended September 30, 2023, we incurred approximately $1.4 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of September 30, 2023, we had $4.3 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of September 30, 2023.

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
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2023
Cash, cash equivalents and restricted cash — Beginning of period	$233,562	$121,985
Net cash used in operating activities	(40,803)	(3,119)
Net cash used in investing activities	(12,607)	(8,695)
Net cash used in financing activities	(39,808)	(20,074)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,756)	43
Cash, cash equivalents and restricted cash — End of period	$138,588	$90,140
Operating Activities
Operating activities used $3.1 million of cash during the nine months ended September 30, 2023, which reflected our net loss of $33.9 million, including $54.3 million of non-cash charges offset by a $15.0 million change in estimated contingent consideration, and a $8.5 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets, amortization of financing costs charged to interest expense and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $5.1 million decrease in our Consumer Incentive liability, a $5.0 million decrease in Partner Share liability and a $10.3 million decrease in other accrued expense, a $0.3 million decrease in accounts payable and a $1.1 million decrease in prepaid expenses and other assets, partially offset by a $11.0 million decrease in accounts receivable. These fluctuations are primarily driven by the quarterly seasonality of our business.
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
Investing Activities
Investing activities used $12.6 million and $8.7 million in cash during the nine months ended September 30, 2022 and 2023, respectively. Our investing cash flows during the nine months ended September 30, 2023 primarily consisted of purchases of technology hardware and the capitalization of costs to develop internal-use software. Our investing cash flows during nine months ended September 30, 2022 primarily consisted of funds used for the acquisition of Entertainment, purchases of technology hardware and the capitalization of costs to develop internal-use software.

Financing Activities
Financing activities used $20.1 million in cash during the nine months ended September 30, 2023, consisting of $50.1 million paid for the First Anniversary Payment, partially offset by $30.0 million borrowed under our 2018 Line of Credit.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate or 8.50%. As of September 30, 2023, the prime rate was 8.50% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics U.K. Limited are denominated in British pounds, and we bear foreign currency risks related to these amounts. For example, if the average value of the British pound had been 10% higher relative to the U.S. dollar during the nine months ended September 30, 2022 and 2023, our operating expense would have increased by $0.9 million and $0.5 million, respectively.
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
As part of the acquisition of Bridg, and pursuant to the terms of the Merger Agreement, we agreed to make two earnout payments: a First Anniversary Payment and a Second Anniversary Payment – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. In June 2022, we calculated the First Anniversary ARR and the First Anniversary Payment Amount and provided the calculation to the Stockholder Representative. The Stockholder Representative objected to these calculations, and the dispute over these matters was then referred to an independent accountant, as contemplated by the relevant dispute resolution provision of the Merger Agreement. On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. After review of the determination by the independent accountant, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking declaratory judgment that a certain portion of the independent accountant's determination related to the First Anniversary ARR be stricken as null and void. Since our complaint has not yet been resolved, we have not made a portion of the First Anniversary Payment, based on the independent accountant's determination of the First Anniversary ARR, as of September 30, 2023. It is possible that the court will not rule in our favor and we will be obligated to pay the full First Anniversary Payment determined by the independent accountant, which could adversely affect our business, results of operations and financial conditions. Additionally, we are currently in a dispute with the Bridg Stockholder Representative regarding the amount of the Second Anniversary Payment.
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
•other events or factors, including those resulting from war, such as the current hostilities between Russia and Ukraine, the Israel conflict or incidents of terrorism;
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
Our revenue increased 9% from $72.7 million during the three months ended September 30, 2022 to $79.0 million during the three months ended September 30, 2023. Our billings increased 5% from $110.4 million during the three months ended September 30, 2022 to $116.4 million during the three months ended September 30, 2023. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during the three months ended September 30, 2022 and 2023 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During the nine months ended September 30, 2022 and the nine months ended September 30, 2023, respectively, our top three FI partners combined to account for over 85% of the total Partner Share we paid to all partners, with the top FI partner representing over 50% and the second and third largest FI partners representing over 10% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
Our agreements with a substantial majority of our FI partners have three- to seven-year terms but are generally terminable by the FI partner on 90 days or less prior notice. If an FI partner terminates its agreement with us, we would lose that FI partner as a source of purchase data and online banking customers. Our FI partners may elect to withhold from us or limit the use of their purchase data for many reasons, including:
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
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for the minimum Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall on a quarterly basis from October 1, 2023 through June 30, 2024. Subsequent to September 30, 2023, we paid our first shortfall payment of $1.2 million.
To the extent that we are unable to generate revenue from marketers sufficient to offset our Partner Share commitments and other obligations, our business, results of operations and financial conditions could be harmed.
The total amount we will have to pay in connection with the acquisition of Bridg may be materially larger than we expect.
As part of the acquisition of Bridg, and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the "Merger Agreement"), we agreed to make two earnout payments: a First Anniversary Payment and a Second Anniversary Payment – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively.
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
However, we believe that the independent accountant exceeded its authority with respect to its determination related to one specific contract at issue. As a result, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking a declaratory judgment that the portion of the independent accountant's determination related to that one contract be stricken as null and void. Since the lawsuit is pending, we have not made the portion of the First Anniversary Payment related to the one specific contract at issue. After adjusting the First Anniversary ARR to not include the contract for which we believe the independent accountant exceeded its authority, we have determined the First Anniversary ARR to be $20.8 million. Consequently, based on the adjusted First Anniversary ARR, we calculated the First Anniversary Payment to be $160.1 million. Based on this calculation, and due to our decision to pay 30% of the First Anniversary Payment in cash and the remainder in common stock, we calculated that $50.1 million of cash and 2,740,418 shares of our common stock would be needed to complete the First Anniversary Payment of $160.1 million, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. As of September 30, 2023, we have paid $50.1 million in cash and delivered 2,740,418 shares of our common stock related to the First Anniversary Payment, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Solely in connection with the disputed contract at issue in the Delaware court proceeding and included in our current contingent consideration and accrued expenses on our consolidated balance sheet we are withholding $15.2 million and 816,299 shares of our common stock, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
Additionally, we have calculated the Second Anniversary ARR to be less than the First Anniversary ARR, and we have therefore calculated the Second Anniversary Payment to be $0, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits. Per the terms of the Merger Agreement, we delivered the Second Earnout Statement within thirty days of the end of the Second Earnout Period. We subsequently agreed to extend the Stockholder Representative's review period. In October 2023, we received a Earnout Objection Notice from the Stockholder Representative that alleges a material understatement of the Second Anniversary Payment amount. We are continuing the dispute-resolution process specific to the Second Anniversary Payment outlined in the Merger Agreement. To the extent that we have to make a Second Anniversary Payment that is larger than we currently expect, our business, results of operations and financial conditions could be harmed.
We derive a material portion of our revenue from a limited number of marketers, and the loss of one or more of these marketers could adversely impact our business, results of operations and financial conditions.
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the nine months ended September 30, 2022 and 2023, our top five marketers accounted for 21% and 19% of our revenue, respectively, with no marketer accounting for over 10%. As of September 30, 2022 and 2023, our top five marketers accounted for 13% and 23% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
We have incurred annual net losses since inception and expect to incur net losses in the future. During the nine months ended September 30, 2022 and 2023, our net loss was $87.0 million and $33.9 million, respectively. We had an accumulated deficit of $1,010.4 million as of September 30, 2023. We have never achieved profitability on an annual basis, and we do not know if we will be able to achieve or sustain profitability. Although our revenue has increased substantially in recent periods, we also do not expect to maintain this rate of revenue growth. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth and operating as a public company. Our ability to achieve and sustain profitability is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain profitability.
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
•interruptions, failures or defects in our or our partners' data collection, mining, analysis and storage systems;
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
We rely on several third parties to assist us in matching our anonymized identifiers with third-party identifiers. This matching process enables us to, among other things, use purchase intelligence to measure in-store and online campaign sales impact or provide marketers with valuable visibility into the behaviors of current or prospective customers both within and outside the context of their marketing efforts. If any of these key data providers were to withdraw or withhold their identifiers from us, our ability to provide our solutions could be adversely affected, and certain marketers may severely limit their spending on our solutions or stop spending with us entirely. Replacements for any of these third-party identifiers may not fit the needs of certain marketers or be available in a timely manner or under economically beneficial terms.
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
As of September 30, 2023, we had 473 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow and change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy.
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
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our solutions and our strategic direction. We do not maintain "key person" insurance for any member of our senior management team or any of our other key employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
During the three months ended September 30, 2022 and 2023, we derived 7% and 5%, respectively, of our revenue outside the U.S., respectively. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
•compliance with applicable laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our software in certain foreign markets, and the risks and costs of non-compliance;
•potential changes in a specific country’s or region’s political or economic climate, including the current hostilities between Russia and Ukraine and the Israel conflict;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and may also result in restatements of financial statements and irregularities in financial statements;
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
Due to our international operations, we may be exposed to the effects of fluctuations in currency exchange rates, including inflationary pressure. We generate revenue and incur expenses for employee compensation and other operating expenses at our U.K. office in the local currency. Fluctuations in the exchange rates between the U.S. dollar and British pound could result in the dollar equivalent of such revenue and expenses being lower, which could have a negative net impact on our reported operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

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
•potential strain on our financial and managerial controls and reporting systems and procedures;
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
The Dosh application enables consumers to accumulate non-monetary rewards ("Dosh Rewards") within the application, which may be converted to U.S. dollars only when certain requirements are met. Dosh Rewards have no cash value but users are able to receive U.S. dollar payouts from Dosh based on Dosh Rewards provided that certain requirements are met. State regulators could deem that Dosh Rewards constitute property that is subject to state property laws, which could potentially create a large liability for us as well as legal and related compliance obligations and costs to manage escheatment of any Dosh Rewards constituting abandoned property. Additionally, state and/or federal regulators could conclude that Dosh Rewards constitute monetary value or money and therefore subject to regulation pursuant to laws regulating the issuance, sale, redemption, and maintenance of stored value, prepaid access, or gift cards (or similar terminology). Such laws and regulations may include, but are not necessarily limited to, U.S. state money-transmitter licensing laws and the federal Bank Secrecy Act (including registration requirements), and our failure to comply with applicable laws could expose us to monetary penalties or damages and adversely affect our ability to operate our business in its current form.

Bringing new FI partners into our network can require considerable time and expense and can be long and unpredictable.
Our FI partners and FI partner prospects engage in highly regulated businesses, are often slow to adopt technological innovation and have rigorous standards with respect to providing third parties, like us, with access to their data. Our operating results depend in part on expanding our FI partner network to maintain and enhance the scale of our solutions. The length of time that it takes to add an FI partner to our network, from initial evaluation to integration into our network, varies substantially from FI to FI and may take several years. Our sales and integration cycle with respect to our FI partners is long and unpredictable, requires considerable time and expense and may not ultimately be successful. It is difficult to predict exactly when, or even if, a new FI partner will join our network and we may not generate revenue from a new FI partner in the same period as we incurred the costs associated with acquiring such FI partner, or at all. Once an FI partner has agreed to work with us, it may take a lengthy period of time for the implementation of our solutions to be prioritized and integrated into the FI partner’s infrastructure. Because a substantial portion of our expenses are relatively fixed in the short-term, our operating results will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our stock to decline. Ultimately, if additions to our FI partner's network are not realized in the time period expected or not realized at all, or if an FI partner terminates its agreement with us, our business, financial condition and operating results could be adversely affected.
Bringing new FI partners into our network may impede our ability to accurately forecast the performance of our network.
Bringing new FI partners into our network may impede our ability to accurately predict how certain marketing campaigns will perform, and thus may impede our ability to accurately forecast the performance of our network. Such inaccurate predictions could result in marketing campaigns underperforming, which impacts the total fees we can collect from marketers, or over performing, which may result is us paying certain Consumer Incentives to consumers without adequate compensation from the marketers. The amount of time it will take us to be able to understand the impact of a new FI partner on our network is uncertain and difficult to predict. Additionally, our understanding of the impact of any given FI partner is subject to change at any time, as such understanding can be impacted by factors such as changes to an FI partner's business strategy, changes to an FI partner's user interface, or changes in the behavior or makeup of an FI partner's consumer base.
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
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and
•negatively expose us to competitive conditions and adverse changes in government regulation;
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
Risks Related to Regulatory and Intellectual Property Matters
We and our FI partners are subject to stringent and changing privacy and data security laws, rules, contractual obligations, self-regulatory schemes, government regulation, policies and other obligations related to data privacy and security. The actual or perceived failure by us, our customers, our partners, or other third parties whom we rely upon to comply with such obligations could lead to regulatory investigations or actions, litigation, disruptions of our business operations, loss of customers or sales, harm our reputation, result in significant expense, loss of revenue or profits, subject us to significant fines and liability or otherwise adversely affect our business.
In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal information and other information (“process” or “processing”) necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We, our FI partners, our marketers and other third parties whom we rely upon are subject to a number of data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy policies, contractual requirements, and other obligations relating to data privacy and security as well as laws and regulations regarding online services and the Internet generally.
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
The regulatory framework for online services and data privacy and security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many of these obligations conflict with each other, and interpretation of these laws, rules and regulations and their application to our solutions in the U.S. and foreign jurisdictions is ongoing and cannot be fully determined at this time. A number of existing bills are pending in the U.S. Congress that contain provisions that would regulate how companies can use cookies and other tracking technologies to collect and utilize user information. Additionally, new legislation proposed or enacted in various states will continue to shape the data privacy environment nationally.
The California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020, is an example of the trend towards increasingly comprehensive privacy legislation being introduced in the United States. The CCPA gives California residents expanded rights to request access to and deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also increases the privacy and security obligations on entities handling personal information, which is broadly defined under the law. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, and includes statutorily defined damages of up to $750 per citizen, which is expected to increase data breach litigation. The CCPA also imposes requirements on businesses that “sell” information (which is defined broadly under the CCPA); there is significant ambiguity regarding what constitutes a sale and many of our or our partner’s business practices may qualify. Further the California Privacy Rights Act ("CPRA"), which became effective starting on January 1, 2023, significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA.

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
Outside of the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation ("EU GDPR") and the United Kingdom’s GDPR ("U.K. GDPR"), impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. An example of the type of international regulation to which we may be subject is the U.K.’s Privacy and Electronic Communications Regulations 2011 ("PECR"), which implements the requirements of Directive 2009/136/EC (which amended Directive 2002/58/EC), which is known as the ePrivacy Directive. The PECR regulates various types of electronic direct marketing that use cookies and similar technologies. The PECR also imposes sector-specific breach reporting requirements, but these requirements only apply to providers of certain public electronic communications services. Additional European Union member state laws of this type may follow.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the U.S. in compliance with law, such as the EEA standard contractual clauses and U.K.’s International Data Transfer Agreement, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the U.K., or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating GDPR's cross-border data transfer limitations.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to the services, information, technologies, systems and practices of any third parties that process personal data on our behalf. In addition, these obligations may require us to change or business model. We may, for example, be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies for validation of certain of our limited sales related to online purchases to compensate for a potential lack of cookie data. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties which we rely upon fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including, but not limited to: government enforcement actions (e.g. investigations, fines, penalties, audits and inspections); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business or financial condition, potentially resulting in negative consequences including, but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If the use of matching technologies, such as cookies, pixels and device identifiers, is rejected by Internet users, restricted or otherwise subject to unfavorable terms, such as by non-governmental entities, our validation methodologies could be impacted and we may lose customers and revenue.
Our solution can be utilized by in-store and online marketers; however, a large majority of consumer purchases continue to be made in-store. For validation of certain limited online purchases, our solutions may use digital matching technologies, such as mobile advertising identifiers, pixels and cookies to match the Cardlytics IDs we have assigned to our FIs' customers with their digital presence outside of the FI partners' websites and mobile applications. In most cases, the matching technologies we use relate to mobile advertising identifiers that we use in limited cases to validate that we influenced an online purchase. If our access to matching technology data is reduced, our ability to validate certain online purchases in the current manner may be affected and thus undermine the effectiveness of our solutions.
On occasion, "third-party cookies" may be placed through an Internet browser to validate online purchases. Internet users may easily block and/or delete cookies (e.g., through their browsers or “ad blocking” software). The most commonly used Internet browsers allow Internet users to modify their browser settings to prevent cookies from being accepted by their browsers or are set to block third-party cookies by default. Further, Google is planning to eliminate third-party cookies from its browser in 2024. In addition, Apple previously released an update to its Safari browser that limited the use of third-party cookies. If more browser providers and Internet users adopt these settings or delete their cookies more frequently than they currently do, our practices related to the validation of limited online purchases could be impacted, which could result in us needing to implement other available methodologies. This could hinder growth of marketing on the Internet generally and cause us to change our business practices and adversely affect our business, financial condition and operating results. In addition, browser manufacturers could replace cookies with their own product and require us to negotiate and pay them for use of such product to record information about Internet users’ interactions with our marketers, which may not be available on commercially reasonable terms, or at all.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $2.60 to an intraday high of $161.47 through October 31, 2023. Factors that may affect the market price of our common stock include:
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
Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. However, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
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
Recent Issuances of Unregistered Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Separation Pay Agreement between Alexis DeSieno and the Registrant, dated July 13, 2023.	10-Q	001-3836	10.3	August 1, 2023
10.2	Cooperation Agreement, dated as of September 19, 2023, by and among Cardlytics, Inc. and the investors named therein	8-K	001-3836	10.1	September 19, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	November 8, 2023	By:	/s/ Karim Temsamani
Karim Temsamani
Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Alexis DeSieno
Alexis DeSieno
Chief Financial Officer (Principal Financial and Accounting Officer)