Form 10-K
period 2023-12-31
Cardlytics, Inc.
filed 2024-03-14
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission File Number: 001-38386

CARDLYTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware		26-3039436
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
675 Ponce de Leon Ave. NE, Suite 4100	Atlanta	Georgia	30308
(Address of principal executive offices, including zip code)
(888)		792-5802
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CDLX	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $232.5 million based upon the closing sale price of our common stock on that date.
As of February 29, 2024, there were 44,109,102 shares outstanding of the registrant’s common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10–K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

CARDLYTICS, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Annual Report") contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "objective," "ongoing," "plan," "predict," "project," "potential," "should," "will," or "would," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:
•our ability to continue to add new financial institution partners ("FI partners"), merchant data partners and marketers and maintain our relationships with existing FI partners, merchant data partners and marketers;
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
•potential acquisitions and integration of complementary businesses;
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
•the impact of macroeconomic developments on our business and operations as well as the business or operations of our FI partners and other third parties with whom we conduct business; and
•other risks detailed below in Item 1A. "Risk Factors."
You should refer to Item 1A. "Risk Factors" section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.
Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report to "Cardlytics," the "company," "we," "us," "our" and similar references refer to Cardlytics, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

RISK FACTORS SUMMARY
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length in the section below titled "Risk Factors." These risks include, among others, the following:
Risks Related to our Business and Industry
•Unfavorable conditions, including inflationary pressure, in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.
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
Risks Related to Regulatory and Intellectual Property Matters
•We and our FI partners are subject to stringent and changing privacy and data security laws, rules, contractual obligations, self-regulatory schemes, government regulation, policies and other obligations related to data privacy and security. The actual or perceived failure by us, our customers, our partners, or other third parties whom we rely upon to comply with such obligations could lead to regulatory investigations or actions, litigation, disruptions of our business operations, loss of customers or sales, harm our reputation, result in significant expense, loss of revenue or profits, subject us to significant fines and liability or otherwise adversely affect our business.
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

PART I.
ITEM 1. BUSINESS
Overview
Our company's mission is to make commerce smarter and rewarding for everyone. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which includes online, mobile applications, email and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers to perform analytics and targeted loyalty marketing and also measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants ("merchant data partners") that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas.
Our purchase intelligence, coupled with our access to customers using our and our partners' digital channels, enables us to help solve fundamental problems for marketers. Marketers increasingly have access to data on the purchase behavior of their customers in their own stores, websites and loyalty programs. However, they lack insight into their customers’ purchase behavior outside of their stores and websites, as well as the purchase behavior of individuals who are not yet their customers. The reality is, no matter how robust their own customer data, marketers only see a small portion of their customers’ overall spending patterns. As a result, it is difficult for businesses to focus their marketing investments on the most valuable customers. With the Cardlytics platform, we enable marketers to reach potential customers across our network of FI partners through their digital banking accounts and present them relevant offers to save money when they are thinking about their finances. With the Bridg platform, we enable marketers to leverage their own POS data and reach their customers across a wide variety of digital advertising channels that they would not otherwise be able to identify and reach. Marketers are also challenged to measure the performance of their marketing. This issue is particularly acute with respect to measuring the impact of marketing on in-store sales, where the vast majority of consumer spending occurs. We believe our platforms transform purchase data into purchase intelligence, creating a disruptive opportunity to comprehensively address these challenges by enabling marketers to precisely measure how marketing drives both in-store and online sales through "closed loop-measurement."
Solutions
The Cardlytics Platform
Through the Cardlytics platform, marketers can deliver advertising content to customers that allows them to earn rewards, which are funded with a portion of the fees we collect from marketers. Additionally, the Cardlytics platform benefits customers and enhances their overall experience by showing them relevant advertisements tailored to their spending patterns and specific interests. We maintain the Cardlytics platform in both the United States ("U.S.") and United Kingdom ("U.K.").
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
The Cardlytics platform helps solve fundamental problems for our FI partners. Leveraging our powerful predictive analytics, we create compelling rewards that have the potential to drive deeper and more sustained use of the FI's digital channels, which we believe reduces customer attrition and increases use of the FI partners’ credit and debit cards. Today, our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association (“Chase”) and Wells Fargo Bank, National Association ("Wells Fargo"), as well as many other national and regional financial institutions, financial technology companies and virtual-only banks. We also partner with several of the largest bank processors and digital banking providers to help us reach customers of small and mid-sized FI partners.

The Bridg Platform
The Bridg platform is a customer data platform that utilizes POS data from our merchant data partners, including product-level purchase data to enable marketers to perform analytics and targeted loyalty marketing. Bridg also enables marketers to measure the impact of their marketing. The Bridg platform's unique ability to identify, understand, and engage previously unreachable in-store customers is made possible through industry leading identity resolution, proprietary census of identity and characteristics, and unique strategic data partnerships. In 2023, we launched an additional product offered through the Bridg platform, Rippl, a data and media network. This product is a unique solution that unlocks profitable retail media partnerships for regional grocers, brands, and consumer packaged goods companies by leveraging first-party customer data in order to strengthen targeting capability for retail media purposes.
Purchase Intelligence
Purchase Data from our FI Partners
Purchase data from our FI partners provides a secure view into where and when consumers are spending their money. The Cardlytics platform aggregates and analyzes purchase data without any personally identifiable information ("PII") leaving the FI partnersor otherwise being made available to us. The data provided by the FI partner is anonymized so that it cannot be associated with any one individual. In the U.S., the Cardlytics platform ingests approximately one in every two debit and credit card transactions. This data allows us to serve relevant advertisements to our FI partners’ customers through our native bank advertising channel. We also leverage the power of purchase intelligence to provide marketers utilizing the Cardlytics platform with valuable insights into the preferences of their actual or potential customers wherever they shop.
Point-of-Sale Data from our Merchant Data Partners
Using POS data from our merchant data partners and our proprietary bureau of offline identity information, the Bridg platform associates customer transactions with anonymized identifiers. We then build anonymized profiles that include product-level purchase history and hundreds of customer attributes to enable marketing and analytics.
Advanced Analytics Capabilities
The advanced analytics we apply to our unique purchase datasets are what transform them into valuable purchase intelligence. We use sophisticated quantitative methods to quickly access our massive volumes of data and make sense of past customer spend—and, importantly, predict future customer spend. Our analytics make our data actionable, enabling us to develop insights that marketers and partners rely on to make more informed business decisions and create more meaningful customer connections.
Since we are able to measure the impact marketing campaigns have on in-store and online sales, marketers can use our purchase intelligence to optimize their advertising efforts with new or increased investment in the Cardlytics and Bridg platforms. Given our granular view into consumer spending across all categories, we can also help marketers identify share shift against their competition and learn more about where else their customers spend their money.
For our FI partners, we use our analytics to optimize the offers we display to customers within our Cardlytics platform. By assigning relevancy scores to each offer based on what customers are most likely to buy, our Cardlytics platform can present the most relevant offers more prominently in customers' mobile and online banking experiences. This increases the likelihood that customers activate, redeem, and earn more cash back on the things they care about most. At the same time, marketers gain more opportunities to get valuable content in front of the right audience.
Privacy and Security
Cardlytics Platform
We take privacy and security into account in the development and implementation of our systems and services. A critical part of our strategy involves a design focused on gathering data without collecting, maintaining or using sensitive personal data, such as social security numbers, credit card numbers, financial account information or medical records. Our platforms are designed so that we do not receive or have access to any PII from our FI partners. We only target marketing against anonymized data and/or data that has undergone processing such that it is only linked to anonymized identifiers. Our privacy and security standards have also been designed to meet the requirements of, and safeguard the reputations of, our partners and marketers, many of which are large, multinational corporations. These customers frequently audit our practices and engage in detailed assessments of our infrastructure.

Our Ad Server and Ads Manager form the core of the Cardlytics platform. The Ad Server is responsible for targeting and presenting offers, which are developed and designed within the Ads Manager. Each FI partner's Ad Server is either hosted at the FI partner's data center behind the FI partner's firewall or hosted by us on behalf of the FI partner. The Ad Server interfaces with our FI partners' systems to receive anonymized purchase data, assign a unique consumer ID to each FI partners' customer, and aggregate this purchase data. The unique consumer ID is then used to assign offers, measure redemptions, and in limited cases, validate certain online purchases. The Ad Server also receives engagement data, such as impressions and activations, related to each unique consumer ID.
Ads Manager is hosted in cloud data centers behind our firewall and is used to create, manage and publish marketing campaigns to each FI partner's Ad Server. Ads Manager also provides a majority of the functionality for managing configuration settings within each Ad Server and transferring data between Cardlytics and our FI partners.
We have implemented a number of security controls. Certain of our environments and systems have been certified as SOC 1 Type II or SOC 2 Type II compliant by third parties. Sensitive data is subject to encryption, anonymization, or de-identification depending on the use case and risk profile. We enhance our network security through measures such as network segmentation, firewalls and network and host-based intrusion detection at critical network aggregation and ingress/egress points.
Bridg Platform
The Bridg platform was designed to comply with applicable privacy laws and regulations. The Bridg platform also has built-in privacy protections to ensure that data provided by clients is never sold or shared without their consent, and personal data relating to newly identified consumers is never shared with the clients.
Competitive Strengths
We have the ability to reach and influence real buyers at scale and measure the true impact of our campaigns on in-store and online sales. We believe that the following strengths provide us with competitive advantages:
•Significant Scale with FI Partners and Deeply Embedded Solution. We are generally the primary provider of native bank channel digital advertising to our FI partners. Our ability to connect and support multiple banks as a single vendor provides network scale that would otherwise be impossible for a single bank to achieve. Further, advertising within FI Partners' digital channels requires deep technological integrations, which we believe increases the cost of switching or supporting multiple vendors and therefore increases partner loyalty to us.
•Valuable Touchpoints with Customers of our FI Partners. The Cardlytics platform enables marketers to reach consumers in a secure, brand-safe, and digitally engaging environment, at a time when they are thinking about their finances. We have access to consumers through both online and mobile channels and are increasingly reaching them through various other channels, including emails and real-time notifications.
•Massive Reach Informed by Purchase Intelligence. During 2023, the Cardlytics platform analyzed approximately $4.7 trillion in purchases across all categories and geographies, both online and in-store. We have access to purchase data on the Cardlytics platform in the form of credit, debit, ACH and bill pay transactions. We provide marketers with the opportunity to leverage this unique data set to precisely reach millions of consumers. The Bridg platform gives marketers the ability to leverage insight of their own POS transactional purchase data to better understand their customers, inform their marketing strategies and measure the impact of their marketing.
•Significant Scale with Marketers due to Consumer Insights and Compelling Return on Advertising Spend. We provide compelling return on advertising spend due to our ability to influence likely buyers, which we demonstrate through our insights into consumer purchase data. This allows us to serve marketers at scale across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. By serving these marketers at scale, we have developed deep insight into consumer behavior, which has allowed us to optimize how we reach and influence likely buyers.
•Powerful, Self-Reinforcing Network Effects. We see significant network effects within the Cardlytics platform. Adding new marketers and increasing the potential incentives provided to our FI partners' customers increases engagement within our FI partners' digital channels. This, in turn, attracts more FI partners to our platforms, adding to our scale, and making our platforms more valuable to marketers.

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
•Proprietary Technology Architecture and Advanced Analytics Capabilities. We have designed the Cardlytics platform to protect first-party data. Our proprietary, distributed architecture helps facilitate both the effective delivery of our solution and the protection of our FI partners' customers' PII. No PII is shared by FI partners with Cardlytics and the data received from FI partners is anonymized and cannot be associated with any known individual. Our technologies leverage proprietary algorithms to process raw purchase data into normalized purchase history useful for marketing and analytics. The Cardlytics platform also supports integration of data from third-party sources to enrich the intelligence that we provide. Further, we apply advanced analytics to continuously increase our intelligence capabilities and identify actionable behavior patterns for our marketers. Our advanced analytics capabilities are what transforms our unique purchase dataset into valuable purchase intelligence. We use sophisticated quantitative methods to quickly access our massive volumes of data and make sense of what has happened—and, importantly, what is likely to happen. Our analytics makes our data actionable, enabling us to develop insights that marketers and partners rely on to make more informed business decisions and create more meaningful customer connections.
•Loyalty Tactics Beyond Loyalty Programs. The Bridg platform easily ingests POS data, allowing marketers to identify and reach previously unreachable customers. This allows marketers to utilize loyalty tactics across all of their customers and enjoy rich insights, targeted marketing capabilities, and closed loop measurement regardless of their digital presence.
•World-Class Management Team with Unique Combination of Backgrounds and Experiences. Our team’s extensive experience across banking, technology and marketing is invaluable for our ability to forge relationships with FI partners and marketers and understand the technical complexities inherent in building platforms to transform and disrupt the marketing industry.
Growth Strategies
The principal components of our strategy include the following:
•Grow our Business with Marketers. While we already work with many large marketers, we currently capture only a small portion of their overall marketing spend. We intend to continue expanding our sales and marketing efforts to grow our share of advertising budgets from existing marketers and attract new brands, merchants and service providers, both directly and through advertising agencies. We also intend to grow our business with new marketers in newer industry verticals such as travel and entertainment, direct-to-consumer, and grocery and gas. We also intend to continue growing the footprint of the Bridg platform through both new and existing merchant data partners.
•Continue to Realize Synergies between the Cardlytics and Bridg Platforms. The power of Bridg allows for synergies with the current Cardlytics platform by creating more relevant offers, and more targeted segments, that can drive higher redemptions, increase consumer engagement, and generate greater advertiser demand. The SKU-level data allows us to bring receipt-level offers to our advertisers, enabling us to tailor promotions based on specific items and quantities. These types of offers enhance the precision of the advertising efforts and boost the relevancy of the offers to the end consumers. We believe that further integrating the Cardlytics and Bridg platforms has the potential to enable more effective media measurement, price and promotion optimization, more optimal partner relationships and further international expansion.
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
•Expand the Network of Partners. We will continue to focus on growing our network of partners by integrating with new FI partners, non-bank partners, and merchant data partners. Each new partner increases the size of our data asset and addressable audience, increasing the value of the Cardlytics and Bridg platforms to both marketers and our existing partners, which we believe will drive growth.

•Grow the Platform Through Integrations with Partners. We intend to continue to partner with other media platforms, marketing technology providers, merchant data providers and agencies that can utilize our platforms to serve a broad array of customers. We intend to focus on continued technological integration of our platforms with those of other complementary market participants.
Partners
We define a partner as a separate contracting entity from which we access data to empower our platforms either directly or through a third-party intermediary, such as a bank processor, digital banking provider or payment network operator. The partners for the Cardlytics platform are predominantly FI partners that provide us with access to their anonymized purchase data and digital banking customers. We generally pay our partners on the Cardlytics platform a Partner Share, which is a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to the partners' customers and certain third-party data providers. Our agreements with our FI partners generally include an automatic renewal feature. The partners for the Bridg platform are merchant data partners that provide us with access to their POS data, including product-level purchase data.
Agreements with Bank of America
Our relationship with Bank of America is governed by a General Services Agreement pursuant to which we provide Bank of America with access to the Cardlytics platform and certain other related services, and a related Statement of Work (collectively, the "GSA"), which grants Bank of America the right to use the software underlying the Cardlytics platform. The GSA extends through July 31, 2025, and Bank of America may terminate the GSA at any time upon 90 days’ written notice.
Pursuant to the GSA with Bank of America, we provide the Cardlytics platform to Bank of America customers, and as part of our services we form relationships with participating marketers and obtain and publish marketer offers to Bank of America customers. Bank of America has the right to approve all offers to be presented to Bank of America customers on the Cardlytics platform. Bank of America may terminate the GSA at any time upon 90 days’ written notice. The GSA will automatically renew for 12-month periods thereafter, unless terminated earlier in accordance with the terms of the GSA.
Under the GSA, we share the revenue that we generate from the sale of advertising within the Bank of America channel with Bank of America, subject to certain exceptions.
Agreements with Chase
In May 2018, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the "Master Agreement") with Chase, pursuant to which we provide Chase with access to the Cardlytics platform. Under the Master Agreement, we provide Chase with access to the Cardlytics platform through November 2025. Chase may terminate the Master Agreement at any time upon 90 days' written notice. The Master Agreement will automatically renew for 12-month periods thereafter, unless terminated earlier in accordance with the terms of the Master Agreement.
Under the Master Agreement, we share billings that we generate from the sale of advertising within the Chase channel with Chase, subject to certain exceptions. The amounts that we pay to Chase in excess of Consumer Incentives are reflected as Partner Share. The specific billing share percentage that we pay is based on marketer- and transaction-specific factors. In June 2023, we entered into an amendment that increased the portion of advertiser billings that is retained by the Company.
Sales and Marketing
Our sales teams are focused on growing our share of advertising budgets from existing marketers and attracting new brands, merchants and service providers, both directly and through advertising agencies. Our marketing efforts are focused on increasing brand awareness for Cardlytics and Bridg through partnerships, public relations, industry events and publications.
We have dedicated sales teams responsible for establishing relationships with marketers and their agencies. Our sales teams are organized by industry, which include retail, restaurant, travel and entertainment, direct-to-consumer, grocery and gas. Each industry team is led by an experienced sales manager and staffed with sales, sales support and service specialists who have deep domain knowledge and industry operating experience. We also have account managers that manage our customer relationships within each industry and focus on deepening relationships with existing partners and expanding our network.
We also have a dedicated FI partner sales team focused on expanding our network by both nurturing our existing relationships and cultivating new relationships with FI partners. Our FI partner sales team helps drive adoption of our solution offerings and partners with FIs to develop curated content and enhancements to the user experience for FI partners’ customers to drive increased engagement with the Cardlytics Platform.

Competition
The market for utilizing purchase intelligence to power marketing decisions is still emerging, and we believe we are one of the only companies that can provide purchase intelligence with the scale and the level of granularity that is equivalent to ours. We believe that we are the only company that leverages purchase data to enable marketing through FI partner channels at scale, although we believe we currently have competition from other companies that deliver similar solutions on a smaller scale. In the future, we may face greater competition from other bank service providers, online retailers, credit card companies, digital publishers and mobile pay providers with access to a substantial amount of consumer purchase data. There also may be companies with access to FI data that do not enable marketing through FI partner channels at scale today that may be able to do so in the future. While we may successfully partner with a wide range of companies that are only moderately competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and services, we are likely to face additional competition.
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
The Bridg platform competes with other companies that operate enterprise customer data platforms. Additionally, Bridg competes or may in the future compete against companies that provide advertising and data solutions such as profile unification or marketing campaign management and analytics, retail media networks, as well as data provisioners, brokers and cooperatives that provide advertising analytics to clients.
Intellectual Property
Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the U.S. and other jurisdictions.
As of December 31, 2023, we had sixteen issued patents relating to our software. We cannot assure you that our patents will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Our patents may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringements.
We have registered, or are registering, the "Cardlytics," "Dosh", "Bridg" and "Rippl" names and logos in the U.S. and certain other countries. We have registrations or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.
We also license software from third parties for integration into our offerings, including open-source software and other software made available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
We are the registered holder of a variety of domestic and international domain names that include cardlytics.com, dosh.com, bridg.com, and similar variations on those names.

In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, financial institution partners, marketers, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, which would prevent us from being able to assert trade secret rights or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop solutions and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platforms infringes their proprietary rights.
Patent and other intellectual property disputes are common in our industry and we have been involved in such disputes in the past in the ordinary course of our business. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our partners, and we typically indemnify against such claims. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
Seasonality
Our cash flows from operations vary from quarter to quarter, largely due to the seasonal nature of our marketers' advertising spending. Many marketers tend to devote a significant portion of their marketing budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and reduce their marketing budgets in the first quarter of the calendar year.
Employees
As of December 31, 2023, we had 434 full-time employees, including 60 in delivery, 159 in sales and marketing, 148 in research and development and 67 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages.
Human Capital Resources and Management
Our company's mission is to make commerce smarter and rewarding for everyone, and we know this starts with investing in each of our employees. Headquartered in Atlanta, GA with additional offices in New York, NY; Menlo Park, CA; Los Angeles, CA; Champaign, IL and London, U.K, our employees are an essential part of all of our successes.
Diversity, Equity, Inclusion, and Belonging ("DEIB") is integrated in everything we do. A significant part of our company’s goal of creating a culture that promotes DEIB is embedded in each aspect of the talent lifecycle: attraction, recruitment, onboarding, development and retention. We build external relationships to ensure our talent pipelines are filled with candidates of diverse backgrounds. At the foundation of our DEIB focus is our employee-led Special Interest Groups ("SIGs"). These groups facilitate learning and development, holistic wellness, professional connections, philanthropy, and raising awareness internally and externally for meaningful causes. Each group is sponsored by senior leaders in the organization. Cardlytics Connect, our newest SIG, focuses on our Black and Hispanic employees across the globe. As of December 31, 2023, our global workforce is made up of approximately 41% women and 44% people of color.
A key component to our sustainability and success is talent development and learning. We are intentional in our efforts to provide all employees opportunities to grow, including manager development programming, which over 50 managers completed since the launch in 2022. Additionally, we have introduced initiatives to give all employees access to learning content providers. In 2023, our technical teams consumed over 75 hours of video content, read over 30,000 book pages, and participated in over 150 hours of live training. The addition of a second content library for all employees gives us access to over 100 business and soft skill courses, which we are using to build learning pathways to support career journeys. Our Educational Assistance program is helping several employees gain master’s degrees, professional certifications and professional development experiences. Our student loan reimbursement program helps employees pay down their loans. We have revamped our new hire experience to a three day program that includes a more in depth training on all parts of the business, and includes an overview of our new operating model, performance management process, and we introduce all new hires to individual development planning.

Our use of equity compensation allows our employees to operate as owners and is a key component of our total rewards strategy to retain, motivate and attract the best talent. We encourage our employees to think and act like shareholders, and they are invested in our success. Employee equity is the cornerstone in our compensation philosophy along with comprehensive medical benefits, a positive work/life ratio, flexible paid time off, health and wellness programs, and learning and development opportunities. Each year, with the help of outside experts, we evaluate each aspect of compensation and benefits to ensure they are in alignment with the market and our peers.
As a purpose-driven company, we are focused on creating undeniable impact for partners while delivering real value to people, and our values reflect what drives our success. Our people and culture are our most valuable assets and greatest differentiators. We prioritize growth over comfort, place our customers and partners first, act with urgency and focus, ensure integrity with our partners and data, hold ourselves accountable even when challenged, and value empowerment over hierarchy.
Corporate Information
Cardlytics, Inc. was initially incorporated under the laws of the State of Delaware in June 2008. Our principal executive offices are located at 675 Ponce de Leon Avenue NE, Suite 4100, Atlanta, Georgia 30308. Our telephone number is (888) 798-5802. Our website address is www.cardlytics.com. Our common stock is listed on the Nasdaq Global Market under the symbol "CDLX." "Cardlytics," the Cardlytics logo and other trademarks or service marks of Cardlytics, Inc. or its subsidiaries appearing in this Annual Report on Form 10-K are the property of Cardlytics, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbols.
Available Information
Our website address is www.cardlytics.com and our investor relations website is located at http://ir.cardlytics.com/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The SEC’s website address is www.sec.gov.
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
General worldwide economic conditions have created significant instability in recent years. For example, inflation rates have fluctuated significantly in recent periods, and increased inflation may result in decreased demand for our products and solutions, increases in our operating costs (including our labor costs), reduced liquidity and limitations on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022 and escalating conflicts in the Middle East in late 2023. Further, concerns have recently arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. While we do not have any exposure to banking organizations that have entered receivership or become insolvent, we do maintain our cash at financial institutions, at times in balances that exceed the current insurance limits set forth by the Federal Deposit Insurance Corporation (the "FDIC"). If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including our ability to transfer funds, make payments or receive funds, may be threatened and could have a material adverse effect on our business and financial condition. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to begin or continue to reduce or delay their marketing spending. Historically, economic downturns have resulted in overall reductions in marketing spending. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
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
Factors that may impact our quarterly operating results include the factors set forth in this "Risk Factors" section, as well as the following:
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
•changes in the economic prospects of marketers, the industries that we primarily serve, or the economy generally, which could alter marketers' spending priorities or budgets;
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
•quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease;
•other events or factors, including those resulting from war, such as hostilities between Russia and Ukraine, and the current armed conflict in the Middle East, and incidents of terrorism;
•expenses associated with items such as litigation, regulatory changes, cyberattacks or security breaches;
•the introduction of new technologies, products or solution offerings by competitors; and
•costs related to acquisitions of other businesses or technologies.
Fluctuations in our quarterly operating results, non-GAAP and other metrics and the price of our common stock may be particularly pronounced in the current economic environment. Each factor above or discussed elsewhere in this "Risk Factors" section or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.
We may not be able to sustain our revenue and billings growth rate in the future.
Our revenue increased 4% to $309.2 million in 2023 from $298.5 million in 2022 and increased 12% to $298.5 million in 2022 from $267.1 million in 2021. Our billings increased 2% to $453.4 million in 2023 from $442.5 million in 2022 and increased 12% to $442.5 million in 2022 from $394.1 million in 2021. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during 2023 and 2022 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
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
•our failure to offer compelling incentives to our FI partners' customers;
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During the years ended December 31, 2023, 2022 and 2021, our top three FI partners combined to account for over 85%, 80% and 75%, respectively, of the total Partner Share we paid to all partners. During 2023, the top FI partner represented over 50% and the second and third largest FI partners represented over 10% of Partner Share. During 2022 and 2021 the top two FI partners represented over 20% and 25%, respectively, and the third largest FI partner represented over 10%, of Partner Share for each period. No other partner accounted for over 10% of Partner Share during these periods.
Our agreements with a substantial majority of our FI partners have three- to seven-year terms but are generally terminable by the FI partner on 90 days or more prior notice. If an FI partner terminates its agreement with us, we would lose that FI partner as a source of purchase data and online banking customers. Our FI partners may elect to withhold from us or limit the use of their purchase data for many reasons, including:
•a change in the business strategy;
•if there is a competitive reason to do so;
•if new technical requirements arise;
•concern by our FI partners or their customers related to our use of purchase data;
•if they choose to develop and use in-house solutions or use a competitive solution in lieu of our solutions; and
•if legislation is passed restricting the dissemination, or our use, of the data that is currently provided to us, or if judicial interpretations result in similar limitations.
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
We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of unfavorable macroeconomic conditions and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of any publicly announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock may decline.
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
An actual or perceived breach of the security of our systems, or those of third parties upon which we rely, could result in adverse consequences resulting from such breach, including but not limited to a disruption of our operations, reputational harm, loss of revenue or profits, loss of customers, regulatory investigations or actions, litigation, fines and penalties and other adverse consequences.
We leverage our FI partners' purchase data and infrastructures to deliver our Cardlytics platform. We do not currently receive or have access to any PII from our FI partners, although we may obtain or have access to PII from our FI partners in the future as our business evolves. Additionally, we receive, collect, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and have access to personal data as a result of other aspects of our business. As such, we may be a more visible target for cyberattacks or physical breaches of our systems, databases or data centers, and we may in the future suffer from such attacks or breaches. There is a risk that actors may attempt to gain access to our systems, for the purpose of stealing personal data, sensitive or proprietary data, accessing sensitive information on our network, or disrupting our or their respective operations. Cyberattacks, malicious internet-based activity and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, and ability to provide our service.
In addition to traditional computer "hackers," we and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks, credential attacks, credential harvesting, and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We also may be the subject of viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware, malicious or unintentional actions or in actions by employees or others with authorized access to our network that create or expose vulnerabilities, attacks enhanced or facilitated by artificial intelligence ("AI"), and other similar threats or other similar issues. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services could become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. In the event that our protection efforts are unsuccessful, and our systems are compromised such that a third-party gains entry to our or any of our FI partners' systems, we could suffer substantial harm.
In addition, many of our employees work remotely, which may make us more vulnerable to cyberattacks and has increased risks to our systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers’ requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners' supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our systems (such as our hardware and software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities, at all or on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Even if we have issued or otherwise made patches for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform.
Further, we could expend significant financial and operational resources to protect against or in response to a security incident, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, dealing with regulatory scrutiny, and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
In any event, an actual or perceived breach of the security of our, or the third parties on which we rely, systems or data could materially harm our business, financial condition and operating results. Security incidents and associated consequences may prevent or cause customers to stop using our platform, deter new customers from using our platform, and negatively impact our ability to grow and operate our business.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. The Partner Share shortfall totaled $4.5 million, which is included within Partner Share liability on our condensed consolidated balance sheet. We have paid, or are paying, this shortfall on a quarterly basis from October 1, 2023 through June 30, 2024. During the years ended December 31, 2023 and 2022, we recognized $1.3 million and $3.2 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statements of operations. As of December 31, 2023, we paid $1.2 million of our shortfall.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the years ended December 31, 2023 and 2022 our top five marketers accounted for 15% of our revenue for each period, with no marketer representing over 10% during each of 2023 and 2022. During the year ended December 31, 2021 our top five marketers accounted for 27% of our revenue, with one marketer accounting for over 10% during 2021. As of December 31, 2023 and 2022, our top five marketers accounted for 19% and 18% of our accounts receivable, respectively, with no individual marketer representing over 10% as of the end of each period.
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
We have a relatively short operating history, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
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
We have spent the last several years and significant resources building out technology integrations with our partners to facilitate the delivery of incentive programs to our partners' customers and measure those customers subsequent in-store or digital spending. We are also reliant on our network of partners to promote their digital incentive programs, increase customer awareness and leverage additional customer outreach channels like email, all of which can increase customer engagement. We believe that key factors in the success and effectiveness of our incentive program include the level of accessibility and prominence of the program on the partners' website and mobile applications, as well as the user interface through which a customer is presented with marketing content. In certain cases, we have little control over the prominence of the incentive program and design of the user interface that our partners choose to use. To the extent that our partners de-emphasize incentive programs, make incentive programs difficult to locate on their website or mobile applications or fail to provide a user interface that is appealing to partners' customers, partners' customers may be less likely to engage with the incentive programs, which could negatively impact the amount of fees that we are able to charge our marketer customers in connection with marketing campaigns, and, therefore, our revenue. In addition, a failure by our partners to properly deliver or sufficiently promote marketing campaigns may reduce the efficacy of our solutions and impair our ability to attract and retain marketers and their agencies. As a result, the revenue we generate from our Cardlytics platform may be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.
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
Most marketers do business with us by placing insertion orders for particular marketing campaigns, either directly or through marketing agencies that act on their behalf. We often do not have any commitment from a marketer beyond the campaigns governed by a particular insertion order, and we frequently must compete to win further business from a marketer. In most circumstances, our insertion orders may be canceled by marketers or their marketing agencies prior to the completion of all the campaigns contemplated in the insertion orders; provided that marketers or their agencies are required to pay us for services performed prior to cancellation. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing marketers, while continually expanding the number of marketers for which we provide services. To maintain and increase our revenue, we must encourage existing marketers and their agencies to increase their use of our solutions and add new marketers. Many marketers and marketing agencies, however, have only just begun using our solutions for a limited number of marketing campaigns, and our future revenue growth will depend heavily on these marketers and marketing agencies expanding their use of our solutions across campaigns and otherwise increasing their spending with us. Even if we are successful in convincing marketers and their agencies to use our solutions, it may take several months or years for them to meaningfully increase the amount that they spend with us. Further, larger marketers with multiple brands typically have individual marketing budgets and marketing decision makers for each of their brands, and we may not be able to leverage our success in securing a portion of the marketing budget of one or more of a marketer's brands into additional business with other brands. Moreover, marketers may place internal limits on the allocation of their marketing budgets to digital marketing, to particular campaigns, to a particular provider or for other reasons. In addition, we are reliant on our FI partner network to have sufficient marketing inventory within the Cardlytics platform to place the full volume of advertisements contracted for by our marketers and their agencies. Any failure to meet these demands may hamper the growth of our business and the attractiveness of our solutions.

Our ability to retain and increase sales of our solutions and attract new marketers and their agencies may be adversely affected by competitive offerings, marketing methods that are lower priced or perceived as more effective than our solutions, or a general continued reduction or decline in spending by marketers due to the global economic uncertainty and financial market conditions. Larger marketers may themselves have a substantial amount of purchase data and they may also seek to augment their own purchase data with additional purchase, impression or demographic data acquired from third-party data providers, which may allow them to develop, individually or with partners, internal targeting and measurement capabilities.
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
We have a history of losses and may not achieve net income in the future.
We have incurred annual net losses since inception and expect to incur net losses in certain periods in the future. During 2023 and 2022, our net loss was $134.7 million and $465.3 million, respectively. We had an accumulated deficit of $1.1 billion as of December 31, 2023. We have never achieved net income on an annual basis, and we do not know if we will be able to achieve or sustain net income. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth as well. Our ability to achieve and sustain net income is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain net income.
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
The market for purchase intelligence is nascent and we believe that there is no one company with which we compete directly across our range of solutions. With respect to the Cardlytics platform, we believe that we are the only company that enables marketing through FI channels at scale, although we believe we currently have competition from other companies that deliver similar solutions on a smaller scale. In the future, we may face competition from online retailers, credit card companies, established enterprise software companies, advertising and marketing companies and agencies, digital publishers and mobile pay providers with access to a substantial amount of consumer purchase data. While we may successfully partner with a wide range of companies that are only moderately competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and solutions, we are likely to face additional competition.
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
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Larger competitors are also often in a better position to withstand any significant reduction in capital spending and will therefore not be as susceptible to economic downturns and inflationary pressure. In addition, current or potential competitors may be acquired by third parties with greater available resources. As a result of such relationships and acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we can. For all of these reasons, we may not be able to compete successfully against our current or future competitors.

If we fail to identify and respond effectively to rapidly changing technology and industry needs, our solutions may become less competitive or obsolete.
Our future success depends on our ability to adapt and innovate. To attract, retain and increase new marketers and partners, we will need to expand and enhance our solutions to meet changing needs, add functionality and address technological advancements. Specifically, we have largely migrated to a cloud-based solution hosted by Amazon Web Services. If we are unable to adapt our solutions to evolving trends in the marketing industry, if we are unable to properly identify and prioritize appropriate solution development projects or if we fail to develop and effectively market new solutions or enhance existing solutions to address the needs of existing and new marketers and partners, we may not be able to achieve or maintain adequate market acceptance and penetration of our solutions, or our solutions may become less competitive or obsolete.
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
•decisions by our partners to restrict our ability to collect data from them (which decision they may be able to make at their discretion) or to refuse to implement the mechanisms that we request to ensure compliance with our technical requirements or legal obligations;
•decisions by our partners to limit our ability to use their purchase data outside of the applicable banking channel;
•decisions by our partners' customers to opt out of the incentive program or to use technology that reduces our ability to deliver relevant advertisements;
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
The technology underlying our solutions may contain material defects or errors that could adversely affect our ability to operate our business and cause significant harm to our reputation. This risk is compounded by the complexity of the technology underlying our solutions and the large amounts of data that we leverage and process. In addition, with regard to the Cardlytics platform, if we are unable to attribute Consumer Incentives to our partners' customers in a timely manner, our FI partners may limit or discontinue their use of our solutions. Any such error, failure, malfunction, disruption or delay could result in damage to our reputation and could harm our business, financial condition and operating results.

Significant system disruptions, loss of data center capacity, or changes to our data hosting solutions could adversely affect our business, financial condition and operating results.
Our business is heavily dependent upon highly complex data processing capabilities. We currently contract with Amazon Web Services for our cloud-hosting solutions. We have largely migrated our data storage capabilities to Amazon Web Services' cloud-hosting solution. If we do not complete the migration in a seamless fashion or fail to administer the cloud-hosting solution in a well-managed, secure and effective manner, we may experience unplanned service disruptions or unforeseen costs. If for any reason our arrangements with our data-hosting solutions are terminated, or if we are unable to renew our agreements on commercially reasonable terms, we may be required to transfer that portion of our operations to new data-hosting solutions, and we may incur significant costs and possible service interruption in connection with doing so. Further, protection of our data-hosting solutions against damage or interruption from cyber-attacks, fire, flood, tornadoes, power loss, telecommunications or equipment failure or other disasters and events beyond our control is important to our continued success. Any damage to, or failure of, the systems of the data-hosting solutions that we utilize could result in interruptions to the availability or functionality of our solutions. In addition, the failure of the data-hosting solutions that we utilize to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations. Any damage to the data-hosting solutions that we utilize that causes loss of capacity or otherwise causes interruptions in our operations could materially adversely affect our ability to quickly and effectively respond to our marketers' or partners' requirements, which could result in loss of their confidence, adversely impact our ability to attract new marketers or partners and force us to expend significant resources. The occurrence of any such events could adversely affect our business, financial condition and operating results.
Seasonal fluctuations in marketing activity could adversely affect our cash flows.
We expect our revenue, operating results, cash flows from operations and other key performance metrics to vary from quarter to quarter in part due to the seasonal nature of our marketers' spending on digital marketing campaigns. For example, many marketers tend to devote a significant portion of their budgets to the fourth quarter of the calendar year to coincide with consumer holiday spending and to reduce spend in the first quarter of the calendar year. Seasonality could have a material impact on our revenue, operating results, cash flow from operations and other key performance metrics from period to period.
Our corporate culture has contributed to our success, and if we cannot maintain it as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
As of December 31, 2023, we had 434 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation.

If we are unable to attract, integrate and retain additional qualified personnel, including top technical talent, our business could be adversely affected.
Our future success depends in part on our ability to identify, attract, integrate and retain highly skilled technical, managerial, sales and other personnel, including top technical talent from the industry. We face intense competition for qualified individuals from numerous other companies, including other software and technology companies, many of whom have greater financial and other resources than we do. These companies also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In addition, new hires often require significant training and, in many cases, take significant time before they achieve full productivity. We may incur significant costs to attract and retain qualified personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. In addition, as we move into new geographies, we will need to attract and recruit skilled personnel in those areas. We have little experience with recruiting in geographies outside of the U.S. and the U.K., and may face additional challenges in attracting, integrating and retaining international employees. If we are unable to attract, integrate and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, on a timely basis or at all, our business may be adversely affected.
We are dependent on the continued services and performance of our senior management and other key personnel, the loss of any of whom could adversely affect our business.
Our future success depends in large part on the continued contributions of our senior management and other key personnel. In particular, the leadership of key management personnel is critical to the successful management of our company, the development of our solutions and our strategic direction. We do not maintain "key person" insurance for any member of our senior management team or any of our other key employees. Our U.S.-based senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of any of our key management personnel could significantly delay or prevent the achievement of our development and strategic objectives and adversely affect our business.
Our international sales and operations subject us to additional risks that can adversely affect our business, operating results and financial condition.
During the years ended 2023, 2022 and 2021, we derived 5.8%, 7.8% and 7.8%, respectively, of our revenue from outside the U.S. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
Our international operations subject us to a variety of risks and challenges, including:
•localization of our solutions, including adaptation for local practices;
•increased management, travel, infrastructure and legal and compliance costs associated with having international operations;
•fluctuations in currency exchange rates and related effects on our operating results;
•longer payment cycles and difficulties in collecting accounts receivable or satisfying revenue recognition criteria;
•increased financial accounting and reporting burdens and complexities;
•general economic conditions in each country or region, including inflationary pressure;
•the global economic uncertainty and financial market conditions;
•reduction in billings associated with the U.K as well as issues related to foreign currency exchange rates and trade with the,U.K.;
•contractual and legislative restrictions or changes;
•economic uncertainty around the world;

•compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•compliance with applicable laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;
•potential changes in a specific country's or region's political or economic climate, including the current hostilities between Russia and Ukraine and conflict in the Middle East;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results, which may also result in restatements of financial statements or irregularities in financial statements;
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
The growth in our business has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources, as well as our infrastructure. We rely heavily on information technology ("IT") systems to manage critical functions such as data storage, data processing, matching and retrieval, revenue recognition, budgeting, forecasting and financial reporting. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our IT, financial and administrative systems and controls. In particular, we may need to significantly expand our IT infrastructure as the amount of data we store and transmit increases over time, which will require that we both utilize existing IT products and adopt new technologies. If we are not able to scale our IT infrastructure in a cost-effective and secure manner, our ability to offer competitive solutions will be harmed and our business, financial condition and operating results may suffer.
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
Our net operating loss ("NOL") carry-forwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2023 and December 31, 2022, we had U.S. federal and state NOLs of $896.0 million and $879.6 million, respectively. Our federal NOLs generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carry-forwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law.
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carry-forwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have experienced "ownership changes" under Code Section 382 in the past, and future changes in ownership of our stock, including by reason of future offerings, as well as other changes that may be outside of our control, could result in future ownership changes under Code Section 382. If we are or become subject to limitations on our use of federal NOL carry-forwards under IRC Section 382, our federal NOL carry-forwards could expire unutilized or underutilized, even if we earn taxable income against which our federal NOL carry-forwards could otherwise be offset. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carry-forwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Changes in tax laws or regulations could materially adversely affect our company.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For instance, the Inflation Reduction Act was passed in the U.S. in 2022, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations, that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. The impact of such changes or future legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.
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
Under accounting principles, we have allocated the total purchase price of Dosh's and Bridg's net tangible assets and intangible assets based on their fair values as of the date of the acquisitions, and we have recorded the excess of the purchase price over those fair values as goodwill. Our management's estimates of fair value will be based upon assumptions that they believe to be reasonable but that are inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:
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
Bringing new FI partners into our network may impede our ability to accurately predict how certain marketing campaigns will perform, and thus may impede our ability to accurately forecast the performance of our network. Such inaccurate predictions could result in marketing campaigns underperforming, which impacts the total fees we can collect from marketers, or over performing, which may result in us paying certain Consumer Incentives to consumers without adequate compensation from the marketers. The amount of time it will take us to be able to understand the impact of a new FI partner on our network is uncertain and difficult to predict. Additionally, our understanding of the impact of any given FI partner is subject to change at any time, as such understanding can be impacted by factors such as changes to an FI partner's business strategy, changes to an FI partner's user interface, or changes in the behavior or makeup of an FI partner's consumer base.
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
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due on September 15, 2025 (the "Notes"). The interest rate is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
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
•make us more vulnerable to adverse changes in the U.S. and worldwide economic climate;
•negatively expose us to competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to borrow additional amounts for working capital, funding future acquisitions, and other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
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
Risks Related to Regulatory and Intellectual Property Matters
We and our FI partners are subject to stringent and evolving U.S. and foreign privacy and data security laws, rules, contractual obligations, regulation, industry standards, policies and other obligations related to data privacy and security. The actual or perceived failure by us, our partners, or other third parties whom we rely upon to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims), mass arbitration demands, disruptions of our business operations, or loss of customers or sales, harm our reputation, result in significant expense or loss of revenue or profits, subject us to significant fines and liability or otherwise adversely affect our business.
In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal data and other sensitive information including proprietary and confidential business data, trade secrets, and intellectual property ("process" or "processing") necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We, our FI partners, our marketers and other third parties whom we rely upon are subject to a number of data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy policies, contractual requirements, and other obligations relating to data privacy and security as well as laws and regulations regarding online services and the Internet generally.

In the U.S., the rules and regulations to which we, directly or contractually through our partners, or our marketers may be subject, include but are not limited to those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act and state cybersecurity, privacy and breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents.
The regulatory framework for online services and data privacy and security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many of these obligations conflict with each other, and interpretation of these laws, rules and regulations and their application to our solutions in the U.S. and foreign jurisdictions is ongoing and cannot be fully determined at this time. A number of existing bills are pending in the U.S. Congress that contain provisions that would regulate how companies can use various tracking technologies to collect and utilize user information. Additionally, new legislation proposed or enacted in various states will continue to shape the data privacy environment nationally.
The California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020, is an example of the trend towards increasingly comprehensive privacy legislation being introduced in the United States. The CCPA gives California residents expanded rights to request access to and deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is used. The CCPA also increases the data privacy and security obligations on entities handling personal data, which is broadly defined under the law. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, and includes statutorily defined damages of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages, which is expected to increase data breach litigation. The CCPA also imposes requirements on businesses that “sell” information (which is defined broadly under the CCPA); there is significant ambiguity regarding what constitutes a sale and many of our or our partner’s business practices may qualify. Further the California Privacy Rights Act ("CPRA"), which took effect on January 1, 2023, significantly modifies the CCPA, including by expanding consumers' rights with respect to certain sensitive personal data. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA.
In the past few years, other states, including Virginia, Colorado, Utah, Iowa, Montana, Indiana, Tennessee, Oregon, Texas, Delaware, New Jersey, New Hampshire and Connecticut, have also passed comprehensive privacy laws that impose certain obligations on covered businesses, including requiring covered businesses to provide specific disclosures in privacy notices and to afford residents with certain rights concerning their personal data. Similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside of the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation ("EU GDPR") and the United Kingdom’s GDPR ("U.K. GDPR") impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million euros or 4% of annual global revenue (whichever is greater), or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. An example of the type of international regulation to which we may be subject is the U.K.’s Privacy and Electronic Communications Regulations 2011 ("PECR"), which implements the requirements of Directive 2009/136/EC (which amended Directive 2002/58/EC), which is known as the ePrivacy Directive. The PECR regulates various types of electronic direct marketing that use cookies and similar technologies. The PECR also imposes sector-specific breach reporting requirements, but these requirements only apply to providers of certain public electronic communications services. Additional European Union member state laws of this type may follow.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the U.S. in compliance with law, such as the EEA standard contractual clauses and U.K.’s International Data Transfer Agreement, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the U.K., or other jurisdictions to the U.S., or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating GDPR's cross-border data transfer limitations.
Our employees and personnel may use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresent our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties which we rely upon fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including, but not limited to: government enforcement actions (which could result in investigations, fines, penalties, audits and inspections), litigation (including class-action claims), additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action litigation and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, potentially resulting in negative consequences including, but not limited to loss of customers, interruptions or stoppages in our business operations, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations.
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

As of the date of filing, we had sixteen issued patents relating to our software. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringements. We have registered, or are registering, the "Cardlytics," "Dosh," "Bridg" and "Rippl" names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open-source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. Additionally, certain FIs have a right to obtain the source code underlying Cardlytics Ad Server through the release of source code held in escrow upon the occurrence of specified events, which could compromise the proprietary nature of the Cardlytics platform and/or allow these FIs to discontinue the use of our solutions.
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
From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, protect our trade secrets, determine the validity and scope of the intellectual property rights of others or defend against claims of infringement or invalidity. Such legal action could result in substantial costs and diversion of resources and could negatively affect our business, financial condition and operating results.
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
An adverse outcome of a dispute may require us to:
•pay substantial damages, including treble damages, if we are found to have willfully infringed a third party's patents or copyrights;
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
Our use of open-source software could negatively affect our ability to sell our solutions and subject us to possible litigation.
We use open-source software to deliver our solutions and expect to continue to use open-source software in the future. Some of these open-source licenses may require that source code subject to the license be made available to the public and that any modifications or derivative works to open-source software continue to be licensed under open-source licenses. This may require that we make certain proprietary code available under an open-source license. We may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to, such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed using such software. Few of the licenses applicable to open-source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. These claims could also result in litigation, require us to purchase costly licenses or require us to devote additional research and development resources to change the software underlying our solutions, any of which would have a negative effect on our business, financial condition and operating results and may not be possible in a timely manner. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our solutions on certain open-source software, and such litigation could be costly for us to defend or subject us to an injunction. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs. Finally, we cannot assure you that we have not incorporated open-source software into the software underlying our solutions in a manner that may subject our proprietary software to an open-source license that requires disclosure, to customers or the public, of the source code to such proprietary software. In the event that portions of our proprietary technology are determined to be subject to an open-source license, we could be required to publicly release portions of our source code, re-engineer all or a portion of our technologies, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our solutions and technologies and materially and adversely affect our ability to sustain and grow our business. Many open-source licenses also limit our ability to bring patent infringement lawsuits against open-source software that we use without losing our right to use such open-source software. Therefore, the use of open-source software may limit our ability to bring patent infringement lawsuits, to the extent we ever have any patents that cover open-source software that we use.
We are subject to government regulation, including import, export, economic sanctions and anti-corruption laws and regulations that may expose us to liability and increase our costs.
Various of our products are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and provision of our solutions outside of the U.S., or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, reexportation, and importation of our products and the provision of solutions, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties and a denial or curtailment of our ability to export our products or provide solutions. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws, our products may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $2.60 to an intraday high of $161.47 through March 13, 2024. Factors that may affect the market price of our common stock include:
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
The stock markets have experienced extreme price and volume fluctuations in recent periods that have affected and continue to affect the market prices of equity securities of many companies, including our own, due to, among other factors, the actions of market participants or other actions outside of our control, including general market volatility caused by expected interest rate changes and inflation. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management's attention.
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
A significant public health crisis, epidemic or pandemic, or a natural disaster, such as an earthquake, fire or flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. A significant portion of our employee base, operating facilities and infrastructure are centralized in Atlanta, GA; Menlo Park, CA and New York, NY. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks and power outages, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could negatively impact our business, financial condition and operating results, and harm our reputation. In addition, we may not carry business insurance or may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and operating results. In addition, the facilities of significant marketers, partners or third-party data providers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

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
In the past, securities class action litigation often has been brought against companies following a decline in the market price of such companies' securities. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us as a result of the significant stock price volatility experienced by technology companies in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
We rely on information technology and data to operate our business and develop, market and deliver our products and services to our customers. A critical part of our strategy involves focusing on gathering data without collecting, maintaining or using sensitive personal data such as social security numbers, credit card numbers, financial account information or medical records. The Cardlytics platform is designed so that we do not receive or have access to any PII from our FI partners. We only perform targeted marketing using data that has undergone processing such that it is only linked to anonymized identifiers.
We have implemented and maintain various information security risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity and availability of our information assets and mitigate harm to our business.
Risks from cybersecurity threats are among those that we address in our general risk management program, where we conduct investigations and take actions as required to assess risks to the organization and take mitigating actions to reduce, eliminate or manage risks. Risk assessments are performed quarterly as part of this program and the results are discussed and reviewed with management.
We identify such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, logging and monitoring our IT environment, conducting threat assessments for internal and external threats and conducting vulnerability assessments to identify vulnerabilities.
We rely on a multidisciplinary team (including from our information security function, management, and third-party service providers) to assess how cybersecurity threats could impact our business. We assess the likelihood that such threats could result in a material impact to our information assets, operations, ability to provide our goods and services, our core business functions, customer acquisition and retention, personnel, reputation and identified critical business objectives.
Based on our assessment process, we implement and maintain various technical, physical and organizational measures designed to manage and mitigate such risks and potential material impacts. We may implement measures designed to prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats. We prioritize our efforts based on the threats that are more likely to lead to a material impact to our business, such as ransomware, theft of IP and interruption of services. The risk management and reduction measures we implement, depending on the computing environment or system, may include the following: policies and procedures designed to address cybersecurity threats, including an incident response plan, vulnerability management policy, disaster recovery/business continuity plans and clear desk policies; threat detection and incident response; internal and/or external audits to assess our exposure to cybersecurity threats, environment, compliance with risk mitigation procedures, and effectiveness of relevant controls; documented risk assessments; implementation of security standards and certifications; credit and background checks on our personnel and contractors; encryption of data; network security controls; threat modeling; data segregation; physical and electronic access controls; physical security; asset management, tracking and disposal; continuous monitoring for potential intrusions; vendor risk management program; employee security training; penetration testing; cyber insurance; and a dedicated cybersecurity staff and officer.
We work with third parties from time to time that assist us to identify, assess and manage cybersecurity risks, including professional services firms to conduct SOC 2, Type II assessments, incident response consultants, cybersecurity software providers, managed cybersecurity service providers, penetration testing firms and other vendors that help to identify, assess, or manage cybersecurity risks.
To operate our business, we utilize certain third-party service providers to perform a variety of functions, such as professional services, SaaS platforms, managed services, cloud-based infrastructure, data center facilities, encryption and authentication technology and other functions. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide or the information they process, conducting security assessments, conducting on-site inspections, requiring their completion of written questionnaires regarding their services and data handling practices and conducting periodic re-assessments during their engagement.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, refer to our risk factors under Part 1. Item 1A. "Risk Factors" in this Annual Report, including "An actual or perceived breach of the security of our systems, or those of third parties upon which we rely, could result in adverse consequences resulting from such breach, including but not limited to a disruption of our operations, reputational harm, loss of revenue or profits, loss of customers, regulatory investigations or actions, litigation, fines and penalties and other adverse consequences."
Governance
Our board of directors addresses the Company's cybersecurity risk management as part of its general oversight function. The board of directors along with the audit committee is responsible for overseeing Company's cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk management strategy relies on input from management, including the Chief Technology Officer, Chief Legal and Privacy Officer, Chief Operating Officer, and Chief Financial Officer, who report to the Chief Executive Officer, as well as the Chief Information Security Officer, to help us understand cybersecurity risks, establish priorities, determine the scope and details of our cybersecurity program and implement it. Management is also responsible for hiring appropriate personnel, integrating cybersecurity considerations into our overall risk management strategy, and for communicating key priorities to employees. Our cybersecurity incident response and vulnerability management processes involve management, who participates in our disclosure controls and procedures.
Every six months, management discusses cybersecurity risk and reviews our cybersecurity program. Management is also responsible for approving budgets, helping prepare for cybersecurity incidents, responding to cybersecurity incidents, approving cybersecurity policies and procedures, reviewing audit reports, and reporting to the board of directors regarding cybersecurity matters.
Management is involved with our efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing and testing of incident response plans. Management participates in cybersecurity incident response efforts by being a member of the incident response team and helping direct our response to cybersecurity incidents.
Our board of directors oversees our risk management strategy with respect to cybersecurity risks and threats. The board, through its audit committee, holds regular meetings quarterly to discuss issues including our cybersecurity threats, and has a dedicated agenda during such meetings that are designed to assist the audit committee to exercise its oversight function. The meetings involve presentations and reports from the Chief Information Security Officer and management, including updates on contemporary cybersecurity threats faced by us and steps we are taking to address them.
ITEM 2. PROPERTIES
Our principal executive offices are located in Atlanta, Georgia, where we occupy a facility of approximately 17,000 square feet. Our lease expires in January 1, 2032, and we have the option to renew for an additional five-year period. We have additional offices in New York, NY; Menlo Park, CA; Los Angeles, CA; Champaign, IL; and London, U.K. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.
ITEM 3. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.
As part of the acquisition of Bridg, and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the "Merger Agreement"), we agreed to make two earnout payments: the First Anniversary Payment Amount and the Second Anniversary Payment Amount, based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. We were unable to reach an agreement with respect to the First Anniversary Payment Amount with the Stockholder Representative and submitted our dispute to an independent accountant as contemplated by the Merger Agreement.

On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. After review of the determination by the independent accountant, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking declaratory judgment that a certain portion of the independent accountant's determination related to the First Anniversary ARR be stricken as null and void. Subsequently, on January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, including the First Anniversary Payment Amount, pursuant to which we agreed to pay $25 million in cash and issue 3.6 million shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses and to dismiss our verified complaint in the Delaware Court of Chancery.
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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Global Market under the symbol "CDLX."
Holders of Record
As of February 29, 2024, there were approximately 135 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be incorporated by reference into any filing of Cardlytics, Inc. under the Securities Act.
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Stock Index and the Nasdaq Composite Index, from December 31, 2018 through December 31, 2023. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The graph uses the closing price on December 31, 2018 of $10.83 per share as the initial value of our common stock. The stock price performance in this graph is not necessarily indicative of future stock price performance.

CDLX Performance Graph
Index Value
1200
1100
1000
900
800
700
600
500
400
300
200
100
0
12/31/18
06/30/19
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
06/30/22
12/31/22
06/30/23
12/31/23
Period Ending
Cardlytics, Inc.
S&P 500 Stock Index
NASDAQ Composite Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A. "Risk Factors" and "Special Note Regarding Forward-Looking Statements" in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
Our company's mission is to make commerce smarter and rewarding for everyone. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which includes online, mobile applications, email and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers to perform analytics and targeted loyalty marketing and also measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants ("merchant data partners") that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas.
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
Key Performance Metrics

	Year Ended December 31,
in thousands except per user amounts	2023	2022	2021
Cardlytics MAUs	162,148	154,550	146,242
Cardlytics ARPU	$1.91	$1.93	$1.83
Cardlytics Monthly Active Users ("MAUs")
We define MAUs as targetable customers that have logged in and visited online or mobile applications containing offers, opened an email containing an offer, or redeemed an offer from the Cardlytics platform during a monthly period. We then calculate a monthly average of these MAUs for the periods presented. We believe that MAUs is an indicator of the Cardlytics platform's ability to drive engagement and is reflective of the marketing base that we offer to marketers. Beginnging as of September 30, 2023, we are reporting only the total number of unique targetable customers within each FI, which we have applied to our reporting for current and prior periods in this Annual Report.

	Year Ended December 31,		Change		Year Ended December 31,		Change
in thousands	2023	2022	#	%	2022	2021	#	%
Cardlytics MAUs	162,148	154,550	7,598	5	154,550	146,242	8,308	6
Cardlytics MAUs increased by 7.6 million during 2023 compared to 2022 primarily driven by an increase in new MAUs (41% of total growth) and lapsed customers returning (59% of total growth).
Cardlytics MAUs increased by 8.3 million during 2022 compared to 2021, primarily driven by an increase in new or lapsed customers logging in and visiting online or mobile applications containing offers, opening an email containing an offer or redeeming an offer from the Cardlytics platform.
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

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2023	2022	$	%	2022	2021	$	%
Cardlytics ARPU	$1.91	$1.93	(0.02)	(1)	$1.93	$1.83	0.10	5
Cardlytics ARPU decreased by $0.02 during 2023 compared to 2022 as a result of a $10.7 million increase in revenue and a 7.6 million increase in Cardlytics MAUs.
Cardlytics ARPU increased by $0.10 during 2022 compared to 2021 as a result of a $31.4 million increase in revenue and an 8.3 million increase in Cardlytics MAUs.

Non-GAAP Metrics

	Year Ended December 31,
in thousands	2023	2022	2021
Revenue	$309,204	$298,542	$267,116
Billings	$453,426	$442,477	$394,075
Gross Profit	$130,378	$112,632	$103,340
Adjusted Contribution	$158,626	$143,035	$129,628
Net Loss	$(134,702)	$(465,264)	$(128,565)
Adjusted EBITDA	$3,771	$(45,169)	$(12,220)
Adjusted Net Loss	$(11,436)	$(60,250)	$(38,727)
Net cash used in operating activities	$(185)	$(53,904)	$(38,523)
Free Cash Flow	$(12,577)	$(67,390)	$(51,087)
Definitions of Non-GAAP Measures
Billings
Billings represents the gross amount billed to customers and marketers for services in order to generate revenue. Cardlytics platform Billings is recognized gross of both Consumer Incentives and Partner Share. Cardlytics platform GAAP Revenue is recognized net of Consumer Incentives and gross of Partner Share. Bridg platform Billings is the same as Bridg platform GAAP Revenue.
We review billings for internal management purposes. We believe billings is an important indicator for the current health of the business because it directly represents our ability to bill customers for our services before any Consumer Incentives are paid. Nevertheless, our use of billings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Other companies, including companies in our industry that have similar business arrangements, may address the impact of Consumer Incentives differently. You should consider Billings alongside our other GAAP financial results.
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

Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before income tax benefit; interest expense, net; depreciation and amortization; stock-based compensation expense; acquisition, integration and divestiture (benefits) costs; change in fair value of contingent consideration; foreign currency (gain) loss; impairment of goodwill and intangible assets; loss on divestiture; restructuring and reduction of force; income tax benefit; and deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. The items that are non-cash include foreign currency gain (loss), impairment of goodwill and intangible assets, loss on divestiture, deferred implementation costs, depreciation and amortization, stock-based compensation expense and change in fair value of contingent consideration. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain FI partners are not added back to net loss in order to calculate Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to understand and evaluate our core operating performance and trends and to generate future operating plans, make strategic decisions regarding the allocation of capital and invest in initiatives that are focused on cultivating new markets for our solution. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates comparisons of our operating performance on a period-to-period basis. Adjusted EBITDA is not a measure calculated in accordance with GAAP.
We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Nevertheless, use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows: (1) Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; (2) Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation; (3) Adjusted EBITDA does not reflect tax payments or receipts that may represent a reduction or increase in cash available to us and (4) other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces the usefulness of the metric as a comparative measure. Because of these and other limitations, you should consider Adjusted EBITDA alongside our net loss and other GAAP financial results.
Adjusted Net Loss
We define Adjusted Net Loss as our Net Loss before stock-based compensation expense; foreign currency (gain) loss; acquisition, integration and divestitures costs (benefits); amortization of acquired intangibles; change in fair value of contingent consideration; impairment of goodwill and intangible assets; loss on divestiture; restructuring and reduction of force; and income tax benefit. We define Adjusted Net Loss per share as Adjusted Net Loss divided by our weighted-average common shares outstanding, diluted.
Free Cash Flow
We define Free Cash Flow as net cash provided by (used in) operating activities, plus acquisition of property and equipment, acquisition of patents and capitalized software development costs. We believe free cash flow is useful to measure the funds generated in a given period that are available to invest in the business. We believe this supplemental information enhances stockholders' ability to evaluate our performance.
Results of Non-GAAP Measures
Billings

	Year Ended December 31,		Change		Year Ended December 31,		Change
in thousands	2023	2022	$	%	2022	2021	$	%
Billings	$453,426	$442,477	10,949	2	$442,477	$394,075	48,402	12
Billings increased by $10.9 million during 2023 compared to 2022, primarily driven by an increase of $32.8 million in sales to new marketers, offset by a $21.9 million net decrease in sales to existing marketers.
Billings increased by $48.4 million during 2022 compared to 2021, primarily driven by a $6.9 million increase in sales to existing marketers and an increase of $41.5 million in sales to new marketers.

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Consolidated
Revenue	$309,204	$298,542	$267,116
Plus:
Consumer Incentives	144,222	143,935	126,959
Billings	$453,426	$442,477	$394,075
Cardlytics platform
Revenue	$285,425	$277,185	$258,754
Plus:
Consumer Incentives	144,222	143,935	126,959
Billings	$429,647	$421,120	$385,713
Bridg platform
Revenue	$23,779	$21,357	$8,362
Plus:
Consumer Incentives	—	—	—
Billings	$23,779	$21,357	$8,362

Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Consolidated
Revenue	$309,204	$298,542	$267,116
Minus:
Partner Share and other third-party costs	150,578	155,507	141,273
Delivery costs(1)	28,248	30,403	22,503
Gross Profit	130,378	112,632	103,340
Plus:
Delivery costs(1)	28,248	30,403	22,503
Deferred implementation costs(2)	—	—	3,785
Adjusted Contribution	$158,626	$143,035	$129,628
Cardlytics platform
Revenue	$285,425	$277,185	$258,754
Minus:
Partner Share and other third-party costs	149,907	154,204	140,864
Delivery costs(1)	21,447	24,112	18,111
Gross Profit	114,071	98,869	99,779
Plus:
Delivery costs(1)	21,447	24,112	18,111
Deferred implementation costs(2)	—	—	3,785
Adjusted Contribution	$135,518	$122,981	$121,675
Bridg platform
Revenue	$23,779	$21,357	$8,362
Minus:
Partner Share and other third-party costs	671	1,303	409
Delivery costs(1)	6,801	6,291	4,392
Gross Profit	16,307	13,763	3,561
Plus:
Delivery costs(1)	6,801	6,291	4,392
Adjusted Contribution	$23,108	$20,054	$7,953
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $2.4 million, $2.7 million and $1.9 million during 2023, 2022 and 2021, respectively.
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

Adjusted EBITDA
The following table presents a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net Loss	$(134,702)	$(465,264)	$(128,565)
Plus:
Interest expense, net	2,336	2,556	12,563
Depreciation and amortization	26,460	37,544	29,871
Stock-based compensation expense	40,980	44,686	50,264
Acquisition, integration and divestiture (benefits) costs	(6,313)	(2,874)	24,372
Change in fair value of contingent consideration	1,246	(128,174)	1,374
Foreign currency (gain) loss	(3,304)	6,376	1,267
Impairment of goodwill and intangible assets	70,518	453,288	—
Loss on divestiture	6,550	—	—
Restructuring and reduction of force	—	8,139	713
Income tax benefit	—	(1,446)	(7,864)
Deferred implementation costs	—	—	3,785
Adjusted EBITDA	$3,771	$(45,169)	$(12,220)

The following table presents a reconciliation of Adjusted EBITDA to Adjusted Contribution, the most directly comparable segment income measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Consolidated
Adjusted Contribution	$158,626	$143,034	$129,628
Minus:
Delivery costs	28,248	30,402	22,503
Sales and marketing expense	57,425	74,745	65,996
Research and development expense	51,352	54,435	38,104
General and administration expense	58,810	81,446	66,222
Stock-based compensation expense	(40,980)	(44,686)	(50,264)
Restructuring and reduction of force	—	(8,139)	(713)
Adjusted EBITDA	$3,771	$(45,169)	$(12,220)
Cardlytics platform
Adjusted Contribution	$135,518	$122,981	$121,675
Minus:
Delivery costs	21,447	24,112	18,170
Sales and marketing expense	48,671	67,830	62,771
Research and development expense	45,746	47,579	35,393
General and administration expense	56,542	79,069	63,379
Stock-based compensation expense	(37,782)	(43,490)	(47,223)
Restructuring and reduction of force	—	(8,139)	(713)
Adjusted EBITDA	$894	$(43,980)	$(10,102)
Bridg platform
Adjusted Contribution	$23,108	$20,053	$7,953
Minus:
Delivery costs	6,801	6,290	4,333
Sales and marketing expense	8,754	6,915	3,225
Research and development expense	5,606	6,856	2,711
General and administration expense	2,268	2,377	2,843
Stock-based compensation expense	(3,198)	(1,196)	(3,041)
Restructuring and reduction of force	—	—	—
Adjusted EBITDA	$2,877	$(1,189)	$(2,118)

Adjusted Net Loss
The following table presents a reconciliation of Adjusted Net Loss to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net Loss	$(134,702)	$(465,264)	$(128,565)
Plus:
Stock-based compensation expense	40,980	44,686	50,264
Foreign currency (gain) loss	(3,304)	6,376	1,267
Acquisition, integration and divestiture (benefits) costs	(6,313)	(2,874)	24,372
Amortization of acquired intangibles	13,589	25,019	19,712
Change in fair value of contingent consideration	1,246	(128,174)	1,374
Impairment of goodwill and intangible assets	70,518	453,288	—
Loss on divestiture	6,550	—	—
Restructuring and reduction of force	—	8,139	713
Income tax benefit	—	(1,446)	(7,864)
Adjusted Net Loss	$(11,436)	$(60,250)	$(38,727)
Weighted-average number of shares of common stock used in computing Adjusted net loss per share:
Weighted-average common shares outstanding, diluted	36,488	33,419	32,202
Adjusted weighted-average common shares outstanding, diluted	36,488	33,419	32,202
Adjusted Net Loss per share attributable to common stockholders, diluted	$(0.31)	$(1.80)	$(1.20)
Free Cash Flow
The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(185)	$(53,904)	$(38,523)
Plus:
Acquisition of property and equipment	(667)	(1,171)	(3,108)
Acquisition of patents	—	(175)	(133)
Capitalized software development costs	(11,725)	(12,140)	(9,323)
Free Cash Flow	$(12,577)	$(67,390)	$(51,087)
Components of Results of Operations
Revenue
We sell our Cardlytics platform solution by entering into agreements directly with marketers or their marketing agencies, generally through the execution of insertion orders. The insertion orders state the terms of the arrangement, the negotiated fee, payment terms and the fixed period of time of the campaign. We invoice marketers monthly based on the qualifying purchases of our partners' customers as reported by our partners during the month. We report our revenue net of Consumer Incentives and gross of Partner Share and other third-party costs. The Bridg platform generates revenue through the sale of subscriptions to our cloud-based customer-data platform and the delivery of professional services, such as implementation, onboarding and technical support in connection with each subscription. We recognize subscription revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer.

Cost and Expense
We classify our expenses into the following categories: Partner Share and other third-party costs; delivery costs; sales and marketing expense; research and development expense; general and administrative expense; and depreciation and amortization expense.
Partner Share and Other Third-Party Costs
Partner Share and other third-party costs consist primarily of the Partner Share that we pay our partners, media and data costs and deferred implementation costs incurred pursuant to our agreements with certain partners. To the extent that we use a specific partners' customer's anonymized purchase data in the delivery of our solutions, we generally pay the applicable partner a Partner Share calculated based on the relative contribution of the data provided by the partner to the overall delivery of the services. We expect that our Partner Share and other third-party costs will increase in absolute dollars as a result of our revenue growth.
Delivery Costs
Delivery costs consist primarily of personnel costs of our campaign, data operations and production support teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Delivery costs also include hosting costs, purchased or licensed software costs, outsourcing costs and professional services costs. As we continue to migrate our technology to the cloud, our delivery costs will increase in absolute dollars and if such anticipated revenue growth does not occur, our delivery costs as a percentage of revenue will be adversely affected. Over time, we expect delivery costs will decline as a percentage of revenue.
Sales and Marketing Expense
Sales and marketing expense consists primarily of personnel costs of our sales, account management, marketing and analytics teams, including salaries, benefits, bonuses, commissions, stock-based compensation and payroll taxes. Sales and marketing expense also includes professional fees, marketing programs such as trade shows, marketing materials, public relations, sponsorships and other brand building expenses, as well as outsourcing costs, travel and entertainment expenses and company-funded consumer testing expenses for certain marketers that are not current customers. We expect that our sales and marketing expense will increase in absolute dollars as a result of hiring new sales representatives and as we invest to enhance our brand. Over time, we expect sales and marketing expenses will decline as a percentage of revenue.
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

Acquisition, Integration and Divestiture Costs
Acquisition costs primarily represent diligence efforts, legal and advisory costs, broker fees and insurance premiums. Integration costs primarily represent integration-related employee compensation, advisory costs and travel costs. Divestiture costs primarily represent legal and other professional fees.
Change in Fair Value of Contingent Consideration
Our acquisition of Bridg included a component of contingent consideration to be paid to the sellers if certain performance levels were achieved by Bridg over a specific period of time. Contingent consideration is initially recorded at fair value on the acquisition date based, in part, on a range of estimated probabilities for achievement of these performance levels. The fair value is periodically adjusted as actual performance levels become known and updates are made to the estimated probabilities for future performance. A gain or loss is recognized in the income statement for fair value adjustments. If we make additional acquisitions, it is possible that we will incur gains or losses in the future due to the change in the fair value of contingent consideration.
Impairment of Goodwill and Intangible Assets
Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. We evaluate the recoverability of our finite-lived intangible assets and other long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The impairment analysis involves determining whether the estimated fair value of each intangible asset exceeds its carrying amount. Our estimation of the fair value of definite lived intangible assets include the use of discounted cash flow analyses, which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows and discount rates.
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
Loss on Divestiture
Loss on divestiture of businesses consists of loss on the sale of a business during the year ended December 31, 2023.
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

Results of Operations
The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue	$309,204	$298,542	$267,116
Costs and expenses:
Partner Share and other third-party costs	150,578	155,507	141,273
Delivery costs	28,248	30,403	22,503
Sales and marketing expense	57,425	74,745	65,996
Research and development expense	51,352	54,435	38,104
General and administrative expense	58,810	81,446	66,222
Acquisition, integration and divestiture (benefits) costs	(6,313)	(2,874)	24,372
Change in fair value of contingent consideration	1,246	(128,174)	1,374
Impairment of goodwill and intangible assets	70,518	453,288	—
Loss on divestiture	6,550	—	—
Depreciation and amortization expense	26,460	37,544	29,871
Total costs and expenses	444,874	756,320	389,715
Operating loss	(135,670)	(457,778)	(122,599)
Other income (expense):
Interest expense, net	(2,336)	(2,556)	(12,563)
Foreign currency gain (loss)	3,304	(6,376)	(1,267)
Total other income (expense)	968	(8,932)	(13,830)
Loss before income taxes	(134,702)	(466,710)	(136,429)
Income tax benefit	—	1,446	7,864
Net Loss	$(134,702)	$(465,264)	$(128,565)
Comparison of Years Ended December 31, 2023 and 2022
In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Revenue

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Billings	$453,426	$442,477	$10,949	2%
Consumer Incentives	144,222	143,935	287	—
Revenue	$309,204	$298,542	$10,662	4%
% of billings	68%	67%
The $10.7 million increase in revenue during 2023 compared to 2022 was comprised of a $10.9 million increase in billings, offset by a $0.3 million increase in Consumer Incentives. During 2023, our Consumer Incentives grew at a lower rate than billings, due changes in FI partner mix and pricing, as well as a one-time benefit of $2.2 million related to rewards in a prior period.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Total Partner Share and other third-party costs	$150,578	$155,507	$(4,929)	(3)%
% of Revenue	49%	52%
Partner Share and other third-party costs decreased by $4.9 million during 2023 compared to 2022. In 2023, we recognized $1.3 million of our expected minimum Partner Share commitment shortfall compared to $3.2 million in 2022. The balance in Partner Share and other third-party costs decreased by $3.0 million during 2023 compared to 2022 due to negotiated terms with FI share partners.
Delivery Costs

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Delivery costs excluding stock-based compensation expense and restructuring and reduction of force	$25,821	$25,860	$(39)	—%
Plus:
Stock-based compensation expense	2,427	2,682	(255)	(10)
Restructuring and reduction of force	—	1,861	(1,861)	(100)
Total delivery costs	$28,248	$30,403	$(2,155)	(7)%
% of Revenue	9%	10%
Delivery costs decreased by $2.2 million during 2023 compared to the 2022. Delivery costs expense excluding stock-based compensation and restructuring and reduction of force decreased by less than $0.1 million during 2023 compared to 2022, due to a $3.9 million decrease in headcount, offset by a $3.9 million increase in hosting costs related to migrating certain data and applications to a cloud computing environment.
Sales and Marketing Expense

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Sales and marketing expense excluding stock-based compensation expense and restructuring and reduction of force	$44,803	$60,671	$(15,868)	(26)%
Plus:
Stock-based compensation expense	12,624	11,935	689	6
Restructuring and reduction of force	(2)	2,139	(2,141)	(100)
Total sales and marketing expense	$57,425	$74,745	$(17,320)	(23)%
% of Revenue	25%	25%
Sales and marketing expense decreased by $17.3 million during 2023 compared to 2022. Sales and marketing expense excluding stock-based compensation and restructuring and reduction of force decreased by $15.9 million primarily due to a $10.7 million decrease in headcount, a $2.4 million decrease in marketing events, a $1.8 million decrease in professional fees, a $0.5 million decrease in facility expense, a $0.3 million decrease in software licensing costs and a $0.2 million decrease in travel expenses.

Research and Development Expense

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Research and development expense excluding stock-based compensation expense and restructuring and reduction of force	$34,960	$39,573	$(4,613)	(12)%
Plus:
Stock-based compensation expense	16,392	13,262	3,130	24
Restructuring and reduction of force	—	1,600	(1,600)	(100)
Total research and development expense	$51,352	$54,435	$(3,083)	(6)%
% of Revenue	17%	18%
Research and development expense decreased by $3.1 million during 2023 compared to 2022. Research and development expense excluding stock-based compensation and restructuring and reduction of force decreased by $4.6 million primarily due to a $5.9 million decrease in headcount, a $1.5 million increase in capital development and a $0.5 million tax benefit, partially offset by a $2.4 million increase in non staff software licensing and data storage costs related to operations and a $0.9 million increase in professional fees.
General and Administrative Expense

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
General and administrative expense excluding stock-based compensation expense and restructuring and reduction of force	$49,273	$62,168	$(12,895)	(21)%
Plus:
Stock-based compensation expense	9,537	16,807	(7,270)	(43)
Restructuring and reduction of force	—	2,471	(2,471)	(100)
Total general and administrative expense	$58,810	$81,446	$(22,636)	(28)%
% of Revenue	19%	27%
General and administrative expense decreased by $22.6 million during 2023 compared to 2022. General and administrative expense excluding stock-based compensation and restructuring and reduction of force decreased by $12.9 million primarily due to a $4.0 million decrease in software licensing costs, a $4.0 million decrease in headcount, a $1.0 million reduction in professional fees, a $0.8 million tax benefit, a $0.7 million reduction in bad debt, a $0.7 million reduction in other administrative expense, a $0.5 million reduction in training expenses and a $0.5 million reduction in marketing events, partially offset by a $0.7 million increase in our insurance premiums.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (dollars in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Delivery costs	$2,427	$2,682	$(255)	(10)%
Sales and marketing expense	12,624	11,935	689	6
Research and development expense	16,392	13,262	3,130	24
General and administrative expense	9,537	16,807	(7,270)	(43)
Total stock-based compensation expense	$40,980	$44,686	$(3,706)	(8)%
% of Revenue	13%	15%

Stock-based compensation expense decreased by $3.7 million during 2023 compared to 2022 primarily driven by the reversal of the 2021 PSUs and higher forfeitures related to executive departures that occurred in 2023. In 2022, we recorded a benefit related to the reversal of the 2020 PSUs. We believe that both the 2020 PSUs and 2021 PSUs are no longer likely to vest. Refer to Note 10—Stock-based Compensation to our consolidated financial statements for additional information regarding the change in stock compensation expense.
Acquisition, integration and divestiture benefits

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Acquisition, integration and divestiture (benefits)	$(6,313)	(2,874)	$(3,439)	120%
% of Revenue	(2)%	(1)%
Acquisition and integration benefits increased by $3.4 million during 2023 compared to 2022. During 2023, we incurred a $6.8 million benefit due to a reduction of brokerage fee related to the reduction of our estimate of contingent consideration related to the First Anniversary Payment Amount to Bridg, partially offset by a $0.5 million expense due to the divestiture of Entertainment. During 2022 we recognized a $2.9 million benefit primarily due to a reduction of brokerage fee related to the reduction of our estimate of contingent consideration related to the First Anniversary Payment Amount to Bridg, partially offset by $0.1 million of expense incurred by the acquisition of Entertainment. Refer to Note 4—Business Combinations to our consolidated financial statements for additional information regarding these acquisitions.

Change in fair value of contingent consideration

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Change in fair value of contingent consideration	$1,246	$(128,174)	$129,420	(101)%
% of Revenue	—%	(43)%
During 2023 and 2022, we recognized a $1.2 million loss and $128.2 million gain, respectively, in the fair value of contingent consideration due to the change in value owed to the former Bridg shareholders. Refer to Note 12—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
Impairment of goodwill and intangible assets

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Impairment of goodwill and intangible assets	$70,518	$453,288	$(382,770)	(84)%
% of Revenue	23%	152%
During 2023, we recognized $70.5 million of impairment of goodwill and intangible assets related to the Bridg platform. During 2022, we recognized $453.3 million of impairment of goodwill and intangible assets related to the Cardlytics and Bridg platforms. The impairment of goodwill and intangible assets resulted from a continued slowdown in the economy, decreased consumer spend, and a sustained decline in our stock price. Refer to Note 5—Goodwill and Acquired Intangibles to our condensed consolidated financial statements for additional information regarding the goodwill impairment.

Loss on divestiture

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Loss on divestiture	$6,550	$—	$6,550	n/a
% of Revenue	2%	n/a
On December 7, 2023 we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment. The resulting loss on sale of $6.6 million is recorded within "Loss on divestiture" within the statement of operations. Refer to Note 4—Business Combinations to our condensed consolidated financial statements for additional information regarding the loss on divestiture.
Depreciation and Amortization Expense

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Depreciation and amortization expense	$26,460	$37,544	$(11,084)	(30)%
% of Revenue	9%	13%
Depreciation and amortization expense decreased by $11.1 million during 2023 compared to 2022, primarily due to our impairment of intangible assets in the fourth quarter of 2023.
Interest Expense, Net

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Interest expense	$(6,183)	$(3,994)	$(2,189)	55%
Interest income	3,847	1,438	2,409	168
Interest expense, net	$(2,336)	$(2,556)	$220	(9)%
% of Revenue	(1)%	(1)%
Interest expense, net decreased by $0.2 million during 2023 compared to 2022 primarily as a result of an increase in interest income, which is driven by higher interest rates on our money market and direct deposits account, and partially offset by additional interest expense resulting from the borrowing of $30.0 million against our 2018 Line of Credit during the year ended December 31, 2023.
Foreign Currency Gain (Loss)

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Foreign currency gain (loss)	$3,304	$(6,376)	$9,680	(152)%
% of Revenue	1%	(2)%
Foreign currency gain (loss) was $3.3 million during 2023 compared to foreign currency loss of $6.4 million during 2022, primarily due to the decrease in the value of the British pound relative to the U.S. dollar.

Income Tax Benefit

	Year Ended December 31,		Change
in thousands	2023	2022	$	%
Income tax benefit	$—	$1,446	$(1,446)	(100)%
% of Revenue	—%	—%
Income tax benefit was $1.4 million during 2022 due to the release of a portion of our valuation allowance in connection with deferred tax liabilities arising from our acquisitions of Dosh and Bridg. There was no income tax benefit in 2023.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, restricted cash, working capital, accounts receivable and contract assets, net and unused available borrowings (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$91,830	$121,905
Restricted cash	—	80
Working capital(1)	52,779	1,098
Accounts receivable and contract assets, net	120,622	115,609
Unused available borrowings	16,688	60,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. A significant majority of our cash and cash equivalents are held in fully FDIC-insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions. Although the Company deposits cash with high credit-quality financial institutions, its deposits, at times, may exceed federally insured limits. The Company believes no significant concentration risk exists with respect to its cash or cash equivalents. As of December 31, 2023, our demand deposit accounts earned an approximately 5.0% annual rate of interest. As of December 31, 2023, we had $3.4 million in cash and cash equivalents in the U.K. Our U.K. cash balances are denominated in British pounds and as a result, may fluctuate based on changes in the exchange rate. Refer to Item 7A. Qualitative and Quantitative Disclosures About Market Risk for additional information about our foreign currency exchange risk. While our investment in our operations in the U.K. is not considered indefinitely invested, we do not plan to repatriate these funds.
Through December 31, 2023, we have incurred accumulated net losses of $1,111.3 million since inception, including net losses of $134.7 million, $465.3 million and $128.6 million during 2023, 2022 and 2021, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.
As part of our acquisition of Bridg, Inc. ("Bridg") and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the "Merger Agreement"), we agreed to make two earnout payments – the First Anniversary Payment Amount and the Second Anniversary Payment Amount – based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively.
As of December 31, 2023, we had paid the First Anniversary Payment Amount consisting of $50.1 million of cash and 2,740,418 shares of our common stock to the Stockholder Representative, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.

On January 25, 2024, we entered into the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement, we paid the Stockholder Representative $20 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. The remaining cash payments related to the Settlement Agreement will be paid in two tranches, with $3.0 million to be paid by January 31, 2025 and $2.0 million to be paid by June 30, 2025. Refer to Note 13—Commitments and Contingencies for further information about the Bridg acquisition and related contingent consideration.
Our other future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, our merger and acquisition efforts, the continued expansion of sales and marketing activities, the enhancement of our platforms, the introduction of new solutions and the continued market acceptance of our solutions. We expect to continue to incur operating losses for the foreseeable future and may require additional capital resources to continue to grow our business. We believe that current cash and cash equivalents will be sufficient to fund our operations and capital requirements for at least the next 12 months following the date our consolidated financial statements were issued and in the long-term. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be materially and adversely impacted. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.
Sources of Material Cash Requirements
The following table summarizes our material cash requirements for future periods (in thousands):

	Material Cash Requirements Due by the Year Ended December 31,
	2024	2025 - 2026	2027 - 2029	Thereafter	Total
Convertible senior notes(1)	$2,300	$260,096	$—	$—	$262,396
Finance leases(2)	39	50	—	—	89
Operating leases(3)	2,225	3,531	1,170	3,394	10,320
Cash portion of contingent consideration(4)	5,000	—	—	—	5,000
Partner share commitments(5)	3,300	—	—	—	3,300
Purchase obligations(6)	29,716	38,768	—	—	68,484
Total	$42,580	$302,445	$1,170	$3,394	$349,589
(1)Convertible senior notes were issued on September 22, 2020 and have an aggregate principal amount of $230.0 million bearing interest of 1.00%.
(2)Finance leases represent principal and interest payments.
(3)Operating lease obligations represent future minimum lease payments under our non-cancelable operating leases with an initial term in excess of one year.
(4)On January 25, 2024, we entered into the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. This amount represents the remaining portion to be paid out according to the terms of the Settlement Agreement, inclusive of broker fees and transaction bonuses.
(5)We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023 and resulted in an accrual of $4.5 million for the Partner Share shortfall as of that date. The Partner Share shortfall is included within Partner Share liability on our condensed consolidated balance sheet. As of December 31, 2023, we paid our shortfall of $1.2 million and will pay the remaining installments on a quarterly basis over the next three quarters. During the years ended December 31, 2023 and 2022, we recognized $1.3 million and $3.2 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statements of operations.
(6)Purchase obligations include all legally binding contracts such as hardware, software, licenses and service contracts. Purchase orders that are not binding agreements are excluded from the table above.
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

2018 Loan Facility
On April 29, 2022, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024, and further stated that if we had positive Adjusted EBITDA by December 31, 2023, we could extend the maturity date of the loan to April 29, 2025. Additionally with this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of Adjusted Contribution and a minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. On November 29, 2022, we amended our 2018 Loan Facility to modify the eligible account receivable to exclude U.K. accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of Adjusted Contribution. On February 16, 2023, we amended our 2018 Loan Facility to remove and replace the former Adjusted Contribution covenant with a requirement to maintain a minimum level of Adjusted EBITDA. On May 3, 2023, we amended our 2018 Loan Facility to modify the covenants related to the maximum amount of cash we are allowed to pay for the First Anniversary Payment Amount and Second Anniversary Payment Amount under the Merger Agreement. On February 9, 2024, we amended our 2018 Loan Facility to increase the ability to borrow up to 75% of the amount of our eligible accounts receivable, adjusted the required minimum level of Adjusted EBITDA and increased the interest rate to the prime rate plus 0.25%. We also confirmed the extension of the maturity date of the loan to April 29, 2025 based on our positive Adjusted EBITDA result.
As of December 31, 2023, interest on advances under the 2018 Line of Credit bore an interest rate equal to the prime rate of 8.50%. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the $60.0 million revolving commitment, which remains unchanged in the most recent amendment.
The 2018 Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that prohibit mergers, acquisitions, dispositions of assets, inccurrence of indebtedness, encumbrances on our assets and the payment or declaration of dividends, in each case subject to specified exceptions.
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
During the year ended December 31, 2023, we borrowed $30.0 million against our 2018 Line of Credit. Interest on advances bears an interest rate equal to the prime rate of 8.50% as of December 31, 2023. During the year ended December 31, 2023, we incurred approximately $2.1 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of December 31, 2023, we had $16.7 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of December 31, 2023.
Uses of Funds
Our collection cycles can vary from period to period based on the payment practices of our marketers and their agencies. We are generally obligated to pay Consumer Incentives between one and four months following redemption, regardless of whether we have collected payment from a marketer or its agency. We are generally obligated to pay our FI partners' Partner Share by the end of the month following our collection of payment from the applicable marketer or its agency. As a result, timing of cash receipts from our marketers can significantly impact our operating cash flows for any period. Further, the timing of payment of commitments and implementation fees to our FI partners may also result in variability of our operating cash flows for any period.
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

Historical Cash Flows
In this section, we discuss the activity of our cash flows for the year ended December 31, 2023 and the year ended December 31, 2022. For a discussion of the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$121,985	$233,562
Net cash used in operating activities	(185)	(53,904)
Net cash used in investing activities	(10,062)	(15,760)
Net cash used in financing activities	(20,026)	(39,987)
Effect of exchange rates on cash, cash equivalents and restricted cash	118	(1,926)
Cash, cash equivalents and restricted cash at end of period	$91,830	$121,985
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
Operating activities used $0.2 million of cash in 2023, which reflected our net loss of $134.7 million, $148.0 million of which were non-cash charges, and a $13.5 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense (including the amortization of acquired intangible assets) impairment of goodwill and intangible assets, amortization of right-of-use assets, changes in the fair value of our contingent consideration, and credit loss expense. The change in our net operating assets and liabilities was primarily due to a $7.7 million increase in accounts receivable and contract assets, a $7.5 million decrease in other accrued expenses, and a $1.4 million decrease in our Consumer Incentive liability, partially offset by a $2.5 million decrease in prepaid expense and other assets and a $0.4 million increase in Partner Share liability.
Operating activities used $53.9 million of cash in 2022, which reflected our net loss of $465.3 million, $422.7 million of which were non-cash charges, and a $11.3 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense (including the amortization of acquired intangible assets) impairment of goodwill and intangible assets, amortization of right-of-use assets, changes in the fair value of our contingent consideration, credit loss expense and income tax benefit. The change in our net operating assets and liabilities was primarily due to a $4.5 million increase in accounts receivable and contract assets, a $9.5 million decrease in other accrued expenses and a $1.7 million decrease in Partner Share liability, partially offset by a $1.4 million increase in our Consumer Incentive liability.
Investing Activities
Our cash flows used in investing activities are primarily driven by our investments in, and purchases of, property and equipment and costs to develop internal-use software. We expect that we will continue to use cash for investing activities as we continue to invest in and grow our business.
Investing activities used cash totaling $10.1 million and $15.8 million, in 2023 and 2022, respectively. Our investing cash outflows during these periods primarily consisted of funds used for the purchases of technology hardware and costs to develop internal-use software. Additionally, in 2023, we had cash inflows of $2.3 million related to proceeds from divestitures, net of cash divested and in 2022, we had cash outflows of $2.3 million related to business acquisitions, net of cash acquired. Refer to Note 4—Business Combinations to our consolidated financial statements for additional disclosures related to our acquisitions and divestitures.

Financing Activities
Our cash flows used in financing activities have primarily been composed of contingent consideration payments to Bridg, repurchasing shares of our common stock, offset by borrowings and repayments under our debt facilities, proceeds from the issuance of common stock and payments for costs related to debt issuances and equity offerings.
Financing activities used $20.0 million in cash in 2023, consisting of $50.1 million paid for the First Anniversary Payment, partially offset by $30.0 million borrowed under our 2018 Line of Credit. Financing activities used $40.0 million in cash in 2022, consisting of $40.0 million used to repurchase shares of our common stock.
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
We performed our annual impairment test as of October 1, 2023 and determined that the carrying value of the Bridg platform exceeded its fair value, and accordingly, we recognized goodwill impairment of $70.5 million. The significant judgments in the discounted cash flow analysis for our Bridg platform included the selected discount rate and forecasts of future revenues and cash flows
We performed a quantitative assessment for goodwill in our Cardlytics platform in the U.S. reporting unit and our Bridg platform reporting unit at June 30, 2022, which resulted in a goodwill impairment of $83.1 million recorded to our Bridg platform reporting unit. We performed our annual impairment test as of October 1, 2022, which resulted in goodwill impairment of $313.1 million recorded between our Cardlytics platform in the U.S. and our Bridg platform reporting units. We utilized a discounted cash flow method under the income approach, and to a lesser extent the market approach to value our reporting units. The significant judgments in the discounted cash flow analysis for both our Cardlytics platform in the U.S. and our Bridg platform included the selected discount rate and forecasts of future revenues and cash flows. See Note 5—Goodwill and Acquired Intangibles in our consolidated financial statements for additional information.
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
Income Taxes
Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry-forwards. Valuation allowances are provided when we determine that it is more likely than not that all of, or a portion of, deferred tax assets will not be utilized in the future.
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
Interest Rate Risk
The interest rate under the 2018 Line of Credit is variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 8.50%. As of December 31, 2023, the prime rate was 8.50% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum borrowable amount under the 2018 Line of Credit were outstanding for an entire year. The interest rate on the Notes is fixed at 1.00%. Refer to Note 9—Debt and Financing Arrangements to our consolidated financial statements for additional disclosures related to our debt.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during 2023, 2022 and 2021, our revenue would have decreased by $1.8 million, 2.3 million and 2.1 million, respectively. The overall impact to net loss would be partially mitigated by decreases in operating expense of $0.5 million, $1.1 million and $1.0 million in 2023, 2022 and 2021, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARDLYTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Cardlytics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardlytics, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill – Certain Reporting Units – Refer to Note 2 and Note 5 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair values of its reporting units, including the Cardlytics platform in the U.S. reporting unit and the Bridg platform reporting unit, to their respective carrying values as October 1, 2023. The Company used a combination of valuation methodologies including the income approach, and to a lesser extent the market approach, to estimate fair value at each reporting date. The Company utilizes discounted cash flow models to perform its income approach, which requires management to make significant judgments related to discount rates and forecasts of future revenues and cash flows. Changes in these assumptions could have a significant impact on either the fair values of the reporting units, the amount of any goodwill impairment charge, or both.
The Company performed its annual goodwill impairment assessment as of October 1, 2023. As a result of the continued slowdown in the global economy and decreased consumer spend, which resulted in further declines in the Company’s stock price, the Company recognized a goodwill impairment charge of $70.5 million for the Bridg platform reporting unit, as the fair value of the reporting unit was determined to be less than its carrying value. No impairment charge was recorded for the Cardlytics platform in the U.S. reporting unit. The consolidated goodwill balance was $277.2 million as of December 31, 2023, of which $159.4 million was allocated to the Cardlytics platform in the U.S. reporting unit, and $117.8 million was allocated to the Bridg platform reporting unit.
We identified valuation of goodwill for the Cardlytics platform in the U.S. reporting unit and the Bridg platform reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair values of this specific reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenues and cash flows for the Cardlytics platform in the U.S. reporting unit and the Bridg platform reporting unit.
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
March 14, 2024

We have served as the Company’s auditor since 2012.

CARDLYTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$91,830	$121,905
Restricted cash	—	80
Accounts receivable and contract assets, net	120,622	115,609
Other receivables	5,379	4,470
Prepaid expenses and other assets	6,097	7,978
Total current assets	223,928	250,042
Long-term assets:
Property and equipment, net	3,323	5,916
Right-of-use assets under operating leases, net	7,310	6,571
Intangible assets, net	35,003	53,475
Goodwill	277,202	352,721
Capitalized software development costs, net	24,643	19,925
Other long-term assets, net	2,735	2,586
Total assets	$574,144	$691,236
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,425	$3,765
Accrued liabilities:
Accrued compensation	11,662	10,486
Accrued expenses	9,587	21,335
Partner Share liability	48,867	48,593
Consumer Incentive liability	52,678	53,983
Deferred revenue	2,405	1,751
Current operating lease liabilities	2,127	4,910
Current contingent consideration	39,398	104,121
Total current liabilities	171,149	248,944
Long-term liabilities:
Convertible senior notes, net	227,504	226,047
Long-term debt	30,073	—
Long-term deferred revenue	67	334
Long-term operating lease liabilities	6,391	4,306
Long-term contingent consideration	4,162	—
Total liabilities	439,346	479,631
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 39,728 and 33,477 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	1,243,594	1,182,568
Accumulated other comprehensive income	2,467	5,598
Accumulated deficit	(1,111,272)	(976,570)
Total stockholders’ equity	134,798	211,605
Total liabilities and stockholders’ equity	$574,144	$691,236
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$309,204	$298,542	$267,116
Costs and expenses:
Partner Share and other third-party costs	150,578	155,507	141,273
Delivery costs	28,248	30,403	22,503
Sales and marketing expense	57,425	74,745	65,996
Research and development expense	51,352	54,435	38,104
General and administration expense	58,810	81,446	66,222
Acquisition, integration and divestiture (benefits) costs	(6,313)	(2,874)	24,372
Change in fair value of contingent consideration	1,246	(128,174)	1,374
Impairment of goodwill and intangible assets	70,518	453,288	—
Loss on divestiture	6,550	—	—
Depreciation and amortization expense	26,460	37,544	29,871
Total costs and expenses	444,874	756,320	389,715
Operating loss	(135,670)	(457,778)	(122,599)
Other income (expense):
Interest expense, net	(2,336)	(2,556)	(12,563)
Foreign currency gain (loss)	3,304	(6,376)	(1,267)
Total other income (expense)	968	(8,932)	(13,830)
Loss before income taxes	(134,702)	(466,710)	(136,429)
Income tax benefit	—	1,446	7,864
Net Loss	(134,702)	(465,264)	(128,565)
Net Loss attributable to common stockholders	$(134,702)	$(465,264)	$(128,565)
Net loss per share attributable to common stockholders, basic and diluted	$(3.69)	$(13.92)	$(3.99)
Weighted-average common shares outstanding, basic and diluted	36,488	33,419	32,202
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net Loss	$(134,702)	$(465,264)	$(128,565)
Other comprehensive loss:
Foreign currency translation adjustments	(3,131)	5,112	678
Total Comprehensive Loss	$(137,833)	$(460,152)	$(127,887)
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

Year Ended December 31, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
Exercise of common stock options	10	—	54	—	—	54
Stock-based compensation	—	—	43,466	—	—	43,466
Issuance of restricted stock	2,930	—	—	—	—	—
Issuance of common stock	2,755	—	15,171	—	—	15,171
Issuance of common stock under the ESPP	556	—	2,335	—	—	2,335
Other comprehensive income	—	—	—	(3,131)	—	(3,131)
Net loss	—	—	—	—	(134,702)	(134,702)
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798

Year Ended December 31, 2022:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2021	33,534	$9	$1,212,823	$486	$(522,618)	$690,700
Cumulative effect upon adoption of ASU	—	—	(51,417)	—	11,312	(40,105)
Exercise of common stock options	23	—	418	—	—	418
Stock-based compensation	—	—	46,810	—	—	46,810
Issuance of restricted stock	986	—	—	—	—	—
Common stock to be issued for the acquisition of Entertainment	173	—	11,937	—	—	11,937
Issuance of common stock under the ESPP	167	—	1,997	—	—	1,997
Repurchase and cancellation of common stock	(1,406)	—	(40,000)	—	—	(40,000)
Other comprehensive loss	—	—	—	5,112	—	5,112
Net loss	—	—	—	—	(465,264)	(465,264)
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

Year Ended December 31, 2021:

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
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net Loss	$(134,702)	$(465,264)	$(128,565)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Credit loss expense	1,704	2,399	1,702
Depreciation and amortization	26,460	37,544	29,871
Amortization of financing costs charged to interest expense	1,648	1,595	968
Amortization of right-of-use asset	3,055	6,196	5,783
Impairment of goodwill and intangible assets	70,518	453,288	—
Loss on divestiture	6,550	—	—
Accretion of debt discount and non-cash interest expense	—	—	9,513
Stock-based compensation expense	40,980	44,686	50,264
Change in fair value of contingent consideration	1,246	(128,174)	1,374
Other non-cash (income) expense, net	(4,170)	6,589	1,343
Deferred implementation costs	—	—	3,785
Income tax benefit	—	(1,446)	(7,864)
Change in operating assets and liabilities:
Accounts receivable and contracts assets, net	(7,725)	(4,546)	(27,936)
Prepaid expenses and other assets	2,492	535	(1,466)
Accounts payable	239	(893)	1,260
Other accrued expenses	(7,492)	(9,516)	(905)
Partner Share liability	405	1,721	9,139
Customer Incentive liability	(1,393)	1,382	13,211
Net cash used in operating activities	(185)	(53,904)	(38,523)
Investing activities
Acquisition of property and equipment	(667)	(1,171)	(3,108)
Acquisition of patents	—	(175)	(133)
Capitalized software development costs	(11,725)	(12,140)	(9,323)
Business acquisitions, net of cash acquired	—	(2,274)	(494,131)
Proceeds from divestitures, net of cash divested	2,330	—	—
Net cash used in investing activities	(10,062)	(15,760)	(506,695)
Financing activities
Proceeds from issuance of debt	30,000	—	—
Principal payments of debt	(31)	(35)	—
Proceeds from issuance of common stock	55	379	486,388
Settlement of contingent consideration	(50,050)	—	—
Repurchase of common stock	—	(40,000)	—
Deferred equity issuance costs	—	(157)	(190)
Debt issuance costs	—	(174)	(200)
Net cash (used in) received from financing activities	(20,026)	(39,987)	485,998
Effect of exchange rates on cash, cash equivalents and restricted cash	118	(1,926)	(567)
Net decrease in cash, cash equivalents and restricted cash	(30,155)	(111,577)	(59,787)
Cash, cash equivalents, and restricted cash — Beginning of period	121,985	233,562	293,349
Cash, cash equivalents, and restricted cash — End of period	$91,830	$121,985	$233,562

See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$91,830	$121,905	$233,467
Restricted cash	—	80	95
Total cash, cash equivalents and restricted cash — End of period	$91,830	$121,985	$233,562

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$4,240	$2,381	$2,328
Amounts accrued for property and equipment	$579	$67	$267
Amounts accrued for capitalized software development costs	$40	$155	$253

See notes to the consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    NATURE OF OPERATIONS
Cardlytics, Inc. ("we," "our," "us," the "Company," or "Cardlytics") is a Delaware corporation and was formed on June 26, 2008. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which includes online, mobile applications, email and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale data, including product-level purchase data, to enable marketers, in a privacy-protective manner, to perform analytics and targeted loyalty marketing and to measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are merchants that provide us with access to their point-of-sale data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale, and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, grocery and gas. Using our purchase intelligence, we present customers with offers to save money at a time when they are thinking of their finances.
We also operate through (1) Dosh Holdings, LLC, a wholly owned and operated subsidiary in the United States and (2) Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales.
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
Divestitures and Acquisitions
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment. The resulting loss on sale of $6.6 million is recorded within "Loss on divestiture" within the consolidated statements of operations. On January 7, 2022, we purchased Entertainment for $13.0 million in equity at an agreed-upon price of $66.52 per share, subject to $1.1 million of fair value adjustments based upon the close date, and $2.3 million in cash, subject to $0.4 million of adjustments, for an acquisition date fair value of $14.6 million.
On May 5, 2021, we completed the acquisition of Bridg, Inc. ("Bridg") for purchase consideration of $578.9 million. The purchase consideration consisted of a $350.0 million cash purchase price, subject to $2.8 million of adjustments and escrows, and contingent consideration with an initial fair value of $230.9 million related to additional potential future payments.
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
Contingent Consideration for the Acquisition of Bridg
As part of our acquisition of Bridg and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the "Merger Agreement"), we agreed to make two earnout payments: the First Anniversary Payment Amount and the Second Anniversary Payment Amount, based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively.
As of December 31, 2023, we had paid the First Anniversary Payment consisting of $50.1 million of cash and 2,740,418 shares of our common stock to the Stockholder Representative, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.

On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20 million in cash on January 26, 2024 and we issued 3.6 million shares of our common stock on February 1, 2024. The remaining cash payments related to the Settlement Agreement will be paid in two tranches with $3.0 million to be paid by January 31, 2025 and $2.0 million to be paid by June 30, 2025, which is presented in our consolidated balance sheet as long-term contingent consideration. Refer to Note 12—Fair Value Measurements and Note 13—Commitments and Contingencies for further information about the Bridg acquisition and related contingent consideration.
2.     SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets of Dosh and Bridg, valuation of contingent consideration for Bridg, valuation of long-lived assets, goodwill valuation, income tax including valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates
Restructuring and Reduction of Force
As a part of our integration efforts with our acquired companies, we continued to evaluate the optimal structure of the combined organization. As a result, during 2022, we initiated a strategic reduction of our workforce in our U.S., U.K., and India operations, including the planned closure of our Indian office. We also began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. As part of these initiatives, we recognized severance and medical benefit costs of $8.1 million. These charges are reflected on our condensed consolidated statements of operations as follows: $1.9 million in delivery costs, $2.1 million in sales and marketing expense, $1.6 million in research and development expense and $2.5 million in general and administrative expense. We recognize these costs when the extent of our actions are determined and the costs can be estimated. We closed our India office as of December 31, 2022. As of December 31, 2022, the remaining costs that have been incurred related to our restructuring and reduction of force but not yet paid were $2.4 million. These fees were paid in full in 2023.
During the year ended December 31, 2021, we recognized $1.2 million in severance and medical benefits related to our acquisitions. These charges are reflected on our consolidated statements of operations within acquisition and integration costs. Additionally, during the year ended December 31, 2021, we recognized $0.8 million of severance and medical benefits charges related to internal restructuring. These charges are reflected on our consolidated statements of operations as follows: $0.1 million in delivery costs, $0.4 million in sales and marketing expense, and $0.3 million in research and development expense. We recognize these costs when the extent of our actions is determined and the costs can be estimated.
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
We are also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the accompanying consolidated statements of operations. We recorded a foreign currency gain totaling $3.3 million in 2023 and a loss totaling $6.4 million and $1.3 million in 2022 and 2021, respectively.

Partner Share and Other Third-Party Costs
We generally pay our partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to our partners' customers and certain third-party data costs ("Partner Share"). Partner Share and other third-party costs consist primarily of the Partner Share that we pay our partners, media and data costs, and deferred implementation costs incurred pursuant to our agreements with certain partners. To the extent that we use a specific partners' customer's anonymized purchase data in the delivery of our solutions, we generally pay the applicable partner a Partner Share calculated based on the relative contribution of the data provided by the partner to the overall delivery of the services. We expect that our Partner Share and other third-party costs will increase in absolute dollars as a result of our revenue growth.
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
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the changes in inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, the Russia-Ukraine war and the Middle East conflict have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on advertising, which may impact our business and our customers’ businesses.
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
Acquired Intangible Assets and Goodwill
Acquired intangible assets consist of identifiable intangible assets resulting from our business acquisition. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. The impairment analysis involves determining whether the estimated fair value of each intangible asset exceeds its carrying amount. If the fair value of the intangible asset exceeds its carrying amount, then the asset is not impaired. However, if the carrying amount exceeds the fair value of the asset, the amount of impairment would equal the excess carrying value. We evaluate the recoverability of our finite-lived intangible assets and other long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. During the year ended December 31, 2023, we reduced our intangible asset balance by $4.9 million related to the divestiture of Entertainment. During the year ended December 31, 2022, we recorded an intangible asset impairment of $56.4 million. Refer to Note 5—Goodwill and Acquired Intangibles for additional information.

Goodwill represents the purchase consideration of an acquired business that exceeds the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment by reporting unit annually in the fourth quarter, specifically October 1, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. During the year ended December 31, 2023, we recorded impairment charges of $70.5 million. We also reduced our goodwill balance by $5.0 million related to the divestiture of Entertainment. During the year ended December 31, 2022, we recorded impairment charges of $396.2 million. No impairment charges were recorded during 2021. The decline in the fair values of the Bridg platform reporting unit below its carrying values at October 1, 2023 and 2022 and June 30, 2022 and the Cardlytics platform in the U.S below its carrying value at October 1, 2022 resulted from a continued slowdown in the economy and decreased consumer spend, and a sustained decline in our stock price. Refer to Note 5—Goodwill and Acquired Intangibles for additional information.
Revenue Recognition
We determine revenue recognition through the following steps:
•identification of a contract with a customer;
•identification of the performance obligation(s) in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligation(s) in the contract; and
•recognition of revenue when or as the performance obligation(s) are satisfied.
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
Subsequent to a qualifying purchase, the associated fees are generally not subject to refund or adjustment unless the fees from the marketing campaign exceed a contractual maximum (marketer budget). We have not constrained our revenue because adjustments have historically been immaterial and given the short duration of our marketing campaigns, any adjustments are recognized during the period of the marketing campaign. We recognize revenue for the Cardlytics platform fees over time using the right to invoice practical expedient because the amount billed is equal to the value delivered to marketers through qualified purchases by our FI partners' customers during that period.
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
For contracts that contain multiple performance obligations, which include combinations of subscriptions to our cloud-based services and related professional services, we account for each individual service as a separate performance obligation if they are distinct. The service is distinct if the service is separately identifiable from other items in the arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised services are accounted for as a combined performance obligation.
The fee is determined based on the consideration to which we will be entitled in exchange for transferring products or services to the customer. We include any fixed charges within our contracts as part of the total transaction price. To the extent that variable consideration is not constrained, we include an estimate of the variable amount, as appropriate, within the total transaction price and update its assumptions over the duration of the contract. As a practical expedient, we do not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of services is expected to be one year or less.
Many of our contracts with customers contain some component of variable fee; however, the constraint will generally not result in a reduction in the estimated transaction price for most forms of variable consideration. We may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted.

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
The following table presents changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$1,808	$1,327	$587
Credit loss expense	1,704	2,399	1,702
Write-offs, net of recoveries	(1,273)	(1,918)	(962)
Ending balance	$2,239	$1,808	$1,327
Unbilled receivables were $0.2 million, $1.6 million and $2.2 million, as of December 31, 2023, 2022 and 2021, respectively. An unbilled receivable represents revenue earned and recognized from customer activity that was not billed prior to the end of the reporting period. Unbilled receivables are included in accounts receivable and contract assets, net on our consolidated balance sheets.
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
Other Intangible Assets
Intangible assets, excluding those acquired from our business combinations, are recorded at cost and consist of costs incurred for software patent applications. As of December 31, 2023, we had sixteen issued patents relating to our software. We received approval for four patents in 2013, one patent in 2018, three patents in 2021, five patent in 2022 and three patents in 2023 and began amortizing the costs of obtaining these patents over the estimated remaining lives of the patents. If a patent application is rejected or if we abandon efforts to obtain a new patent, all deferred patent costs are expensed immediately. Deferred patent costs related to patents for which we have not yet obtained approval totaled $0.1 million and $0.1 million as of December 31, 2023 and 2022, respectively. In connection with our annual goodwill and intangible asset impairment assessment in the fourth quarter of 2022, we recorded an impairment of $0.7 million related to our software patent applications, which is included in the impairment of goodwill and intangible assets line item in the consolidated statements of operations. Based on deferred patent costs as of December 31, 2023, the related amortization expense will be less than $0.1 million in each of the next five years.

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
During 2023, 2022 and 2021, we capitalized development costs for improvements to our platforms, including our Ads Manager and Ad Server, totaling $14.6 million, $12.8 million and $10.1 million, respectively.
Capitalized software development costs are as follows (in thousands):

	December 31,
	2023	2022
Capitalized software development costs, gross	$46,373	$32,895
Less accumulated amortization	(21,730)	(12,970)
Capitalized software development costs, net	$24,643	$19,925
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
As described in Note 9—Debt and Financing Arrangements, on September 22, 2020, we issued the Notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025, including the exercise in full of the initial purchasers’ option to purchase up to an additional $30.0 million principal amount of the Notes. The net proceeds from this offering were $222.7 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. In accounting for the $7.3 million issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative fair values.
Amortization of debt issuance costs included in interest expense, net totaled $1.6 million, $1.6 million and $1.0 million in 2023, 2022 and 2021, respectively.
Deferred debt issuance costs related to our lines of credit included in other long-term assets are as follows (in thousands):

	December 31,
	2023	2022
Debt issuance costs, gross	$839	$791
Less accumulated amortization	(780)	(593)
Debt issuance costs, net	$59	$198

Deferred debt issuance costs related to our Notes included in debt are as follows (in thousands):

	December 31,
	2023	2022
Debt issuance costs, gross	$7,275	$7,275
Less accumulated amortization	(4,779)	(3,322)
Debt issuance costs, net	$2,496	$3,953

Future amortization of debt issuance costs is as follows (in thousands):

Years Ending December 31,	Amortization
2024	1,462
2025	1,034
Total	$2,496
Advertising
We expense advertising costs as incurred. These costs are included in sales and marketing expense on our consolidated statements of operations. Advertising costs include direct marketing costs such as print advertisements, market research, direct mail, public relations and trade show expenses and totaled $1.9 million, $4.7 million and $3.7 million in 2023, 2022 and 2021, respectively.
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

Income Taxes
Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry-forwards. Valuation allowances are provided when we determine that it is more likely than not that all of, or a portion of, deferred tax assets will not be utilized in the future.
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
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures, including software development, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. This new requirement caused us to utilize significant federal and state tax net operating loss carry-forwards in the current year. The depreciation and amortization deferred income taxes line was updated to include these capitalized research and development expenses for the year ended December 31, 2023.
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
3.    ACCOUNTING STANDARDS
Recently Adopted Accounting Pronouncements
On January 1, 2022 we adopted Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity (“Subtopic 815-40”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Upon adoption, we recorded a decrease in accumulated deficit of $11.3 million, an increase to long-term debt of $40.2 million and a decrease to additional paid in capital of $51.5 million. Refer to Note 9, “Debt and Financing Arrangements” for further information about the Notes.
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
In October 2021, the Financial Accounting Standardx Board ("FASB") issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which require an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with Topic 606, at fair value on the acquisition date. ASU 2020-08 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in an interim period. On January 1, 2022, we early adopted this standard with no material impact to our financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion Options ("Subtopic 470-20") and Derivatives and Hedging—Contracts in Entity’s Own Equity ("Subtopic 815-40"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP, as it removes the requirement to bifurcate our Convertible Senior Notes (the "Notes") into a separate liability and equity component. As a result, it more closely aligns the effective interest rate with the coupon rate of the Notes. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021. On January 1, 2022, we adopted this standard using the modified retrospective method which allowed for a cumulative-effect adjustment to the opening balance sheet without restating prior periods. As we did not elect the fair value option in the process, the Notes, net of issuance costs, are accounted for as a single liability measured at amortized cost. Upon adoption, we recorded a decrease in accumulated deficit of $11.3 million, an increase to long-term debt of $40.2 million and a decrease to additional paid in capital of $51.5 million. Refer to Note 9, "Debt and Financing Arrangements" for further information about the Notes.
4.     BUSINESS COMBINATIONS AND DIVESTITURES
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
During the years ended December 31, 2023 and December 31, 2022, we incurred $6.3 million and $2.9 million of benefit in connection with our acquisitions and divestitures, respectively. During the year ended December 31, 2023, the benefit is primarily due to a reduction of the estimated brokerage fee related to our reduced estimate of contingent consideration related to our Bridg acquisition, offset by the expense related to the divestiture of Entertainment. During the year ended December 31, 2022, the benefit is primarily due to a reduction of the estimated brokerage fee related to our reduced estimate of contingent consideration related to our Bridg acquisition. These benefits are included in acquisition, integration and divestitures (benefit) costs on our condensed consolidated statements of operations and primarily represent legal, accounting and broker fees. The results of Entertainment have been included in the consolidated financial statements since its date of acquisition. For the years ended December 31, 2023 and December 31, 2022, Entertainment's combined revenue included in the consolidated statements of operations was approximately 2% and 3% of consolidated revenue, respectively. As a result of the partial integration of Entertainment, it was impractical to determine the earnings.
For the acquisition of Entertainment, as applicable, the estimated fair values of merchant relationships and partner relationships base were determined using the replacement cost method and lost profits, as applicable, which required us to estimate the costs to recreate an asset of equivalent utility at prices available at the time of the valuation analysis and the lost profits over the period of time to recreate the asset. Trade names were valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenues for the related brands, the appropriate royalty rates and the weighted-average costs of capital. Developed technology for Entertainment was valued using the replacement cost method, which required us to estimate the costs to recreate an asset of equivalent utility at prices available at the time of the valuation analysis.
Divestiture and Acquisition of Entertainment
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment. The resulting loss on sale of $6.6 million is recorded within "Loss on divestiture" within the statement of operations. On January 7, 2022, we purchased Entertainment for $13.0 million in equity at an agreed-upon price of $66.52 per share, subject to $1.1 million of fair value adjustments based upon the close date, and $2.3 million in cash, subject to $0.4 million of adjustments, for an acquisition date fair value of $14.6 million.

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

Pro forma consolidated results of operations
The following unaudited pro forma financial information presents combined results of operations for the period presented as if the acquisitions of Bridg and Dosh had been completed on January 1, 2021. The pro forma information includes adjustments to depreciation expense for property and equipment acquired, to amortize expense for the intangible assets acquired, and to eliminate the acquisition transaction expenses recognized in the period. The pro forma financial information is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisitions actually occurred on January 1, 2021 or the results of future operations of the combined business. For instance, planned or expected operational synergies following the acquisition are not reflected in the pro forma information. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Year Ended December 31,
	2022	2021
Revenue	$298,563	$276,563
Net loss	(465,563)	(134,925)

5.     GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
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
The changes in the carrying amount of goodwill for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Cardlytics Platform, U.S.	Bridg Platform	Consolidated
Balance as of December 31, 2022	$164,430	$188,291	$352,721
Goodwill impairment	—	(70,518)	(70,518)
Divestiture of Entertainment	(5,001)	—	(5,001)
Balance as of December 31, 2023	$159,429	$117,773	$277,202

	Cardlytics Platform, U.S.	Bridg Platform	Consolidated
Balance as of December 31, 2021	$205,690	$536,826	$742,516
Goodwill additions	5,062	—	5,062
Measurement period adjustments	(60)	1,445	1,385
Goodwill impairment	(46,262)	(349,980)	(396,242)
Balance as of December 31, 2022	$164,430	$188,291	$352,721

	Cardlytics Platform, U.S.	Bridg Platform	Consolidated
Balance as of December 31, 2020	$—	$—	$—
Goodwill additions	205,690	536,826	742,516
Balance as of December 31, 2021	$205,690	$536,826	$742,516
We performed our annual impairment test as of October 1, 2023 and determined that the carrying value of the Bridg platform, which is comprised entirely of an acquired business exceeded its fair value, and we recognized a goodwill impairment of $70.5 million. On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment, and as a result, we reduced goodwill by $5.0 million, which is the amount of goodwill attributed to Entertainment. The reduction of goodwill is included as part of the determination of the Loss on Divestiture of $6.6 million in the consolidated statements of operations.
In 2022, as a result of the sustained decline in our stock price, we determined that it was necessary to perform an interim impairment test for goodwill as of June 30, 2022. As a result of our interim impairment test, we determined that the carrying value of the Bridg platform exceeded its fair value, and consequently, we recognized a goodwill impairment of $83.1 million, with $455.1 million of goodwill remaining. As a result, the Bridg platform reporting unit had a fair value that is equal to its carrying value as of the June 30, 2022 valuation date. We performed our annual impairment test as of October 1, 2022 and determined that the carrying value of both the Cardlytics platform in the U.S. and the Bridg platform exceeded their respective fair values, and we recognized goodwill impairment of $313.1 million.

The decline in the fair values of the Bridg platform reporting unit below its carrying values at October 1, 2023, October 1, 2022 and June 30, 2022 and the Cardlytics platform in the U.S below its carrying value at October 1, 2022 resulted from a continued slowdown in the economy and decreased consumer spend, and a sustained decline in our stock price. The method of determining fair values of the reporting units at October 1, 2023, October 1, 2022 and June 30, 2022 was the discounted cash flow method under the income approach, and to a lesser extent the market approach. The most significant assumptions utilized in the determination of the estimated fair of the Bridg platform and the Cardlytics platform in the U.S. are the discount rate and forecasts of future revenues and cash flows.
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
Acquired Intangibles
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
2023 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Divestiture of Entertainment	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$2,315	$(1,802)	$(513)	$—	0.0
Developed technology	64,070	(33,838)	(449)	29,783	3.4
Merchant relationships	25,915	(16,784)	(3,985)	5,146	2.4
Total other intangible assets	$92,300	$(52,424)	$(4,947)	$34,929
Amortization expense of acquired intangibles for the year ended December 31, 2023 was $13.6 million.
2022 Acquired Intangibles
In connection with our annual goodwill impairment assessment, in the fourth quarter of 2022, we also recorded impairments of intangible assets that are included in our Cardlytics platform in the U.S. segment, which primarily related to developed technology and customer relationship intangible assets from a previous acquisition. These intangible asset impairments totaled $56.4 million and are included in the impairment of goodwill and intangible assets line item in the consolidated statements of operations.
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

Acquired intangible assets subject to amortization as of December 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairments of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$3,500	$(1,744)	$(1,185)	$571	1.4
Developed technology	91,700	(24,882)	(27,630)	39,188	3.6
Merchant relationships	40,300	(12,301)	(14,385)	13,614	1.7
Partner relationships	2,000	(450)	(1,550)	—	0.0
Card-linked subscriber user base	17,000	(5,355)	(11,645)	—	0.0
Total other intangible assets	$154,500	$(44,732)	$(56,395)	$53,373
Amortization expense of acquired intangibles for the year ended December 31, 2022 was $25.0 million.
2021 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2021 were as follows:

	Cost	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Trade name	$2,700	$(753)	$1,947	2.1
Developed technology	91,000	(11,026)	79,974	5.3
Merchant relationships	32,000	(4,900)	27,100	4.2
Partner relationships	2,000	(235)	1,765	6.2
Card-linked subscriber user base	17,000	(2,798)	14,202	4.2
Total other intangible assets	$144,700	$(19,712)	$124,988
Amortization expense of acquired intangibles for the year ended December 31, 2021 was $19.7 million.

As of December 31, 2023, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2024	$11,117
2025	11,117
2026	9,674
2027	3,021
2028	—
Thereafter	—
Total expected future amortization expense	$34,929

6.     REVENUE
The Cardlytics Platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. During the years ended December 31, 2023, 2022 and 2021, Consumer Incentives totaled $144.2 million , $143.9 million and $127.0 million, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
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
The following table summarizes revenue by pricing model (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost per Served Sale	$191,260	$180,701	$175,434
Cost per Redemption	86,529	87,992	81,911
Other	7,636	8,492	1,409
Cardlytics platform revenue	$285,425	$277,185	$258,754
The Bridg Platform
The Bridg platform generates revenue through the sale of subscriptions to our cloud-based customer-data platform and the delivery of professional services, such as implementation, onboarding and technical support in connection with each subscription. We recognize subscription revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. For non-recurring services or transactional based fees dependent on system usage, revenue is recognized as services are delivered. Our subscription contracts are generally 6 to 60 months in duration and are generally billed in advance on a monthly, quarterly or annual basis.

The following table summarizes revenue from the Bridg platform (in thousands):

	Year Ended December 31,
	2023	2022	2021
Subscription revenue	$23,779	$21,190	$8,207
Other revenue	—	167	155
Bridg platform revenue	$23,779	$21,357	$8,362
The following table summarizes contract balances from the Bridg platform (in thousands):

		Year Ended December 31,
Contract Balance Type	Consolidated Balance Sheets Location	2023	2022
Contract assets, current	Accounts receivable and contract assets, net	$41	$28
Contract assets, long-term	Other long-term assets, net	—	—
Total contract assets		$41	$28

Contract liabilities, current	Deferred revenue	$2,204	$1,750
Contract liabilities, long-term	Long-term deferred revenue	67	334
Total contract liabilities		$2,271	$2,084
The following information represents the total transaction price for the remaining performance obligations as of December 31, 2023 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2023, we had $30.4 million of remaining performance obligations, of which $8.5 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
7.     LEASES
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2023 and 2032. During the year ended December 31, 2023 and December 31, 2022, we recognized additional right-of-use assets and lease liabilities of $2.7 million and $2.5 million, respectively, related to new lease agreements and lease modifications for office space.
During the year ended December 31, 2023, there were no impairments on any of our leases. During the year ended December 31, 2022, we incurred an impairment of $0.9 million to the right-of-use-assets as a result of decommissioning our data centers and the closure of our office in India. During the year ended December 31, 2021, we incurred an impairment of $0.6 million to the right-of-use assets under operating leases, related to the discontinued use of office space lease obtained during the Dosh acquisition. The impairment is reflected in acquisition and integration costs in the consolidated statements of operations and was attributable to the Cardlytics platform operating segment. Refer to Note 15—Segments for more information on our operating segments.
During the year ended December 31, 2023 and 2022, respectively, we made cash payments of $4.5 million and $8.2 million for operating leases which are included in cash flows received from (used in) operating activities in our consolidated statement of cash flows.

Lease assets and liabilities, net, are as follows (in thousands):

		December 31,
Lease Type	Consolidated Balance Sheets Location	2023	2022
Operating lease assets	Right-of-use assets under operating leases, net	$7,310	$6,571
Finance lease assets	Property and equipment, net	14	48
Total lease assets		7,324	6,619

Operating lease liabilities, current	Current operating lease liabilities	2,127	4,910
Operating lease liabilities, long-term	Long-term operating lease liabilities	6,391	4,306
Finance lease liabilities, current	Accrued expenses	10	38
Finance lease liabilities, long-term	Other long-term liabilities	—	3
Total lease liabilities		$8,528	$9,257

The following table summarizes activity related to our leases (in thousands):

	December 31,
	2023	2022
Operating lease expense	$3,295	$6,598
Variable lease expense	1,191	1,294
Short-term lease expense	600	459
Total net operating lease cost	$5,086	$8,351

The following table presents our weighted average borrowing rates and weighted average lease terms:

	December 31,
	2023	2022
Operating leases:
Weighted average borrowing rate	6.8%	4.2%
Weighted average remaining lease term (years)	4.06	2.26

The following table summarizes future maturities of lease liabilities as of December 31, 2023 (in thousands):

Fiscal Year	Operating Leases
2024	$2,225
2025	2,184
2026	1,347
2027	1,170
Thereafter	3,394
Total lease payments	10,320
Imputed interest	1,802
Total lease liabilities	$8,518

Amended Lease Agreement
On April 3, 2023, we amended the lease terms of our office located in Atlanta, Georgia. The amended lease agreement provides for our relocation to a different unit in the same building, reducing the square footage of our office from approximately 77,000 to 17,000. The transfer of control and right of use ("ROU") for the lease commenced on December 14, 2023, and as such, the corresponding right of use asset and lease liability associated with the lease is reflected in our consolidated balance sheet as of December 31, 2023. As part of the amended lease agreement, we will receive a discount on our current space through the remainder of 2023, which will result in a reduction of minimum lease payments of $0.4 million and a reduction in expense of $0.2 million in 2023. Additional future reductions in minimum lease payments and lease expense in the new lease total $1.9 million and $0.7 million, respectively, through the term of our original lease agreement, which was set to terminate on April 2025. The amended lease agreement will terminate on January 1, 2032, and we have the option to renew for an additional five-year period.
8.    PROPERTY AND EQUIPMENT
Significant components of property and equipment are as follows (in thousands):

	December 31,
	2023	2022
Computer equipment	$26,580	$26,260
Leasehold improvements	8,514	7,863
Furniture and fixtures	1,269	1,273
Construction in progress	27	41
Property and equipment, gross	36,390	35,437
Less accumulated depreciation and amortization	(33,067)	(29,521)
Property and equipment, net	$3,323	$5,916
Depreciation expense was $3.7 million, $5.4 million and $6.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

9.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	December 31,
	2023	2022
Line of Credit	30,000	—
Convertible senior notes, net	$227,504	$226,047
Total debt	257,504	226,047
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest on debt of $0.9 million and $0.7 million as of December 31, 2023 and 2022, respectively.
2020 Convertible Senior Notes
On September 22, 2020, we issued Notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due on September 15, 2025, including the exercise in full of the initial purchasers’ option to purchase up to an additional $30.0 million principal amount of the Notes. The Notes were issued pursuant to an indenture, dated September 22, 2020 (the “Indenture”), between us and U.S. Bank National Association, as trustee.
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
The net carrying amount of the liability component of the Notes is as follows (in thousands):

	December 31,
	2023	2022
Principal	$230,000	$230,000
Minus: Unamortized issuance costs	(2,496)	(3,953)
Net carrying amount of the liability component	$227,504	$226,047

Interest expense recognized related to the Notes is as follows (in thousands):

	December 31,
	2023	2022
Contractual interest expense (due in cash)	$2,300	$2,300
Amortization of debt issuance costs	1,461	1,461
Total interest expense related to the Notes	$3,761	$3,761
Effective interest rate	1.64%	1.64%
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
2018 Loan Facility
On May 21, 2018, we entered into a Loan and Security Agreement with Banc of California, N.A. (the "Lender"), formerly known as Pacific Western Bank, consisting of a $30.0 million asset–based revolving line of credit ("2018 Line of Credit") and a $20.0 million term loan ("2018 Term Loan") (collectively, the "2018 Loan Facility"). We used the entire $20.0 million in proceeds from the 2018 Term Loan and an advance of $27.4 million under the 2018 Line of Credit to repay all outstanding obligations under our prior line of credit and term loan.

On September 17, 2020, we amended our 2018 Loan Facility to allow for the issuance of the Notes. On December 30, 2020, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit, from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. On April 29, 2022, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024, and further stated that if we had positive Adjusted EBITDA by December 31, 2023, we could extend the maturity date of the loan to April 29, 2025. Additionally with this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of Adjusted Contribution and a minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. On November 29, 2022, we amended our 2018 Loan Facility to modify the eligible account receivable to exclude UK accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of Adjusted Contribution. On February 16, 2023, we amended our 2018 Loan Facility to remove and replace the former Adjusted Contribution covenant with a requirement to maintain a minimum level of Adjusted EBITDA. On May 3, 2023, we amended our 2018 Loan Facility to modify the covenants related to the maximum amount of cash we are allowed to pay for the First Anniversary Payment Amount and Second Anniversary Payment Amount under the Merger Agreement. On February 9, 2024, we amended our 2018 Loan Facility to increase the ability to borrow up to 75% of the amount of our eligible accounts receivable, adjusted the required minimum level of Adjusted EBITDA and increased the interest rate to the prime rate plus 0.25%. We also confirmed the extension of the maturity date of the loan to April 29, 2025 based on our positive Adjusted EBITDA result.
The 2018 Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that prohibit mergers, acquisitions, dispositions of assets, inccurrence of indebtedness, encumbrances on our assets and the payment or declaration of dividends, in each case subject to specified exceptions.
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
During the year ended December 31, 2023, we borrowed $30.0 million against our 2018 Line of Credit. Interest on advances bears an interest rate equal to the prime rate of 8.50% as of December 31, 2023. During the year ended December 31, 2023, we incurred approximately $2.1 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment, which remains unchanged in the most recent amendment. As of December 31, 2023, we had $16.7 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of December 31, 2023.
Future Payments
Aggregate future payments of principal due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt
2024	$—
2025	260,000
2026	—
2027	—
Total debt	$260,000

10.     STOCK-BASED COMPENSATION
On July 18, 2022, our board of directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our board of directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. As of December 31, 2023, there were 239,722 shares available under the 2022 Inducement Plan.
Our 2018 Equity Incentive Plan ("2018 Plan") became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Stock Plan ("2008 Plan"). Any awards granted under the 2008 Plan remain subject to the terms of our 2008 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2018 Plan. As of December 31, 2023, there were 961,558 shares of our common stock reserved for issuance under our 2018 Plan. The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 Plan increased by 1,986,417 shares on January 1, 2024.
The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2018 Plan provides for the grant of performance cash awards.
The following table summarizes the allocation of stock-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Delivery costs	$2,427	$2,682	$1,865
Sales and marketing expense	12,624	11,935	13,780
Research and development expense	16,392	13,262	10,328
General and administration expense	9,537	16,807	24,291
Total stock-based compensation expense	$40,980	$44,686	$50,264
During 2023, 2022 and 2021, we capitalized $2.5 million, $1.4 million and $0.7 million, respectively, of stock-based compensation expense for software development. Additionally, during 2021, we recognized $12.5 million expense related to our assumption of unvested options and RSU and PSU grants to employees of our acquired businesses.
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

Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2022	5,956	$25.43
Granted	3,560	7.19
Vested	(2,947)	19.51
Forfeited	(1,084)	31.66
Unvested - December 31, 2023	5,485	$15.70	2.01	$68,092

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2021	2,294	$60.58
Granted	6,182	24.74
Vested	(984)	49.15
Forfeited	(1,536)	59.94
Unvested - December 31, 2022	5,956	$25.43	2.93	$116,941

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2020	2,434	$32.49
Granted	975	106.24
Vested	(724)	32.51
Forfeited/canceled	(391)	51.54
Unvested - December 31, 2021	2,294	$60.58	2.80	$106,468
Service-based Restricted Stock Units
During 2022, we granted 4,441,032 RSUs to employees, executives, and our non-employee directors, which have annual vesting periods ranging from immediately vesting to four years. We also granted 1,345,261 RSUs to our recently hired Chief Executive Officer, which have a four year vesting period. During 2021, we additionally granted 30,624 immediately vesting RSUs resulting from the modification of awards through separation agreements. The immediately vesting awards replaced previously granted RSUs which were cancelled as a result of the modification. As of December 31, 2023, there was approximately $68.1 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.0 years. The aggregate intrinsic value based on the $9.21 closing price of our common stock as reported on the Nasdaq Global Market on December 31, 2023 of unvested RSUs is $50.5 million as of December 31, 2023.
Subsequent to December 31, 2023, we granted 275,780 RSUs to employees, which have annual vesting periods ranging from one to two years. The unamortized stock-based compensation expense related to all RSUs granted subsequent to December 31, 2023 is $1.9 million.
Performance-based Restricted Stock Units
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
In September 2021, we granted 6,666 PSUs which have the same unmet vesting conditions of the 2020 PSUs, 6,667 PSUs which have the same unmet revenue target vesting condition of the 2021 PSUs and 6,667 PSUs which have the same unmet different revenue target vesting condition of the 2021 PSUs as described below. As discussed below, we concluded that the achievement of the 2020 PSUs and 2021 PSUs is no longer probable and have reversed the previously recognized cumulative expense in the respective period in which the 2020 PSUs and 2021 PSUs were determined to no longer be achievable.
In July 2021, we granted 34,344 performance-based restricted stock units ("Bridg PSUs") which have performance-based vesting conditions based on the achievement of a minimum ARR target by the first anniversary of the Bridg acquisition. Vesting is tied to the percentage of the ARR target achieved during the specified period with 50% of the units vesting between 80% - 99.999% achievement and 100% of the units vesting upon 100% achievement. During 2023, the compensation committee of our board of directors certified the vesting of shares associated with the 50% attainment of the units based on the achieved annual run rate during the specified period.
In April 2021, we granted 110,236 performance-based restricted stock units ("2021 PSUs") consisting of two tranches. The first tranche consists of 55,118 units that have a performance-based vesting condition based on a minimum revenue target over a trailing 12-month period. The units in this first tranche fully vest upon achievement. The second tranche consists of 55,118 units with a performance-based vesting condition based on a different minimum revenue target over a trailing 12-month period. Half of the units in the second tranche vest upon achievement and the remaining units vest six months after the achievement date, subject to continued service. Each performance-based vesting condition within the two tranches must be achieved within four years of the grant date and are subject to certification by the compensation committee of our board of directors. During the year-ended December 31, 2023, we reassessed the likelihood of achieving the 2021 PSUs performance-based vesting condition and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the 2021 PSUs since the grant date as a benefit to stock-based compensation during the year ended December 31, 2023.
Additionally, in April 2021, we granted 10,000 performance-based restricted stock units which have the same unmet vesting condition as the 2020 PSUs based on a minimum ARPU target over a trailing 12-month period as described below.
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
During 2019, we granted 1,252,500 performance-based RSUs ("2019 PSUs"). The 2019 PSUs are composed of four equal tranches, each of which have an independent performance-based vesting condition. The vesting criteria for the four tranches are as follows:
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
Employee Stock Purchase Plan
Our board of directors adopted and our stockholders have approved our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective and enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. During the years ended December 31, 2023, 2022 and 2021, a total of 555,915, 167,622 and 41,473 shares of common stock were purchased by employees under the 2018 ESPP, respectively.
As of December 31, 2023, 657,826 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 397,283 shares on January 1, 2024. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP.
11.    INCOME TAXES
Domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(122,026)	$(455,202)	$(122,087)
Foreign	(12,676)	(11,508)	(14,342)
Loss before income taxes	$(134,702)	$(466,710)	$(136,429)

The significant components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign (1)	—	—	—
Total current	—	—	—
Deferred:
Federal	10,236	38,508	31,106
State	335	6,317	4,942
Foreign	961	3,075	2,184
Change in uncertain tax positions	(1,320)	(587)	(596)
Change in valuation allowance	(10,212)	(45,867)	(29,772)
Total deferred	—	1,446	7,864
Income tax benefit	$—	$1,446	$7,864
(1)The current income tax (expense) during 2023 excluded Indian income tax expenses of $0.1 million. The current income tax (expense) during 2022 and 2021 excludes Indian income tax expense of $0.2 million, respectively.

The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate:

	Year Ended December 31,
	2023	2022	2021
Tax benefit at federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	(0.01)%	0.08%	2.08%
Change in federal and state statutory rate	0.01%	0.15%	(0.14)%
Foreign rate differential	(0.22)%	0.01%	(0.19)%
Goodwill impairment	(10.94)%	(17.82)%	—%
Contingent liability remeasurement	(0.81)%	5.71%	—%
Other adjustments	(1.40)%	1.03%	4.68%
Valuation allowance	(7.54)%	(9.87)%	(21.75)%
Income tax benefit	0.09%	0.29%	5.68%

The significant components of deferred income taxes are as follows (in thousands):

	December 31,
	2023	2022
Net operating loss carry-forwards	$158,916	$155,949
Allowance for credit losses	809	776
Depreciation and amortization	11,574	1,485
Stock-based compensation	3,566	7,020
Deferred costs	3,735	6,018
ROU asset	(1,565)	(1,429)
Lease liability	1,856	2,010
Other tax credit carry-forward	9,641	5,683
Other temporary differences	1,129	1,936
Valuation allowance	(189,660)	(179,448)
Net long-term deferred tax asset	$—	$—
We have generated historical net losses and recorded a full valuation allowance against our net deferred tax assets, and we expect to maintain a full valuation allowance in the near term. Realization of any of our net deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. During 2022, we released $1.4 million of our valuation allowance related to net deferred tax liabilities arising from the acquisitions of Bridg resulting in an income tax benefit of $1.4 million reflected on our consolidated statements of operations. Deferred tax liabilities for Bridg primarily related to acquired intangible assets.
The following table presents changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$(179,448)	$(123,867)	$(85,991)
Allowance for domestic and foreign net operating loss carry-forwards	(2,442)	(13,360)	(51,856)
Rate change on domestic net operating loss carry-forwards	(424)	235	419
Convertible debt additional paid-in capital tax adjustment - valuation allowance impact	—	(9,714)	—
Other changes	(7,346)	(32,742)	13,561
Ending balance	$(189,660)	$(179,448)	$(123,867)
As of December 31, 2023 and 2022 we have $628.7 million and $625.5 million, respectively, of gross U.S. federal net operating loss carry-forwards that will begin to expire in the 2028 tax year. Additionally, we have $267.3 million and $254.1 million of gross state net operating loss carry-forwards as of December 31, 2023 and 2022, respectively that will expire between the 2023 and 2043 tax years for states that do not have indefinite carry-forward periods for net operating losses generated in recent years.
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
Our results during the years ended December 31, 2023, 2022 and 2021 reflect state tax credits related to hiring and research activities that are utilized through the reduction of state payroll tax withholdings totaling $1.4 million, $0.9 million and $1.3 million, respectively.

As of December 31, 2023 and 2022, Cardlytics UK had gross net operating losses of $55.7 million and $47.8 million, respectively. Foreign net operating loss carry-forwards expire according to the rules of each country. In the U.K., there is an indefinite carry-forward period. As of December 31, 2023, Cardlytics UK held cash and cash equivalents of $3.2 million. While our investment in Cardlytics UK is not considered to be permanently invested, we do not plan to repatriate these funds. Further, although the tax basis of our investment in Cardlytics UK exceeds its book basis, we have not recorded a deferred tax asset since we do not believe that a reversal of this temporary difference will occur in the foreseeable future.
The following table summarizes the activity related to our gross unrecognized tax benefits that would affect our effective tax rate, if recognized (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$1,606	$1,128	$302
Increase related to current year tax position	1,319	478	826
Ending balance	$2,925	$1,606	$1,128
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
During the years ended December 31, 2023 and 2022, we recognized a goodwill impairment of $70.5 million and $396.2 million, respectfully. The fair value of our reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Refer to Note 5—Goodwill and Acquired Intangibles for further details.
These levels are:
•Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
•Level 3 - unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability at fair value.
Contingent consideration for the acquisition of Bridg
The contingent consideration for the acquisition of Bridg is composed of the First Anniversary Payment and the Second Anniversary Payment. The fair value of contingent consideration in connection with the Bridg acquisition is as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$39,398	$39,398
Long-term contingent consideration	—	—	4,162	4,162
Total liabilities	$—	$—	$43,560	$43,560

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$104,121	$104,121
Long-term contingent consideration	—	—	—	—
Total liabilities	$—	$—	$104,121	$104,121

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$182,470	$182,470
Long-term contingent consideration	—	—	49,825	49,825
Total liabilities	$—	$—	$232,295	$232,295

The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	December 31, 2023	December 31, 2022
Beginning balance	$104,121	$232,295
Decrease due to earnout settlement	(61,807)	—
Change in fair value of contingent consideration	1,246	(128,174)
Ending balance	$43,560	$104,121
As part of our acquisition of Bridg, Inc. ("Bridg") and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the "Merger Agreement"), we agreed to make two earnout payments: the First Anniversary Payment Amount and the Second Anniversary Payment Amount, based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively.
As of December 31, 2023, we have paid the First Anniversary Payment consisting of $50.1 million of cash and 2,740,418 shares of our common stock to the Stockholder Representative, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. The remaining cash payments related to the Settlement Agreement will be paid in two tranches with $3.0 million to be paid by January 31, 2025 and $2.0 million to be paid by June 30, 2025. Refer to Note 13—Commitments and Contingencies for further information about the Bridg acquisition and related contingent consideration.
As of December 31, 2023, we have determined that the estimated fair value of the contingent consideration to be $43.6 million, exclusive of $2.8 million in broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. We valued the shares of our common stock using a stock price of $6.06, which was the closing stock price of January 24, 2024, the day immediately preceding the Settlement Agreement date.

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
During 2021, we recognized write offs of deferred implementation costs totaling $1.0 million, respectively, in Partner Share and other third-party costs on our consolidated statements of operations, upon the notification from one of our partners about plans to end the use of certain platform features prior to the end of our contractual arrangement with the partner.
The following table presents changes in deferred implementation costs (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$—	$—	$3,785
Recoveries through Partner Share	—	—	—
Amortization	—	—	(2,826)
Impairment	—	—	(959)
Ending balance	$—	$—	$—
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We have paid, or are paying this shortfall on a quarterly basis from October 1, 2023 through June 30, 2024. During the years ended December 31, 2023 and 2022, we recognized $1.3 million and $3.2 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statements of operations. As of December 31, 2023, we paid $1.2 million of our shortfall.
Other Commitments
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 7—Leases for further details. In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in 2025. Refer to Note 9—Debt and Financing Arrangements for further details. In connection with our acquisition of Bridg, we owe a brokerage fee as per the Settlement Agreement.
In March 2022, we entered into a cloud hosting arrangement guaranteeing an aggregate spend of $7.2 million over the first twelve months of the arrangement. In January 2024 we renewed our agreement guaranteeing an aggregated spend of $17.0 million each year over the next thirty-six month period.

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
As part of the acquisition of Bridg, and pursuant to the terms of the Merger Agreement, we agreed to make two earnout payments: the First Anniversary Payment Amount and the Second Anniversary Payment Amount, based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively. We were unable to reach an agreement with respect to the First Anniversary Payment Amount with the Stockholder Representative and submitted our dispute to an independent accountant as contemplated by the Merger Agreement.
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. After review of the determination by the independent accountant, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking declaratory judgment that a certain portion of the independent accountant's determination related to the First Anniversary ARR be stricken as null and void. Subsequently, on January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, including the First Anniversary Payment Amount, pursuant to which we agreed to pay $25 million in cash and issue 3.6 million shares of our common stock to the Stockholder Representative.
We are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Refer to Note 12—Fair Value Measurements for further information about the Bridg acquisition and related contingent consideration.

14.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for 2021, 2022 and 2023 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	December 31,
	2023	2022	2021
Common stock options	84	380	454
Convertible Senior Notes	2,701	2,701	2,701
Restricted stock units	5,491	5,956	2,294
Common stock issuable pursuant to the ESPP	65	95	9
15.     SEGMENTS
As of December 31, 2023, we have three operating segments: the Cardlytics platform in the U.S. and U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on revenue and Adjusted Contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs is also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies.
The following table provides information regarding our reportable segments (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cardlytics platform
Revenue	$285,425	$277,185	$258,754
Minus: Adjusted Partner Share and other third-party costs(1)	149,907	154,204	137,079
Adjusted Contribution	$135,518	$122,981	$121,675
Bridg platform
Revenue	$23,779	$21,357	$8,362
Minus: Adjusted Partner Share and other third-party costs(1)	671	1,303	409
Adjusted Contribution	$23,108	$20,054	$7,953
Consolidated
Revenue	$309,204	$298,542	$267,116
Minus: Adjusted Partner Share and other third-party costs(1)	150,578	155,507	137,488
Adjusted Contribution	$158,626	$143,035	$129,628
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
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Year Ended December 31,
	2023	2022	2021
Adjusted Contribution	$158,626	$143,035	$129,628
Minus:
Deferred implementation costs(1)	—	—	3,785
Delivery costs	28,248	30,403	22,503
Sales and marketing expense	57,425	74,745	65,996
Research and development expense	51,352	54,435	38,104
General and administration expense	58,810	81,446	66,222
Change in fair value of contingent consideration	1,246	(128,174)	1,374
Impairment of goodwill and intangible assets	70,518	453,288	—
Acquisition, integration and divestiture (benefits) costs	(6,313)	(2,874)	24,372
Loss on divestitures	6,550	—	—
Depreciation and amortization expense	26,460	37,544	29,871
Total non-operating (income) expense	(968)	8,932	13,830
Loss before income taxes	$(134,702)	$(466,710)	$(136,429)
(1)Deferred implementation costs is excluded from Adjusted Partner Share and other third-party costs, which is shown above in our reconciliation of GAAP revenue to Adjusted Contribution.
The following tables provide geographical information (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue:
United States	$291,420	$275,256	$246,315
United Kingdom	17,785	23,286	20,801
Total	$309,204	$298,542	$267,116

	December 31,
	2023	2022
Property and equipment:
United States	$3,244	$4,453
United Kingdom	79	1,463
Total	$3,323	$5,916

Capital expenditures within the United Kingdom and India were $0.2 million, $0.5 million and $0.7 million during 2023, 2022 and 2021, respectively.
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
Marketers
As of December 31, 2023, we define a marketer as a customer who has a distinct contractual relationship with us, rather than aggregating by parent company. We believe this is a more accurate representation for how marketing budgets are managed at our customer level. This methodology change in our aggregation impacts how we calculate our revenue and accounts receivable concentration and we changed the prior year presentation to be in conformity.
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the years ended December 31, 2023 and 2022 our top five marketers accounted for 15% of our revenue for each period, with no marketer representing over 10% during each of 2023 and 2022. During the year ended December 31, 2021 our top five marketers accounted for 27% of our revenue, with one marketer accounting for over 10% during 2021. As of December 31, 2023 and 2022, our top five marketers accounted for 19% and 18% of our accounts receivable, respectively, with no individual marketer representing over 10% as of the end of each period.
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
During the years ended December 31, 2023, 2022 and 2021 our top three FI partners combined to account for over 85%, 80% and 75%, respectively, of the total Partner Share we paid to all partners. During 2023 the top FI partner represented over 50% and the second and third largest FI partners each represented over 10% of Partner Share. During 2022 and 2021 the top two FI partners represented over 20% and 25%, respectively, and the third largest FI partner representing over 10% of Partner Share for each period. No other partner accounted for over 10% of Partner Share during these periods.
On March 14, 2024, we entered into an agreement with a new FI partner.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued at attestation report on the effectiveness of our internal control over financial reporting, which appears in this Annual Report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Cardlytics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cardlytics, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 14, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 14, 2024
ITEM 9B. OTHER INFORMATION.
On March 12, 2024, Jessica Jensen and Aimée Lapic each provided notice to our board of directors (the “Board”) of their decision not to stand for re-election to the Board at our 2024 annual meeting of stockholders (the “Annual Meeting”). Ms. Jensen and Ms. Lapic will each serve out the remainder of their terms, which will expire at the Annual Meeting. Ms. Jensen is a member of the compensation committee (the “Compensation Committee”) of the Board and has served as a member of the Board since 2020. Ms. Lapic is chair of the Compensation Committee and has served as a member of the Board since 2019. The decisions of Ms. Jensen and Ms. Lapic not to stand for re-election were not due to a disagreement with us on any matter relating to our operations, policies or practices. The Board thanks Ms. Jensen and Ms. Lapic for their contributions to the company.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the fiscal year ended December 31, 2023.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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
(iii)Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.
(b)Exhibits:

		Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-222531	4.1	1/29/2018
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 4, 2017	S-1	333-222531	4.2	1/12/2018
4.3	Description of Cardlytics, Inc. Common Stock	10-K	001-38386	4.3	3/3/2020
4.4	Indenture, dated as of September 22, 3030, by and between the Registrant ant U.S. Bank National Association, as Trustee.	8-K	001-38386	4.1	9/22/2020
4.5	Form of Global Note, representing the Registrant’s 1.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38386	4.2	9/22/2020
10.1	Office Lease Agreement, dated as of August 5, 2013, by and between the Registrant and Jamestown Ponce City Market, L.P.	S-1	333-222531	10.12	1/12/2018
10.2†	2008 Stock Plan and Forms of Option Agreement, Notice of Stock Option Grant, Exercise Notice, Restricted Stock Unit Notice and Restricted Stock Unit Agreement thereunder, as amended to date	S-1/A	333-222531	10.1	1/29/2018
10.3†	2018 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	S-1/A	333-222531	10.2	1/29/2018
10.4†	2018 Employee Stock Purchase Plan	S-1/A	333-222531	10.3	1/29/2018
10.5†	Form of restricted securities unit award of the Registrant	S-1	333-222531	10.8	1/12/2018
10.6†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-222531	10.9	1/12/2018
10.7^	Software License, Customization and Maintenance Agreement, dated as of November 4, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.16	1/12/2018
10.8^	Master Agreement and Schedule #1 to the Master Agreement, dated May 3, 2018 and May 7, 2018, respectively, by and between the Company and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/14/2018
10.9	Loan and Security Agreement, dated as of May 21, 2018, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/14/2018

10.10^	First Amendment to Loan and Security Agreement, dated March 27, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	5/9/2019
10.11†	Non-Employee Director Compensation Plan	10-K	001-38386	10.13	3/1/2022
10.12	Second Amendment to Loan and Security Agreement, dated May 14, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/8/2019
10.13	Third Amendment to Loan and Security Agreement, dated September 24, 2019, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	11/12/2019
10.14^	2018 Amendment to Schedule #1 to the Master Agreement, dated October 23, 2018, by and between the Registrant and JPMorgan Chase Bank, N.A.	10-K	001-38386	10.22	3/3/2020
10.15	Fourth Amendment to Loan and Security Agreement, dated February 27, 2020, among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/11/2020
10.16^	Second Amendment to Schedule #1, dated June 4, 2020, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/4/2020
10.17	Fifth Amendment to Loan and Security Agreement, dated September 17, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	11/2/2020
10.18^	2020 Amendment to General Services Agreement, dated December 2, 2020, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.27	3/3/2021
10.19	Sixth Amendment to Loan and Security Agreement, dated December 30, 2020, amount Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-K	001-38386	10.28	3/3/2021
10.20	Form of Confirmation for Capped Call Transactions	8-K	001-38386	10.1	9/22/2020
10.21	Consent to Loan and Security Agreement, dated as of March 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/4/2021
10.22	Assumption Agreement and Seventh Amendment Consent to Loan and Security Agreement, dated as of April 7, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	8/3/2021
10.23	Assumption Agreement and Eighth Amendment to Loan and Security Agreement, dated as of May 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.2	8/3/2021
10.24^	Agreement and Plan of Merger, dated April 12, 2021, by and among Cardlytics, Inc., Bridg, Inc., Mr. T Merger Sub, Inc., and Shareholder Representative Services LLC	8-K	001-38386	10.1	11/18/2022

10.25^	Assumption Agreement and Tenth Amendment to Loan and Security Agreement, dated as of April 29, 2022, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/2/2022
10.26^	General Service Agreement dated as of July 7, 2022 by and between the Registrant and Bank of America, N.A.	10-Q	001-38386	10.2	8/2/2022
10.27^	Statement of Work Agreement dated as of July 7, 2022 by and between the Registrant and Bank of America, N.A.	10-Q	001-38386	10.3	8/2/2022
10.28†	Offer Letter Agreement between Karim Temsamani and Cardlytics, Inc.	10-Q	001-38386	10.2	11/1/2022
10.29†	Severance Agreement between Karim Temsamani and Cardlytics, Inc.	10-Q	001-38386	10.3	11/1/2022
10.30†	Severance Agreement between Nick Lynton and Cardlytics, Inc.	10-Q	001-38386	10.4	11/1/2022
10.31†	2022 Inducement Plan	10-Q	001-38386	10.7	11/1/2022
10.32†	Form of option grant notice and agreement under 2022 Inducement Plan	10-Q	001-38386	10.8	11/1/2022
10.33†	Form of restricted stock unit grant notice and agreement under 2022 Inducement Plan	10-Q	001-38386	10.9	11/1/2022
10.34^	Assumption Agreement and Eleventh Amendment to Loan and Security Agreement, dated as of November 29, 2022, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-K	001-38386	10.41	3/1/2023
10.35†	Offer Letter Agreement between Amit Gupta and Cardlytics, Inc.	10-K	001-38386	10.41	3/1/2023
10.36†	Severance Agreement between Amit Gupta and Cardlytics, Inc.	10-K	001-38386	10.41	3/1/2023
10..37^	Assumption Agreement and Twelfth Amendment to Loan and Security Agreement, dated as of February 16, 2023, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-K	001-38386	10.41	3/1/2023
10.38†	Amendment to Inducement Plan	10-K	001-38386	10.41	3/1/2023
10.39†	2022 Bonus Plan of the Registrant	10-K	001-38386	10.41	3/1/2023
10.40†	Transition Letter Agreement by and between Andrew Christiansen and Cardlytics, Inc.	10-Q	001-38386	10.3	5/4/2023
10.41^	Amendment No. Two to Office Lease Agreement dated as of April 23, 2023, by and between the Registrant and Jamestown Ponce City Market, L.P., as amended to date	10-Q	001-38386	10.4	5/4/2023
10.42^	Assumption Agreement and Thirteenth Amendment to Loan and Security Agreement, dated as of May 3, 2023, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-Q	001-38386	10.5	5/4/2023
10.43	Second Amendment to Inducement Plan	S-8	001-38386	4.8	7/18/2023
10.44^	Third Amendment to Schedule #1, dated June 29, 2023, to the Master Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.	10-Q	001-38386	10.1	8/1/2023
10.45†	Offer Letter Agreement between Alexis DeSieno and the Registrant dated June 20, 2023	10-Q	001-38386	10.2	8/1/2023
10.46†	Separation Pay Agreement between Alexis DeSieno and the Registrant, dated July 13, 2023.	10-Q	001-38386	10.3	8/1/2023
10.47	Cooperation Agreement, dated as of September 19, 2023, by and among Cardlytics, Inc. and the investors named therein	8-K	001-38386	10.1	9/19/2023

10.48*	Assumption Agreement and Ninth Amendment to Loan and Security Agreement, dated as of March 17, 2022, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender
10.49*	Assumption Agreement and Fourteenth Amendment to Loan and Security Agreement, dated as of December 6, 2023, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender
10.50*	Settlement Agreement by and between the Company and Shareholder Representative Services LLC, dated as of January 25, 2024
10.51*^	Assumption Agreement and Fifteenth Amendment to Loan and Security Agreement, dated as of February 12, 2024, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender
10.52*	2023 Bonus Plan of the Registrant
10.53	Amended Non-Employee Director Compensation Plan
21.1	Subsidiaries of the Registrant	10-Q	001-38386	21.1	8/14/2018
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Amended and Restated Policy for Recoupment of Incentive Compensation, adopted on October 2, 2023
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch	XBRL Taxonomy Schema Linkbase Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

104.0	Cover page formatted as Inline XBRL and contained in Exhibit 101
* Filed herewith
** Furnished herewith
^ Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S–K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.
† Indicates management contract or compensatory plan
# Confidential treatment has been granted from the Securities and Exchange Commission as to certain portions of this document

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardlytics, Inc.

March 14, 2024	By:	/s/ Karim Temsamani
Karim Temsamani
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karim Temsamani	Chief Executive Officer and Director	March 14, 2024
Karim Temsamani	(Principal Executive Officer)

/s/ Alexis DeSieno	Chief Financial Officer	March 14, 2024
Alexis DeSieno	(Principal Financial and Accounting Officer)

/s/ John Klinck	Board Chairperson	March 14, 2024
John Klinck

/s/ Andre Fernandez	Director	March 14, 2024
Andre Fernandez

/s/ Jon Francis	Director	March 14, 2024
Jon Francis

/s/ Scott Hill	Director	March 14, 2024
Scott Hill

/s/ Jessica Jensen	Director	March 14, 2024
Jessica Jensen

/s/ Aimée Lapic	Director	March 14, 2024
Aimée Lapic

/s/ Alex Mishurov	Director	March 14, 2024
Alex Mishurov