Form 10-Q
period 2024-03-31
Cardlytics, Inc.
filed 2024-05-08
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2024, there were 48,783,041 shares outstanding of the registrant’s common stock, par value $0.0001.

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
Risks Related to our Indebtedness
•Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the convertible notes or to repurchase convertible notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$97,766	$91,830
Accounts receivable and contract assets, net	105,164	120,622
Other receivables	5,834	5,379
Prepaid expenses and other assets	9,491	6,097
Total current assets	218,255	223,928
Long-term assets:
Property and equipment, net	2,906	3,323
Right-of-use assets under operating leases, net	8,342	7,310
Intangible assets, net	32,218	35,003
Goodwill	277,202	277,202
Capitalized software development costs, net	27,005	24,643
Other long-term assets, net	3,023	2,735
Total assets	$568,951	$574,144
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,974	$4,425
Accrued liabilities:
Accrued compensation	8,091	11,662
Accrued expenses	4,317	9,587
Partner Share liability	35,536	48,867
Consumer Incentive liability	43,964	52,678
Deferred revenue	1,994	2,405
Current operating lease liabilities	2,079	2,127
Current contingent consideration	2,595	39,398
Total current liabilities	102,550	171,149
Long-term liabilities:
Convertible senior notes, net	227,870	227,504
Long-term operating lease liabilities	7,652	6,391
Long-term deferred revenue	51	67
Long-term debt	30,024	30,073
Long-term contingent consideration	1,667	4,162
Total liabilities	$369,814	$439,346
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, 48,174 and 39,728 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$9	$9
Additional paid-in capital	1,331,628	1,243,594
Accumulated other comprehensive income	3,047	2,467
Accumulated deficit	(1,135,547)	(1,111,272)
Total stockholders’ equity	199,137	134,798
Total liabilities and stockholders’ equity	$568,951	$574,144
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$67,608	$64,331
Costs and expenses:
Partner Share and other third-party costs	30,543	33,384
Delivery costs	6,173	6,424
Sales and marketing expense	14,118	13,948
Research and development expense	13,048	11,564
General and administration expense	14,485	13,070
Acquisition, integration and divestiture cost	—	1,723
Change in contingent consideration	5,817	(34,584)
Depreciation and amortization expense	6,250	6,575
Total costs and expenses	90,434	52,104
Operating (Loss) Income	(22,826)	12,227
Other expense (income):
Interest expense, net	(819)	(8)
Foreign currency (loss) gain	(630)	1,389
Total other (expense) income	(1,449)	1,381
(Loss) Income before income taxes	(24,275)	13,608
Net (Loss) Income	$(24,275)	$13,608
Net (Loss) Income per share, basic	$(0.56)	$0.41
Net (Loss) Income per share, diluted	$(0.56)	$0.40
Weighted-average common shares outstanding, basic	43,248	33,595
Weighted-average common shares outstanding, diluted	43,248	36,727
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net (Loss) Income	$(24,275)	$13,608
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	580	(1,274)
Total Comprehensive (Loss) Income	$(23,695)	$12,334
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Three Months Ended March 31, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798
Exercise of common stock options	3	—	5	—	—	5
Stock-based compensation	—	—	12,256	—	—	12,256
Settlement of restricted stock	943	—	—	—	—	—
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	3,592	—	27,451	—	—	27,451
Issuance of common stock, net of issuance costs - ATM Offering Program (as defined below)	3,908	—	48,322	—	—	48,322
Other comprehensive income	—	—	—	580	—	580
Net Loss	—	—	—	—	(24,275)	(24,275)
Balance – March 31, 2024	48,174	$9	$1,331,628	$3,047	$(1,135,547)	$199,137

Three Months Ended March 31, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
Stock-based compensation	—	—	8,381	—	—	8,381
Settlement of restricted stock	168	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,274)	—	(1,274)
Net Income	—	—	—	—	13,608	13,608
Balance – March 31, 2023	33,645	$9	$1,190,949	$4,324	$(962,962)	$232,320

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net (Loss) Income	$(24,275)	$13,608
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense (gain)	1,570	(246)
Depreciation and amortization	6,250	6,575
Amortization of financing costs charged to interest expense	445	407
Amortization of right-of-use assets	549	1,235
Stock-based compensation expense	10,985	7,968
Change in contingent consideration	5,817	(34,584)
Other non-cash expense (income), net	667	(905)
Change in operating assets and liabilities:
Accounts receivable	13,323	21,405
Prepaid expenses and other assets	(3,450)	(369)
Accounts payable	125	(1,691)
Other accrued expenses	(7,634)	(3,136)
Partner Share liability	(13,291)	(9,701)
Consumer Incentive liability	(8,698)	(10,630)
Net cash used in operating activities	(17,617)	(10,064)
Investing activities
Acquisition of property and equipment	(651)	(360)
Capitalized software development costs	(4,096)	(2,442)
Net cash used in investing activities	(4,747)	(2,802)
Financing activities
Proceeds from issuance of debt	—	30,000
Settlement of contingent consideration	(20,074)	—
Principal payments of debt	—	(4)
Proceeds from issuance of common stock	48,634	—
Deferred financing costs	(239)	(15)
Net cash provided by financing activities	28,321	29,981
Effect of exchange rates on cash, cash equivalents and restricted cash	(21)	176
Net increase in cash, cash equivalents and restricted cash	5,936	17,291
Cash, cash equivalents, and restricted cash — Beginning of period	91,830	121,985
Cash, cash equivalents, and restricted cash — End of period	$97,766	$139,276

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$97,766	$139,194
Restricted cash	—	82
Total cash, cash equivalents and restricted cash — End of period	$97,766	$139,276

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$1,862	$1,268
Amounts accrued for property and equipment	$98	$—
Amounts accrued for capitalized software development costs	$135	$—
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	$27,451	$—

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc. (“we,” “our,” “us,” the “Company,” or “Cardlytics”) is a Delaware corporation and was formed on June 26, 2008. Our company's mission is to make commerce smarter and rewarding for everyone. We work to accomplish this mission by operating an advertising platform within our own and our partners' digital channels, which includes online, mobile applications, email and various real-time notifications (the "Cardlytics platform"). We also operate a customer data platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers to perform analytics and targeted loyalty marketing and also measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants ("merchant data partners") that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including retail, restaurant, travel and entertainment, direct-to-consumer, and grocery and gas. Using our purchase intelligence, we enable marketers to reach potential customers across our network of FI partners through their digital banking accounts and present them relevant offers to save money when they are thinking about their finances.
We also operate through (1) Dosh Holdings, LLC, a wholly owned and operated subsidiary in the United States and (2) Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales.
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business, which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2023.
Equity Distribution Agreement
On January 29, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on February 9, 2024. This shelf registration statement, which includes a base prospectus, allows us to offer and sell up to a maximum aggregate offering amount of $100.0 million of our registered common stock, preferred stock, debt securities, warrants, or any combination of securities described in the prospectus in one or more offerings.
On March 18, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Evercore Group L.L.C., BofA Securities, Inc. and Cantor Fitzgerald & Co., as sales agents, pursuant to which we may issue and sell, from time to time, shares of our common stock up to a maximum aggregate offering amount of $50.0 million in “at-the-market” offerings (the “ATM Offering Program”). On March 18, 2024, we sold 3,907,600 shares of our common stock at a weighted average price per share of $12.80, for aggregate net proceeds of $48.3 million after deducting commissions and estimated offering expenses payable by us, pursuant to the Equity Distribution Agreement and completed the ATM Offering Program.
Divestitures
On December 7, 2023, we sold and transferred substantially all of the assets of HSP EPI Acquisition, LLC, a wholly-owned subsidiary ("Entertainment"), for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment.
Contingent Consideration for the Acquisition of Bridg
As part of our acquisition of Bridg and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the "Merger Agreement"), we agreed to make two earnout payments: the First Anniversary Payment Amount and the Second Anniversary Payment Amount, based on the First Anniversary ARR and the Second Anniversary ARR of Bridg (as defined in the Merger Agreement), respectively.

As of December 31, 2023, we had paid the First Anniversary Payment Amount consisting of $50.1 million of cash and 2,740,418 shares of our common stock to the Stockholder Representative, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. The remaining cash payments related to the Settlement Agreement will be paid in two tranches with $3.0 million to be paid by January 31, 2025 and $2.0 million to be paid by June 30, 2025, which are presented in our consolidated balance sheet as current and long-term contingent consideration. Refer to Refer to Note 9—Fair Value Measurements and Refer to Note 10—Commitments and Contingencies for further information about the Bridg acquisition and related contingent consideration.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets of Bridg, valuation of contingent consideration for Bridg, valuation of long-lived assets, goodwill valuation, income tax including valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
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
2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Significant Accounting Policies
There have been no changes to our significant accounting policies other than the standards adopted below. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2023, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280). The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires companies with a single reportable segment to provide all disclosures required by Topic 280. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and companies are required to apply the ASU retrospectively to all periods presented. We are currently evaluating the impact that the adoption of this standard will have on our financial statements and related disclosures.

3.     BUSINESS COMBINATIONS AND DIVESTITURES
Our historical acquisitions were accounted for as business combinations and the total purchase consideration of each was allocated to the net tangible and intangible assets and liabilities acquired based on their fair values on the acquisition dates with the remaining amounts recorded as goodwill.
During the three months ended March 31, 2024 and 2023, we incurred no cost and a $1.7 million cost, respectively, in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. These costs are included in acquisition, integration and divestiture cost on our condensed consolidated statements of operations.
Divestitures
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment.
4.     GOODWILL AND ACQUIRED INTANGIBLES
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
There have been no changes to the carrying amounts of goodwill since December 31, 2023. The carrying amounts of goodwill as of March 31, 2024 are as follows (in thousands):

	Cardlytics Platform	Bridg Platform	Consolidated
Goodwill	$159,429	$117,773	$277,202
We have assessed the triggering events criteria along with related conditions and developments as of March 31, 2024. We have determined that none of the conditions collectively constitute a triggering event. As such, we have determined that it is not more likely than not that the carrying values of our reporting units exceed their respective fair values, and an impairment test was not required as of March 31, 2024. However, future changes in assumptions or deterioration in market conditions could result in an impairment.
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
2024 Acquired Intangibles
Acquired intangible assets subject to amortization as of March 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	64,070	(36,521)	27,549	3.1
Merchant relationships	25,915	(21,320)	4,595	2.1
Total other intangible assets	$89,985	$(57,841)	$32,144

2023 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Divestiture of Entertainment	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$2,315	$(1,802)	$(513)	$—	0.0
Developed technology	64,070	(33,838)	(449)	29,783	3.4
Merchant relationships	25,915	(16,784)	(3,985)	5,146	2.4
Total other intangible assets	$92,300	$(52,424)	$(4,947)	$34,929
Amortization expense of acquired intangibles during the three months ended March 31, 2024 and 2023 was $2.8 million and $3.5 million, respectively.
As of March 31, 2024, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2024 (remaining nine months)	8,338
2025	11,117
2026	9,674
2027	3,015
Thereafter	—
Total expected future amortization expense	$32,144
5.     REVENUE
The Cardlytics platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $37.6 million and $31.3 million during the three months ended March 31, 2024 and 2023, respectively. We pay certain partners a negotiated and fixed percentage of our Billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
The Cardlytics platform is priced predominantly in two ways: (1) Cost per Served Sale ("CPS"), and (2) Cost per Redemption ("CPR").
•CPS. Our primary pricing model is CPS. We generate Revenue by charging a percentage, which we refer to as the CPS Rate, of all purchases from the marketer by consumers who (1) are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS Rates for marketers based on our expectation of the marketer’s return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of Billings. However, if the amount of Consumer Incentives exceeds the amount of Billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. This has occurred infrequently and has been immaterial in amount for each of the periods presented. In some instances, we may also charge the marketer the Consumer Incentive, in which case the marketer determines the level of Consumer Incentive for the campaign.

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
The following table summarizes Revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost per Served Sale	$40,031	$39,270
Cost per Redemption	21,507	17,935
Other	695	1,825
Cardlytics Platform Revenue	$62,233	$59,030
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
The following table summarizes Revenue from the Bridg platform (in thousands):

	Three Months Ended March 31,
	2024	2023
Bridg Platform Revenue	$5,375	$5,301

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	March 31, 2024	December 31, 2023
Contract assets, current	Accounts receivable and contract assets, net	$66	$41
Total contract assets		$66	$41

Contract liabilities, current	Deferred Revenue	$1,994	$2,204
Contract liabilities, long-term	Long-term deferred Revenue	50	67
Total contract liabilities		$2,044	$2,271
During the three months ended March 31, 2024, we recognized $2.0 million of Revenue related to amounts that were included in deferred Revenue as of December 31, 2023.
The following information represents the total transaction price for the remaining performance obligations as of March 31, 2024 related to contracts expected to be recognized over future periods. This includes deferred Revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as Revenue in future periods. As of March 31, 2024, we had $35.8 million of remaining performance obligations, of which $12.1 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction Revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.

6.     LEASES
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2024 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	March 31, 2024	December 31, 2023
Operating lease assets	Right-of-use assets under operating leases, net	$8,342	$7,310
Finance lease assets	Property and equipment, net	5	14
Total lease assets		8,347	7,324

Operating lease liabilities, current	Current operating lease liabilities	2,079	2,127
Operating lease liabilities, long-term	Long-term operating lease liabilities	7,652	6,391
Finance lease liabilities, current	Accrued expenses	9	10
Total lease liabilities		$9,740	$8,528
7.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Line of Credit	$30,000	$30,000
2020 Convertible Senior Notes, net	227,870	227,504
Total debt	$257,870	$257,504
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest related to our 2020 Convertible Senior Notes of less than $0.1 million and $0.9 million, respectively, as of March 31, 2024 and December 31, 2023.
2020 Convertible Senior Notes
On September 22, 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025 (the "2020 Convertible Senior Notes"), including the exercise in full of the initial purchasers' option to purchase up to an additional $30.0 million principal amount of the 2020 Convertible Senior Notes. The 2020 Convertible Senior Notes were issued pursuant to an indenture, dated September 22, 2020 (the "2020 Indenture"), between us and U.S. Bank National Association, as trustee. The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of the capped call transactions described below.
On April 1, 2024 we issued convertible senior notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029. The net proceeds from this offering were an estimated $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expenses payable by us. Subsequent to March 31, 2024, we used approximately $169.3 million, consisting of the net proceeds from the offering, together with cash on hand, to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes. Refer to Note 13—Subsequent Events for further details.
The 2020 Convertible Senior Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The 2020 Convertible Senior Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The 2020 Convertible Senior Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2020 Convertible Senior Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined in the 2020 Indenture) per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the 2020 Convertible Senior Notes on each such trading day; (3) if we call such 2020 Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the 2020 Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of December 31, 2023, and thus the 2020 Convertible Senior Notes are not convertible at the option of the holders during the quarter ending June 30, 2024 based on the stock price conditions. The 2020 Convertible Senior Notes may be convertible in the future if the stock price condition is satisfied during future measurement periods or if another conversion condition is satisfied. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2020 Convertible Senior Notes may convert all or any portion of their 2020 Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the 2020 Indenture.
The conversion rate for the 2020 Convertible Senior Notes is initially 11.7457 shares of common stock per $1,000 principal amount of 2020 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $85.14 per share of common stock. The conversion rate for the 2020 Convertible Senior Notes is subject to adjustment under certain circumstances in accordance with the terms of the 2020 Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2020 Convertible Senior Notes or if we deliver a notice of redemption in respect of the 2020 Convertible Senior Notes, we will, in certain circumstances, increase the conversion rate of the 2020 Convertible Senior Notes for a holder who elects to convert its 2020 Convertible Senior Notes in connection with such a corporate event or convert its notes called for redemption during the related redemption period (as defined in the 2020 Indenture), as the case may be.
We may redeem for cash all or any portion of the 2020 Convertible Senior Notes, at our option, prior to the 36th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the 2020 Convertible Senior Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2020 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2020 Convertible Senior Notes. If we elect to redeem less than all of the 2020 Convertible Senior Notes, at least $75.0 million aggregate principal amount of 2020 Convertible Senior Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.
If we undergo a Fundamental Change (as defined in the 2020 Indenture), then, except as set forth in the 2020 Indenture, holders may require, subject to certain exceptions, us to repurchase for cash all or any portion of their 2020 Convertible Senior Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2020 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The 2020 Convertible Senior Notes were historically accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the 2020 Convertible Senior Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument was computed using a discount rate of 6.50%, which was determined by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the 2020 Convertible Senior Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the 2020 Convertible Senior Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.
The net carrying amount of the liability component of the 2020 Convertible Senior Notes is as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal	$230,000	$230,000
Minus: Unamortized issuance costs	(2,130)	(2,496)
Net carrying amount of the liability component	$227,870	$227,504

Interest expense recognized related to the 2020 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense (due in cash)	$575	$575
Amortization of debt issuance costs	365	365
Total interest expense related to the 2020 Convertible Senior Notes	$940	$940
Effective interest rate	1.64%	1.64%
Capped Call Transactions
In connection with the issuance of the 2020 Convertible Senior Notes, we entered into privately negotiated capped call transactions (the "Capped Calls") with an affiliate of one of the initial Note purchasers and certain other financial institutions. The Capped Calls are intended to reduce potential dilution to our common stock upon any conversion of 2020 Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2020 Convertible Senior Notes, as the case may be. The Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $26.5 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in the accompanying condensed consolidated balance sheet.
The Capped Calls each have an initial strike price of $85.14 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2020 Convertible Senior Notes. The Capped Calls have an initial cap price of $128.51 per share, subject to certain adjustments.
2018 Loan Facility
In April 2022, we amended our loan facility with Pacific Western Bank (the "2018 Loan Facility") to increase the capacity of our asset-backed revolving line of credit (the "2018 Line of Credit") from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024, and further stated that if we had positive Adjusted EBITDA by December 31, 2023, we could extend the maturity date of the loan to April 29, 2025. Additionally with this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of Adjusted Contribution and a minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. In November 2022, we amended our 2018 Loan Facility to modify the eligible account receivable to exclude U.K. accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of Adjusted Contribution. In February 2023, we amended our 2018 Loan Facility to remove and replace the former Adjusted Contribution covenant with a requirement to maintain a minimum level of Adjusted EBITDA. In May 2023, we amended our 2018 Loan Facility to modify the covenants related to the maximum amount of cash we are allowed to pay for the First Anniversary Payment Amount and Second Anniversary Payment Amount under the Merger Agreement. In February 2024, we amended our 2018 Loan Facility to increase the ability to borrow up to 75% of the amount of our eligible accounts receivable, adjusted the required minimum level of Adjusted EBITDA and increased the interest rate to the prime rate plus 0.25%. We also confirmed the extension of the maturity date of the loan to April 29, 2025.
The 2018 Loan Facility includes customary representations, warranties and covenants (affirmative and negative), including restrictive covenants that prohibit mergers, acquisitions, dispositions of assets, incurrence of indebtedness, encumbrances on our assets and the payment or declaration of dividends, in each case subject to specified exceptions.
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
As of March 31, 2024, we had borrowed $30.0 million, which we paid down subsequent to March 31, 2024. Interest on advances under the 2018 Line of Credit bore an interest rate equal to the prime rate plus 0.25%. During the three months ended March 31, 2024, we incurred approximately $0.7 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of March 31, 2024, we had $29.5 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of March 31, 2024.

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
On July 18, 2022, our Board of Directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board of Directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. As of March 31, 2024, there were 41,539 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Delivery costs	$643	$568
Sales and marketing expense	3,141	3,053
Research and development expense	3,950	4,085
General and administration expense	3,251	262
Total stock-based compensation expense	$10,985	$7,968
During the three months ended March 31, 2024 and 2023, we capitalized $1.3 million and $0.4 million of stock-based compensation expense for software development, respectively.
Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2023	5,485	$15.70	2.01	$68,092
Granted	2,357	14.83
Vested	(941)	9.44
Forfeited	(132)	13.81
Unvested — March 31, 2024	6,769	$16.31	1.92	$89,251
During the three months ended March 31, 2024, we granted 2,356,940 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to March 31, 2024, we granted 205,300 RSUs to employees and non-employee directors, which have vesting periods of one to two years. Unamortized stock-based compensation expense related to these RSUs totaled $2.7 million.
Performance-based RSUs
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
In September 2021, we granted 6,666 PSUs that have the same unmet vesting conditions of the 2020 PSUs, 6,667 PSUs which have the same unmet Revenue target vesting condition of the 2021 PSUs and 2020 PSUs which have the same unmet different Revenue target vesting condition of the 2021 PSUs as described below. As discussed below, we concluded that the achievement of the 2020 PSUs and 2021 PSUs is no longer probable and have reversed the previously recognized cumulative expense in the respective period in which the 2020 PSUs and 2021 PSUs were determined to no longer be achievable. As of April 1, 2024, the 2020 PSU was forfeited as the performance condition was not met during the performance period.
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
Additionally, in April 2021, we granted 10,000 performance-based restricted stock units that have the same unmet vesting condition as the 2020 PSUs based on a minimum ARPU target over a trailing 12-month period as described below.
In April 2020, we granted 476,608 performance-based restricted stock units ("2020 PSUs"), of which 443,276 units have a performance-based vesting condition based on a minimum average Revenue per user ("ARPU") target over a trailing 12-month period and 33,332 units have the same performance-based vesting conditions as those that unmet at the time under the 2019 PSUs described above. ARPU is a performance metric defined within Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The ARPU vesting condition must be achieved within four years of the grant date. Upon the vesting event, 50% of the award vests immediately, 25% of the award vests six months after achievement date and 25% of the award vests 12 months after the achievement date. During the year-ended December 31, 2022, we reassessed the likelihood of achieving the 2020 PSUs performance-based vesting condition and concluded the achievement is no longer probable. As a result of the change in estimate, we have recognized the cumulative expense associated with the 2020 PSUs from the grant date as a benefit to stock-based compensation during the year ended December 31, 2022. On April 1, 2024, the 2020 PSU was forfeited as the performance condition was not met during the performance period.
With the exception of the 2021 and 2022 PSUs, and any other PSUs tied to these vesting conditions, we believe that the achievement of all of the above referenced performance-based vesting conditions are probable before the awards' respective expiration dates.
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
Included in the fair value table are cash equivalents and contingent consideration. Cash equivalents are comprised of money market funds and U.S. treasury bills stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. The contingent consideration for the acquisition of Bridg is composed of the payments per the Settlement Agreement. The fair value of cash equivalents and contingent consideration in connection with the Bridg acquisition are as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$23,175	$—	$—	$23,175
US Treasury Bills	5,979	—	—	5,979
Total cash equivalents at fair value	$29,154	$—	$—	$29,154

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$39,398	$39,398
Long-term contingent consideration	—	—	4,162	4,162
Total liabilities	$—	$—	$43,560	$43,560

The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$43,560	$104,121
Decrease due to earnout settlement	(45,114)	—
Change in contingent consideration	5,817	(34,584)
Reclassification due to remaining payments being fixed per Settlement Agreement	(4,263)	—
Ending balance	$—	$69,537
As part of our acquisition of Bridg and pursuant to the terms of the Merger Agreement, we agreed to make two earnout payments: the First Anniversary Payment Amount and the Second Anniversary Payment Amount, based on the First Anniversary ARR and the Second Anniversary ARR of Bridg (as defined in the Merger Agreement), respectively.
As of December 31, 2023, we had paid the First Anniversary Payment Amount consisting of $50.1 million of cash and 2,740,418 shares of our common stock to the Stockholder Representative, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
On January 25, 2024, we entered into the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. The remaining cash payments related to the Settlement Agreement will be paid in two tranches with $3.0 million to be paid by January 31, 2025 and $2.0 million to be paid by June 30, 2025, which are presented in our consolidated balance sheet as current and long-term contingent consideration.
As of March 31, 2024, the contingent consideration is valued at $4.3 million, exclusive of $0.3 million in broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. We determined the present value of the contingent consideration by discounting the future payments to be paid by January 31, 2025 and June 30, 2025. As the remaining payments are fixed as per the Settlement Agreement, the contingent consideration is no longer subject to ASC 820, Fair Value Measurement.
10.     COMMITMENTS AND CONTINGENCIES
Commitments
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall through June 30, 2024. As of March 31, 2024, we paid $2.4 million of our shortfall. During the three months ended March 31, 2023, we recognized $1.3 million of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
Other Commitments
In January 2023, we renewed a cloud hosting arrangement guaranteeing an aggregated spend of $13.5 million over a 12 month period. In January 2024, we renewed our agreement guaranteeing an aggregated spend of $17.0 million each year over the next 36 month period.
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 6—Leases for further details. In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025. Refer to Note 7—Debt and Financing Arrangements for further details. Subsequent to March 31, 2024 we partially paid down the 2020 Convertible Senior Notes and issued 2024 Convertible Senior Notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029. Refer to Note 13—Subsequent Events for further details.

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
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. After review of the determination by the independent accountant, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking declaratory judgment that a certain portion of the independent accountant's determination related to the First Anniversary ARR be stricken as null and void. Subsequently, on January 25, 2024, we entered into the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, including the First Anniversary Payment Amount, pursuant to which we agreed to pay $25 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses and to dismiss our verified complaint in the Delaware Court of Chancery.
We are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Refer to Refer to Note 9—Fair Value Measurements for further information about the Bridg acquisition and related contingent consideration.

11.     EARNINGS PER SHARE
The computations of the numerators and denominators of diluted Net (Loss) Income per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (Loss) Income, basic	$(24,275)	$13,608
Plus: interest expense, net of tax attributable to assumed conversion of Convertible Senior Notes	—	940
Net (Loss) Income, diluted	$(24,275)	$14,548

Denominator:
Weighted-average common shares outstanding, basic	43,248	33,595
Plus: dilutive effect of assumed conversion of Convertible Senior Notes	—	2,701
Plus: dilutive effect of assumed conversion of restricted stock units	—	144
Plus: dilutive effect of assumed conversion of common stock options	—	2
Plus: dilutive effect of assumed issuance of common stock pursuant to the ESPP	—	285
Weighted-average common shares outstanding, diluted	43,248	36,727

Net (Loss) Income per share, basic	$(0.56)	$0.41
Net (Loss) Income per share, diluted	$(0.56)	$0.40
The following securities for the three months ended March 31, 2024 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

Three Months Ended March 31,
2024
Common stock options	59
Convertible Senior Notes	2,701
Unvested restricted stock units	6,769
Common stock issuable pursuant to the ESPP	171
12.     SEGMENTS
As of March 31, 2024, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's Revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Revenue and Adjusted Contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.

The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Cardlytics platform
Revenue	$62,233	$59,030
Minus: Partner Share and other third-party costs	30,412	33,175
Adjusted Contribution	$31,821	$25,855
Bridg platform
Revenue	$5,375	$5,301
Minus: Partner Share and other third-party costs	131	209
Adjusted Contribution	$5,244	$5,092
Consolidated
Revenue	$67,608	$64,331
Minus: Partner Share and other third-party costs	30,543	33,384
Adjusted Contribution	$37,065	$30,947
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
The following table presents a reconciliation of income (loss) before income taxes presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Three Months Ended March 31,
	2024	2023
Adjusted Contribution	$37,065	$30,947
Minus:
Delivery costs	6,173	6,424
Sales and marketing expense	14,118	13,948
Research and development expense	13,048	11,564
General and administration expense	14,485	13,070
Acquisition, integration and divestiture costs	—	1,723
Change in contingent consideration	5,817	(34,584)
Depreciation and amortization expense	6,250	6,575
Total other expense	1,449	(1,381)
Income (loss) before income taxes	$(24,275)	$13,608

The following tables provide geographical information (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
United States	$62,534	$61,081
United Kingdom	5,074	3,250
Total	$67,608	$64,331

	March 31, 2024	December 31, 2023
Property and equipment, net:
United States	$2,832	$3,244
United Kingdom	74	79
Total	$2,906	$3,323
Capital expenditures within the United Kingdom totaled less than $0.1 million for each period during the three months ended March 31, 2024 and 2023.
Concentrations of Risk
Cash and Cash Equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts, demand deposit accounts and U.S. Treasury Bills that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held with six financial institutions, which are of high credit quality.
Marketers
Beginning in the period ending December 31, 2023, we define a marketer as a customer who has a distinct contractual relationship with us, rather than aggregating by parent company. We believe this is a more accurate representation for how marketing budgets are managed at our customer level. This methodology change in our aggregation impacts how we calculate our revenue and accounts receivable concentration and we changed the prior year presentation to be in conformity.
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the three months ended March 31, 2024 and 2023, our top five marketers accounted for 21% and 16% of our Revenue, respectively, with no marketer accounting for over 10%. As of March 31, 2024 and 2023, our top five marketers accounted for 21% and 16% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
During the three months ended March 31, 2024 and 2023 our top three FI partners combined to account for over 90% and 70% of the total Partner Share we paid to all partners, respectively, with the top FI partner representing over 50% for each period and the second and third largest FI partners representing over 15% and 10% of Partner Share, respectively. No other partner accounted for over 10% of Partner Share during these periods.

13.     SUBSEQUENT EVENTS
2024 Convertible Senior Notes
On April 1, 2024, we issued of $172.5 million principal amount of its 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes") in a private offering (the "Offering"), including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of 2024 Convertible Senior Notes. The net proceeds from this offering were an estimated $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expense payable by us. The 2024 Convertible Senior Notes were issued pursuant to, and are governed by, an Indenture, dated as of April 1, 2024, between us and U.S. Bank Trust Company, National Association, as Trustee.
The 2024 Convertible Senior Notes will accrue interest at a rate of 4.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2024 Convertible Senior Notes will mature on April 1, 2029, unless earlier converted or repurchased by us. Before January 2, 2029, noteholders will have the right to convert their 2024 Convertible Senior Notes only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2024, if the last reported sale price per share of the our common stock, $0.0001 par value per share, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the "measurement period") if the trading price per $1,000 principal amount of 2024 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the common stock, as described in the Indenture; and (iv) at any time from, and including, January 2, 2029 until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 55.4939 shares of common stock per $1,000 principal amount of 2024 Convertible Senior Notes, which represents an initial conversion price of approximately $18.02 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a "Make-Whole Fundamental Change" (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
If a "Fundamental Change" (as defined in the Indenture) occurs, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their 2024 Convertible Senior Notes at a cash repurchase price equal to the principal amount of the 2024 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to the common stock.
We used approximately $169.3 million, consisting of the net proceeds from the Offering, together with cash on hand, to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the Offering through one of the initial purchasers or one of its affiliates, as our agents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the SEC on March 14, 2024.
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; anticipated payments under the Merger Agreement with Bridg; and anticipated Partner Share commitment shortfall payments. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled "Risk Factors," set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Key Performance Metrics

	Three Months Ended March 31,
in thousands except per user amounts	2024	2023
Cardlytics MAUs	168,539	158,149
Cardlytics ARPU	$0.40	$0.41
Cardlytics Monthly Active Users ("MAUs")
We define MAUs as targetable customers that have logged in and visited online or mobile applications containing offers, opened an email containing an offer, or redeemed an offer from the Cardlytics platform during a monthly period. We then calculate a monthly average of these MAUs for the periods presented. We believe that MAUs is an indicator of the Cardlytics platform's ability to drive engagement and is reflective of the marketing base that we offer to marketers. Beginning as of September 30, 2023, we are reporting only the total number of unique targetable customers within each FI, which we have applied to our reporting for current and prior periods in this Form 10-Q.

	Three Months Ended March 31,		Change
in thousands	2024	2023	#	%
Cardlytics MAUs	168,539	158,149	10,390	7
During the three months ended March 31, 2024, Cardlytics MAUs increased by 10.4 million compared to the three months ended March 31, 2023 primarily driven by an increase in new MAUs.
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

	Three Months Ended March 31,		Change
	2024	2023	$	%
Cardlytics ARPU	$0.40	$0.41	$(0.01)	(2)
During the three months ended March 31, 2024, Cardlytics ARPU decreased by $0.01 compared to the three months ended March 31, 2023 as a result of a $3.3 million increase in Revenue and a 10.4 million increase in Cardlytics MAUs.
Non-GAAP Metrics

	Three Months Ended March 31,
in thousands	2024	2023
Revenue	$67,608	$64,331
Billings	$105,216	$95,626
Gross Profit	$30,892	$24,523
Adjusted Contribution	$37,065	$30,947
Net (Loss) Income	$(24,275)	$13,608
Adjusted EBITDA	$226	$(6,091)
Adjusted Net Loss	$(4,054)	$(9,216)
Net cash used in operating activities	$(17,617)	$(10,064)
Free Cash Flow	$(22,364)	$(12,866)

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
Adjusted EBITDA
Adjusted EBITDA represents our Net (Loss) Income before interest expense, net; depreciation and amortization; stock-based compensation expense; foreign currency loss (gain); acquisition, integration and divestiture costs; and change in contingent consideration; and, in applicable periods, certain other income and expense items, such as impairment of goodwill and intangible assets; loss on divestiture; restructuring and reduction of force; income tax benefit; and deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, and foreign currency loss (gain) are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net income in order to calculate Adjusted EBITDA.
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

Adjusted Net Loss
We define Adjusted Net Loss as our Net (Loss) Income before stock-based compensation expense; foreign currency loss (gain); acquisition, integration and divestiture costs; amortization of acquired intangibles; and change in contingent consideration; and, in applicable periods, certain other income and expense items, such as impairment of goodwill and intangible assets; loss on divestiture; restructuring and reduction of force; and income tax benefit. We define Adjusted Net Loss per share as Adjusted Net Loss divided by our weighted-average common shares outstanding, diluted.
Free Cash Flow
We define Free Cash Flow as net cash used in operating activities, plus acquisition of property and equipment and capitalized software development costs and, in applicable periods, acquisition of patents. We believe free cash flow is useful to measure the funds generated in a given period that are available for distribution or to sustain the business. We believe this supplemental information enhances stockholders' ability to evaluate our performance.
Results of Non-GAAP Measures
Billings

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Cardlytics Billings	$105,216	$95,626	$9,590	10
During the three months ended March 31, 2024, Billings increased by $9.6 million compared to the three months ended March 31, 2023 primarily driven by a $7.0 million increase in net sales to existing marketers, an increase of $4.4 million in sales to new marketers, partially offset by $1.8 million loss due to the sale of Entertainment.
The following table presents a reconciliation of Billings to Revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Consolidated
Revenue	$67,608	$64,331
Plus:
Consumer Incentives	37,608	31,295
Billings	$105,216	$95,626
Cardlytics platform
Revenue	$62,233	$59,030
Plus:
Consumer Incentives	37,608	31,295
Billings	$99,841	$90,325
Bridg platform
Revenue	$5,375	$5,301
Plus:
Consumer Incentives	—	—
Billings	$5,375	$5,301

Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Consolidated
Revenue	$67,608	$64,331
Minus:
Partner Share and other third-party costs	30,543	33,384
Delivery costs(1)	6,173	6,424
Gross Profit	30,892	24,523
Plus:
Delivery costs(1)	6,173	6,424
Adjusted Contribution	$37,065	$30,947
Cardlytics platform
Revenue	$62,233	$59,030
Minus:
Partner Share and other third-party costs	30,412	33,175
Delivery costs(1)	4,723	4,693
Gross Profit	27,098	21,162
Plus:
Delivery costs(1)	4,723	4,693
Adjusted Contribution	$31,821	$25,855
Bridg platform
Revenue	$5,375	$5,301
Minus:
Partner Share and other third-party costs	131	209
Delivery costs(1)	1,450	1,731
Gross Profit	3,794	3,361
Plus:
Delivery costs(1)	1,450	1,731
Adjusted Contribution	$5,244	$5,092
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.6 million for each of three months ended March 31, 2024 and 2023.

Adjusted EBITDA
The following table presents a reconciliation of adjusted EBITDA to Net (Loss) Income, the most directly comparable GAAP measure (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (Loss) Income	$(24,275)	$13,608
Plus:
Interest expense, net	819	8
Depreciation and amortization	6,250	6,575
Stock-based compensation expense	10,985	7,968
Foreign currency loss (gain)	630	(1,389)
Acquisition, integration and divestiture costs	—	1,723
Change in contingent consideration	5,817	(34,584)
Adjusted EBITDA	$226	$(6,091)
The following table presents a reconciliation of adjusted EBITDA to Adjusted Contribution, the most directly comparable segment income measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Consolidated
Adjusted Contribution	$37,065	$30,947
Minus:
Delivery costs	6,173	6,424
Sales and marketing expense	14,118	13,948
Research and development expense	13,048	11,564
General and administration expense	14,485	13,070
Stock-based compensation expense	(10,985)	(7,968)
Adjusted EBITDA	$226	$(6,091)
Cardlytics platform
Adjusted Contribution	$31,821	$25,855
Minus:
Delivery costs	4,723	4,693
Sales and marketing expense	11,414	11,547
Research and development expense	11,115	10,327
General and administration expense	13,427	13,330
Stock-based compensation expense	(9,779)	(8,103)
Adjusted EBITDA	$921	$(5,939)
Bridg platform
Adjusted Contribution	$5,244	$5,092
Minus:
Delivery costs	1,450	1,731
Sales and marketing expense	2,704	2,401
Research and development expense	1,933	1,237
General and administration expense	1,058	(260)
Stock-based compensation expense	(1,206)	135
Adjusted EBITDA	$(695)	$(152)

Adjusted Net Loss
The following table presents a reconciliation of Adjusted Net Loss to Net (Loss) Income, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (Loss) Income	$(24,275)	$13,608
Plus:
Stock-based compensation expense	10,985	7,968
Foreign currency loss (gain)	630	(1,389)
Acquisition, integration and divestiture costs	—	1,723
Amortization of acquired intangibles	2,789	3,458
Change in contingent consideration	5,817	(34,584)
Adjusted Net Loss	$(4,054)	$(9,216)
Weighted-average number of shares of common stock used in computing Adjusted Net Loss per share:
Weighted-average common shares outstanding, diluted	43,248	36,727
Adjusted Net Loss per share, diluted	$(0.09)	$(0.25)
Free Cash Flow
The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(17,617)	$(10,064)
Plus:
Acquisition of property and equipment	(651)	(360)
Capitalized software development costs	(4,096)	(2,442)
Free Cash Flow	$(22,364)	$(12,866)
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
Change in Contingent Consideration
Our acquisition of Bridg included a component of contingent consideration to be paid to the sellers if certain performance levels were achieved by Bridg over a specific period of time. Contingent consideration is initially recorded at fair value on the acquisition date based, in part, on a range of estimated probabilities for achievement of these performance levels. The fair value is periodically adjusted as actual performance levels become known and updates are made to the estimated probabilities for future performance. A gain or loss is recognized in the income statement for fair value adjustments. If we make additional acquisitions, it is possible that we will incur gains or losses in the future due to the change in contingent consideration.
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
Foreign Currency (Loss) Gain
Foreign currency (loss) gain consists primarily of gains and losses on foreign currency transactions.
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$67,608	$64,331
Costs and expenses:
Partner Share and other third-party costs	30,543	33,384
Delivery costs	6,173	6,424
Sales and marketing expense	14,118	13,948
Research and development expense	13,048	11,564
General and administrative expense	14,485	13,070
Acquisition, integration and divestiture cost	—	1,723
Change in contingent consideration	5,817	(34,584)
Depreciation and amortization expense	6,250	6,575
Total costs and expenses	90,434	52,104
Operating (Loss) Income	(22,826)	12,227
Other expense:
Interest expense, net	(819)	(8)
Foreign currency (loss) gain	(630)	1,389
Total other (expense) income	(1,449)	1,381
Net (Loss) Income before income taxes	(24,275)	13,608
Net (Loss) Income	$(24,275)	$13,608
Comparison of Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Billings	$105,216	$95,626	$9,590	10%
Consumer Incentives	37,608	31,295	6,313	20
Revenue	$67,608	$64,331	$3,277	5%
% of Billings	64%	67%
The $3.3 million increase in Revenue during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was comprised of a $9.6 million increase in Billings and a $6.3 million increase in Consumer Incentives. Consumer Incentives grew at a higher rate than Billings during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to optimization of our targeting capabilities.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Partner Share and other third-party costs	$30,543	$33,384	$(2,841)	(9)%
% of Revenue	45%	52%
Partner Share and other third-party costs decreased by $2.8 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease of $1.3 million due to a Partner Share commitment shortfall accrual in 2023 that did not reoccur in 2024. Excluding this shortfall commitment, the balance in Partner Share and other third-party costs decreased by $1.5 million. The decrease is primarily driven by a renegotiation of terms with a certain FI Partner and changes in Partner Share mix.
Delivery Costs

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Delivery costs excluding stock-based compensation expense	$5,530	$5,856	$(326)	(6)%
Plus:
Stock-based compensation expense	643	568	75	13
Total delivery costs	$6,173	$6,424	$(251)	(4)%
% of Revenue	9%	10%
Total delivery costs decreased by $0.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Delivery costs excluding stock-based compensation decreased by $0.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by $0.6 million decrease in data storage costs, a $0.1 million decrease in professional fees and a $0.1 million decrease in staff expense, partially offset by a $0.4 million increase in incentive compensation.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Sales and marketing expense excluding stock-based compensation expense	$10,977	$10,895	$82	1%
Plus:
Stock-based compensation expense	3,141	3,053	88	3
Total sales and marketing expense	$14,118	$13,948	$170	1%
% of Revenue	21%	22%
Total sales and marketing expenses increased by $0.2 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Sales and marketing expense excluding the impact of stock-based compensation increased by $0.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a $0.7 million increase in incentive compensation, partially offset by a $0.3 million decrease in staff expense, a $0.2 million decrease in marketing events and a $0.1 million decrease in professional fees.

Research and Development Expense

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Research and development expense excluding stock-based compensation expense	$9,098	$7,479	$1,619	22%
Plus:
Stock-based compensation expense	3,950	4,085	(135)	(3)
Total research and development expense	$13,048	$11,564	$1,484	13%
% of Revenue	19%	18%
Total research and development expense increased by $1.5 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Research and development expense excluding stock-based compensation increased by $1.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2024, primarily due to a $1.7 million increase in incentive compensation and a $0.5 million increase in data storage and software licenses, primarily offset by a $0.5 million decrease in staff expense and a $0.1 million decrease in consulting fees.
General and Administrative Expense

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
General and administrative expense excluding stock-based compensation expense	$11,234	$12,808	$(1,574)	(12)%
Plus:
Stock-based compensation expense	3,251	262	2,989	n/a
Total general and administrative expense	$14,485	$13,070	$1,415	11%
% of Revenue	21%	20%
Total general and administrative expense increased by $1.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. General and administrative expense excluding stock-based compensation decreased by $1.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a $1.4 million decrease in professional fees, a $1.0 million decrease in software licenses, a $0.6 million decrease in staff expense, a $0.5 million decrease in facility expenses, a $0.4 million decrease in data storage expense, partially offset by a $1.7 million increase in bad debt, and a $0.6 million increase in incentive compensation.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Delivery costs	$643	$568	$75	13%
Sales and marketing expense	3,141	3,053	88	3
Research and development expense	3,950	4,085	(135)	(3)
General and administrative expense	3,251	262	2,989	n/a
Total stock-based compensation expense	$10,985	$7,968	$3,017	38%
% of Revenue	16%	12%
Stock-based compensation expense increased by $3.0 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by higher forfeitures related to executive departures that occurred during the three months ended March 31, 2023.

Acquisition, integration and divestiture cost

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Acquisition, integration and divestiture cost	$—	$1,723	$(1,723)	(100)
% of Revenue	—%	3%
During the three months ended March 31, 2024 and 2023 we incurred zero and a $1.7 million cost, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg.
Change in contingent consideration

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Change in contingent consideration	$5,817	$(34,584)	$40,401	n/a
% of Revenue	9%	—%
During the three months ended March 31, 2024 and 2023, we recognized a loss of $5.8 million and a gain of $34.6 million, respectively, related to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 9—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Depreciation and amortization expense	$6,250	$6,575	$(325)	(5)%
% of Revenue	9%	10%
Depreciation and amortization expense decreased by $0.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease in the acquisition of property and equipment and fully amortized intangibles.
Interest Expense, Net

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Interest expense	$(1,731)	$(1,123)	$(608)	54%
Interest income	816	1,115	(299)	(27)
Interest expense, net	$(819)	$(8)	$(811)	n/a
% of Revenue	(1)%	—%
Interest expense, net increased by $0.8 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of the 2018 Loan Facility, which had $30.0 million outstanding during the entirety of the three months ended March 31, 2024, but was only outstanding for a partial period during the three months ended March 31, 2023.
Foreign Currency (Loss) Gain

	Three Months Ended March 31,		Change
in thousands	2024	2023	$	%
Foreign currency (loss) gain	$(630)	$1,389	$(2,019)	n/a
% of Revenue	(1)%	2%

Foreign currency (loss) gain was a loss of $0.6 million during the three months ended March 31, 2024 compared to foreign currency (loss) gain of $1.4 million during the three months ended March 31, 2023, primarily due to the decrease in the value of the British pound relative to the U.S. dollar.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$97,766	$91,830
Working capital(1)	115,705	52,779
Accounts receivable and contract assets, net	105,164	120,622
Unused available borrowings	29,452	16,688
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts, demand deposit accounts and U.S. Treasury Bills. As of March 31, 2024, our demand deposit accounts and our money market account earned approximately 5.0% annual rate of interest. As of March 31, 2024, our U.S. Treasury Bills earned approximately 5.3% annual rate of interest. As of March 31, 2024, $2.7 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics U.K. Limited is not considered indefinitely invested, we do not have any current plans to repatriate these funds.
Through March 31, 2024, we have incurred accumulated net losses of $1,135.5 million since inception, including net loss of $24.3 million for the three months ended March 31, 2024, respectively. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.
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
Sources of Material Cash Requirements
Partner Share Commitment
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall through June 30, 2024. As of March 31, 2024, we paid $2.4 million of our shortfall. During the three months ended March 31, 2023, we recognized $1.3 million of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
Contingent consideration for the acquisition of Bridg
On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. The remaining cash payments related to the Settlement Agreement will be paid in two tranches with $3.0 million to be paid by January 31, 2025 and $2.0 million to be paid by June 30, 2025, which is presented in our consolidated balance sheet as long-term contingent consideration.

As of March 31, 2024, the contingent consideration is valued at $4.3 million, exclusive of $0.3 million in broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. We determined the present value of the contingent consideration by discounting the future payments to be paid by January 31, 2025 and June 30, 2025. As the remaining payments are fixed as per the Settlement Agreement, the contingent consideration is no longer subject to ASC 820, Fair Value Measurement.
Sources of Funds
Equity Distribution Agreement
On January 29, 2024, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on February 9, 2024. This shelf registration statement, which includes a base prospectus, allows us to offer and sell up to a maximum aggregate offering amount of $100.0 million of our registered common stock, preferred stock, debt securities or warrants, or any combination of securities described in the prospectus in one or more offerings.
On March 18, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Evercore Group L.L.C., BofA Securities, Inc. and Cantor Fitzgerald & Co., as sales agents, pursuant to which we may issue and sell, from time to time, shares of our common stock up to a maximum aggregate offering amount of $50.0 million in “at-the-market” offerings (the “ATM Offering Program”). On March 18, 2024, we sold 3,907,600 shares of our common stock at a weighted average price per share of $12.80, for aggregate net proceeds of $48.3 million after deducting commissions and estimated offering expenses payable by us, pursuant to the Equity Distribution Agreement and completed the ATM Offering Program.
2020 Convertible Senior Notes
On September 22, 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025 (the "2020 Convertible Senior Notes"), including the exercise in full of the initial purchasers' option to purchase up to an additional $30.0 million principal amount of the 2020 Convertible Senior Notes. The 2020 Convertible Senior Notes were issued pursuant to an indenture, dated September 22, 2020 (the "2020 Indenture"), between us and U.S. Bank National Association, as trustee. The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 7—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the contingent consideration.
Subsequent to March 31, 2024, we partially paid down the 2020 Convertible Senior Notes at prices below par and issued convertible senior notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029 as described below.
2024 Convertible Senior Notes
On April 1, 2024, we issued of $172.5 million principal amount of its 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes") in a private offering (the "Offering"), including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of 2024 Convertible Senior Notes. The net proceeds from this offering were an estimated $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expenses payable by us. The 2024 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of April 1, 2024, between us and U.S. Bank Trust Company, National Association, as trustee. We used approximately $169.3 million, consisting of the net proceeds from the Offering, together with cash on hand, to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the Offering through one of the initial purchasers or one of its affiliates, as our agents.
2018 Loan Facility
In April 2022, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024, and further stated that if we had positive Adjusted EBITDA by December 31, 2023, we could extend the maturity date of the loan to April 29, 2025. Additionally with this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of Adjusted Contribution and a minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. In November 2022, we amended our 2018 Loan Facility to modify the eligible account receivable to exclude UK accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of Adjusted Contribution. In February 2023, we amended our 2018 Loan Facility to remove and replace the former Adjusted Contribution covenant with a requirement to maintain a minimum level of Adjusted EBITDA. In May 2023, we amended our 2018 Loan Facility to modify the covenants related to the maximum amount of cash we are allowed to pay for the First Anniversary Payment Amount and Second Anniversary Payment Amount under the Merger Agreement. In February 2024, we amended our 2018 Loan Facility to increase the ability to borrow up to 75% of the amount of our eligible accounts receivable, adjusted the required minimum level of Adjusted EBITDA and increased the interest rate to the prime rate plus 0.25%.

We also confirmed the extension of the maturity date of the loan to April 29, 2025.
As of March 31, 2024, we had borrowed $30.0 million, which we paid down subsequent to March 31, 2024. Interest on advances under the 2018 Line of Credit bore an interest rate equal to the prime rate plus 0.25%. During the three months ended March 31, 2024, we incurred approximately $0.7 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of March 31, 2024, we had $29.5 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of March 31, 2024.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash, cash equivalents and restricted cash — Beginning of period	$91,830	$121,985
Net cash used in operating activities	(17,617)	(10,064)
Net cash used in investing activities	(4,747)	(2,802)
Net cash provided by financing activities	28,321	29,981
Effect of exchange rates on cash, cash equivalents and restricted cash	(21)	176
Cash, cash equivalents and restricted cash — End of period	$97,766	$139,276
Operating Activities
Operating activities used $17.6 million of cash during the three months ended March 31, 2024, which reflected our Net Loss of $24.3 million, including $20.5 million of non-cash charges and a $5.8 million change in estimated contingent consideration, offset by a $19.6 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets, amortization of financing costs charged to interest expense and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $8.7 million decrease in our Consumer Incentive liability, a $13.3 million decrease in Partner Share liability, a $7.6 million decrease in other accrued expense and a $3.5 million increase in prepaid expenses and other assets, partially offset by a $13.3 million decrease in accounts receivable and a $0.1 million increase in accounts payable. These fluctuations are primarily driven by the quarterly seasonality of our business.
Operating activities used $10.1 million of cash during the three months ended March 31, 2023, which reflected our net income of $13.6 million, which included $15.0 million of non-cash charges offset by a $34.6 million change in estimated contingent consideration, and a $4.1 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets amortization of financing costs charged to interest expense and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $10.6 million decrease in our Consumer Incentive liability, a $9.7 million decrease in Partner Share liability, a $3.1 million decrease in other accrued expense, a $1.7 million decrease in accounts payable and a $0.4 million increase in prepaid expenses and other assets, partially offset by a $21.4 million decrease in accounts receivable. These fluctuations are primarily driven by the quarterly seasonality of our business.

Investing Activities
Investing activities used $4.7 million and $2.8 million and in cash during the three months ended March 31, 2024 and 2023, respectively. Our investing cash flows during the three months ended March 31, 2024 primarily consisted of funds used for the purchases of technology hardware and costs to develop internal-use software.
Financing Activities
Financing activities provided $28.3 million in cash during the three months ended March 31, 2024, consisted of an aggregate net proceeds of $48.6 million, pursuant to the Equity Distribution Agreement and completed the ATM Offering Program, offset by $20.1 million paid in cash related to the settlement agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
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
We believe that the assumptions and estimates associated with the evaluation of Revenue recognition criteria, including the determination of Revenue recognition as net versus gross in our Revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, the assumptions used both in the initial valuation and ongoing impairment analysis of goodwill and acquired intangible assets of Bridg and Entertainment, the assumptions used in the valuation of contingent consideration related to the acquisition of Bridg, and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as it relates to our adoption of ASU 2020-06. Refer to Note 2 - Significant Account Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of the impact of our adoption of ASU 2020-06.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 8.50% plus 0.25%. As of March 31, 2024, the prime rate was 8.50% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%. On April 1, 2024 we issued the 2024 Convertible Senior Notes bearing an interest rate of 4.25%.
Foreign Currency Exchange Risk
Both Revenue and operating expense of Cardlytics U.K. Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either Revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during the three months ended March 31, 2024 and 2023, our Revenue would have decreased by $0.6 million and $0.4 million, respectively. The overall impact to net loss would be partially mitigated by decreases in operating expense of $0.4 million for each period in the three months ended March 31, 2024 and 2023, respectively.

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
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. After review of the determination by the independent accountant, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking declaratory judgment that a certain portion of the independent accountant's determination related to the First Anniversary ARR be stricken as null and void. Subsequently, on January 25, 2024, we entered into a Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, including the First Anniversary Payment Amount, pursuant to which we agreed to pay $25 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses and to dismiss our verified complaint in the Delaware Court of Chancery.
We paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. The remaining cash payments related to the Settlement Agreement will be paid in two tranches with $3.0 million to be paid by January 31, 2025 and $2.0 million to be paid by June 30, 2025, which is presented in our consolidated balance sheet as long-term and current contingent consideration.
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
Our revenue increased 5.1% to $67.6 million during the three months ended March 31, 2024 from $64.3 million during the three months ended March 31, 2023. Our billings increased 10.0% to $105.2 million during the three months ended March 31, 2024 from $95.6 million during the three months ended March 31, 2023. We may not be able to maintain year-over-year revenue and billings growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during the three months ended March 31, 2024 and the full year of 2023 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During the three months ended March 31, 2024 and 2023 our top three FI partners combined to account for over 90% and 70% of the total Partner Share we paid to all partners, respectively, with the top FI partner representing over 50% for each period and the second and third largest FI partners representing over 15% and 10% of Partner Share, respectively. No other partner accounted for over 10% of Partner Share during these periods.
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
If we fail to generate sufficient revenue to offset our contractual commitments to FI partners, our business, results of operations and financial conditions could be harmed.
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We have accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. We expect to pay this shortfall through June 30, 2024. As of March 31, 2024, we paid $2.4 million of our shortfall. During the three months ended March 31, 2023, we recognized $1.3 million of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the three months ended March 31, 2024 and 2023, our top five marketers accounted for 21% and 16% of our revenue, respectively, with no marketer accounting for over 10%. As of March 31, 2024 and 2023, our top five marketers accounted for 21% and 16% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
We have incurred annual net losses since inception and expect to incur net losses in certain periods in the future. During the three months ended March 31, 2024 and 2023, our net loss was $24.3 million and our net income was $13.6 million, respectively. We had an accumulated deficit of $1.1 billion as of March 31, 2024. We have never achieved net income on an annual basis, and we do not know if we will be able to achieve or sustain net income. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth as well. Our ability to achieve and sustain net income is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain net income.
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
As of March 31, 2024, we had 444 full-time employees. We intend to further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation.
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
During the three months ended March 31, 2024 and 2023, we derived 7.5% and 5.1%, respectively, of our revenue from outside the U.S. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
•reduction in billings associated with the U.K. as well as issues related to foreign currency exchange rates and trade with the U.K.;
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
Risks Related to our Indebtedness
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due on September 15, 2025 (the "2020 Convertible Senior Notes"). The interest rate for the 2020 Convertible Senior Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. In April 2024, we issued of $172.5 million principal amount of our 4.25% Convertible Senior Notes due 2029 (the “2024 Convertible Senior Notes”, and together with the 2020 Convertible Senior Notes, the “Notes”). Subsequent to March 31, 2024, we used approximately $169.3 million, consisting of the net proceeds from the offering, together with cash on hand, to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes. The interest rate for the 2024 Convertible Senior Notes is fixed at 4.25% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. Additionally, during the three months ended March 31, 2024, we borrowed $30.0 million against our 2018 Line of Credit. Borrowings under our 2018 Line of Credit bear an interest rate equal to the prime rate of 8.50% plus 0.25% as of March 31, 2024.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes and any borrowings under our 2018 Line of Credit, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our 2018 Line of Credit contains and our future debt agreements may contain restrictive covenants that may limit our ability to or prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indentures governing the 2020 Convertible Senior Notes and 2024 Convertible Senior Notes, respectively) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our existing and future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indentures governing the Notes, as applicable, or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under an indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
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
The conditional conversion feature of either series of Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of either series of Notes is triggered, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, as applicable, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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

In addition, in connection with the pricing of the 2020 Senior Convertible Notes, we entered into capped call transactions (the "Capped Calls") with certain financial institutions (the "Option Counterparties"). The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion or settlement of the 2020 Senior Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2020 Senior Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with or shortly after the pricing of the 2020 Senior Convertible Notes.
From time to time, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2020 Senior Convertible Notes (and are likely to do so following any conversion of the 2020 Convertaible Senior Notes, any repurchase of the 2020 Senior Convertible Notes by us on any fundamental change repurchase date, any redemption date, or any other date on which the 2020 Senior Convertible Notes are retired by us, in each case, if we exercise our option to terminate the relevant portion of the Capped Calls). This activity could cause a decrease and/or increased volatility in the market price of our common stock.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $2.60 to an intraday high of $161.47 through May 7, 2024. Factors that may affect the market price of our common stock include:
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
Recent Issuances of Unregistered Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Settlement Agreement by and between the Company and Shareholder Representative Services LLC, dated as of January 25, 2024	10-K	001-38386	10.50	March 14, 2024
10.2	Assumption Agreement and Fifteenth Amendment to Loan and Security Agreement, dated as of February 12, 2024, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender	10-K	001-38386	10.51	March 14, 2024
10.3	Assumption Agreement and Sixteenth Amendment to Loan and Security Agreement, dated as of March 26, 2024, by and among Cardlytics, Inc., as Borrower and Pacific Western Bank, as Lender					X
10.4	Work Order between the Company and American Express Travel Related Services Company dated March 14, 2024 to Master Hosted Services Agreement					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	May 8, 2024	By:	/s/ Karim Temsamani
Karim Temsamani
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2024	By:	/s/ Alexis DeSieno
Alexis DeSieno
Chief Financial Officer (Principal Financial and Accounting Officer)