Form 10-Q
period 2024-06-30
Cardlytics, Inc.
filed 2024-08-07
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission File Number: 001-38386

CARDLYTICS, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware		26-3039436
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
675 Ponce de Leon Ave. NE, Suite 4100	Atlanta	Georgia	30308
(Address of principal executive offices, including zip code)
(888)		798-5802
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CDLX	NASDAQ
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2024, there were 49,840,104 shares outstanding of the registrant’s common stock, par value $0.0001.

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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$71,248	$91,830
Accounts receivable and contract assets, net	102,671	120,622
Other receivables	4,696	5,379
Prepaid expenses and other assets	6,717	6,097
Total current assets	185,332	223,928
Long-term assets:
Property and equipment, net	3,084	3,323
Right-of-use assets under operating leases, net	7,459	7,310
Intangible assets, net	29,433	35,003
Goodwill	277,202	277,202
Capitalized software development costs, net	29,572	24,643
Other long-term assets, net	2,290	2,735
Total assets	$534,372	$574,144
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,866	$4,425
Accrued liabilities:
Accrued compensation	5,490	11,662
Accrued expenses	6,772	9,587
Partner Share liability	33,719	48,867
Consumer Incentive liability	45,433	52,678
Deferred revenue	1,679	2,405
Current operating lease liabilities	2,279	2,127
Current contingent consideration	4,363	39,398
Total current liabilities	104,601	171,149
Long-term liabilities:
Convertible senior notes, net	212,885	227,504
Long-term operating lease liabilities	6,805	6,391
Long-term deferred revenue	30	67
Long-term debt	—	30,073
Long-term contingent consideration	—	4,162
Other long-term liabilities	17	—
Total liabilities	$324,338	$439,346
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, 49,402 and 39,728 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$9	$9
Additional paid-in capital	1,346,876	1,243,594
Accumulated other comprehensive income	2,953	2,467
Accumulated deficit	(1,139,804)	(1,111,272)
Total stockholders’ equity	210,034	134,798
Total liabilities and stockholders’ equity	$534,372	$574,144
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$69,636	$76,701	$137,244	$141,032
Costs and expenses:
Partner Share and other third-party costs	33,258	39,170	63,801	72,554
Delivery costs	7,661	7,015	13,834	13,439
Sales and marketing expense	14,025	15,205	28,143	29,153
Research and development expense	13,470	14,847	26,518	26,411
General and administration expense	16,151	16,276	30,636	29,346
Acquisition, integration and divestiture benefit	162	(9,947)	162	(8,224)
Change in contingent consideration	(5,808)	11,258	9	(23,326)
Depreciation and amortization expense	6,529	7,200	12,779	13,775
Total costs and expenses	85,448	101,024	175,882	153,128
Operating Loss	(15,812)	(24,323)	(38,638)	(12,096)
Other (expense) income:
Interest expense, net	(1,561)	(574)	(2,380)	(582)
Foreign currency gain (loss)	99	1,389	(531)	2,778
Gain on debt extinguishment	13,017	—	13,017	—
Total other income	11,555	815	10,106	2,196
Loss before income taxes	(4,257)	(23,508)	(28,532)	(9,900)
Net Loss	$(4,257)	$(23,508)	$(28,532)	$(9,900)
Net Loss per share, basic and diluted	$(0.09)	$(0.67)	$(0.62)	$(0.29)
Weighted-average common shares outstanding, basic and diluted	49,056	34,880	46,168	34,241
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss	$(4,257)	$(23,508)	$(28,532)	$(9,900)
Other Comprehensive Loss:
Foreign currency translation adjustments	(94)	(1,281)	486	(2,555)
Total Comprehensive Loss	$(4,351)	$(24,789)	$(28,046)	$(12,455)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Six Months Ended June 30, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798
Exercise of common stock options	3	—	5	—	—	5
Stock-based compensation	—	—	26,099	—	—	26,099
Settlement of restricted stock	1,929	—	—	—	—	—
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	3,592	—	27,451	—	—	27,451
Issuance of common stock, net of issuance costs - ATM Offering Program (as defined below)	3,908	—	48,151	—	—	48,151
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	242	—	1,461	—	—	1,461
Termination of capped calls related to 2020 Convertible Senior Notes	—	—	115	—	—	115
Other comprehensive loss	—	—	—	486	—	486
Net Loss	—	—	—	—	(28,532)	(28,532)
Balance – June 30, 2024	49,402	$9	$1,346,876	$2,953	$(1,139,804)	$210,034

Three Months Ended June 30, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2024	48,174	$9	$1,331,628	$3,047	$(1,135,547)	$199,137
Exercise of common stock options	—	—	—	—	—	—
Stock-based compensation	—	—	13,843	—	—	13,843
Settlement of restricted stock	986	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	—	—
Issuance of common stock, net of issuance costs - ATM Offering Program (as defined below)	—	—	(171)	—	—	(171)
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	242	—	1,461	—	—	1,461
Termination of capped calls related to 2020 Convertible Senior Notes	—	—	115	—	—	115
Other comprehensive loss	—	—	—	(94)	—	(94)
Net Loss	—	—	—	—	(4,257)	(4,257)
Balance – June 30, 2024	49,402	$9	$1,346,876	$2,953	$(1,139,804)	$210,034

See notes to the condensed consolidated financial statements

Six Months Ended June 30, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
Exercise of common stock options	4	—	11	—	—	11
Stock-based compensation	—	—	20,676	—	—	20,676
Settlement of restricted stock	570	—	—	—	—	—
Issuance of common stock	2,755	—	15,171	—	—	15,171
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	282	—	1,104	—	—	1,104
Other comprehensive loss	—	—	—	(2,555)	—	(2,555)
Net Loss	—	—	—	—	(9,900)	(9,900)
Balance – June 30, 2023	37,088	$9	$1,219,530	$3,043	$(986,470)	$236,112

Three Months Ended June 30, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2023	33,645	$9	$1,190,950	$4,324	$(962,962)	$232,321
Exercise of common stock options	4	—	11	—	—	11
Stock-based compensation	—	—	12,294	—	—	12,294
Settlement of restricted stock	402	—	—	—	—	—
Issuance of common stock	2,755	—	15,171	—	—	15,171
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	282	—	1,104	—	—	1,104
Other comprehensive loss	—	—	—	(1,281)	—	(1,281)
Net Loss	—	—	—	—	(23,508)	(23,508)
Balance – June 30, 2023	37,088	$9	$1,219,530	$3,043	$(986,470)	$236,112

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net Loss	$(28,532)	$(9,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	3,761	744
Depreciation and amortization	12,779	13,775
Amortization of financing costs charged to interest expense	850	819
Amortization of right-of-use assets	1,072	2,205
Gain on debt extinguishment	(13,017)	—
Stock-based compensation expense	23,629	19,707
Change in contingent consideration	9	(23,326)
Other non-cash expense (income), net	663	(3,147)
Change in operating assets and liabilities:
Accounts receivable	14,783	18,069
Prepaid expenses and other assets	(393)	430
Accounts payable	810	(2,046)
Other accrued expenses	(7,253)	(10,954)
Partner Share liability	(15,114)	269
Consumer Incentive liability	(7,234)	(10,958)
Net cash used in operating activities	(13,188)	(4,313)
Investing activities
Acquisition of property and equipment	(932)	(342)
Capitalized software development costs	(8,673)	(5,207)
Business acquisitions, net of cash acquired	202	—
Net cash used in investing activities	(9,403)	(5,549)
Financing activities
Proceeds from issuance of debt	—	30,000
Settlement of contingent consideration	(14,166)	(50,050)
Principal payments of the 2018 Line of Credit	(30,000)	(11)
Principal payments of 2020 Convertible Senior Notes	(169,291)	—
Proceeds from issuance of 2024 Convertible Senior Notes	172,500	—
Proceeds from termination of capped calls related to convertible notes	115	—
Proceeds from issuance of common stock	48,634	11
Deferred equity issuance costs	—	(45)
Equity issuance costs	(190)	—
Debt issuance costs	(5,568)	—
Net cash provided by (used in) financing activities	2,034	(20,095)
Effect of exchange rates on cash, cash equivalents and restricted cash	(25)	117
Net decrease in cash, cash equivalents and restricted cash	(20,582)	(29,840)
Cash, cash equivalents, and restricted cash — Beginning of period	91,830	121,985
Cash, cash equivalents, and restricted cash — End of period	$71,248	$92,145

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$71,248	$92,069
Restricted cash	—	76
Total cash, cash equivalents and restricted cash — End of period	$71,248	$92,145

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,202	$1,924
Amounts accrued for property and equipment	$378	$—
Amounts accrued for capitalized software development costs	$150	$—
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	$27,451	$—
Amounts accrued for debt issuance costs	$354	$—

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
We also operate through (1) Dosh Holdings LLC, a wholly owned and operated subsidiary in the United States and (2) Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales.
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
2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million principal amount of its 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of the 2024 Convertible Senior Notes. Refer to Note 7—Debt and Financing Arrangements for further details.
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
On March 18, 2024, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Evercore Group L.L.C., BofA Securities, Inc. and Cantor Fitzgerald & Co., as sales agents, pursuant to which we may issue and sell, from time to time, shares of our common stock up to a maximum aggregate offering amount of $50.0 million in "at-the-market" offerings (the "ATM Offering Program"). On March 18, 2024, we sold 3,907,600 shares of our common stock at a weighted average price per share of $12.80, for aggregate net proceeds of $48.3 million after deducting commissions and estimated offering expenses payable by us, pursuant to the Equity Distribution Agreement and completed the ATM Offering Program.
Divestitures
On December 7, 2023, we sold and transferred substantially all of the assets of HSP EPI Acquisition, LLC, a wholly-owned subsidiary ("Entertainment"), for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment. During the three months ended June 30, 2024, we received $0.2 million of cash from the escrow and recorded a $0.1 million divestiture expense associated with the net working capital adjustment.

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
On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. The remaining cash payments related to the Settlement Agreement will be paid in two tranches with $3.0 million to be paid by January 31, 2025 and $2.0 million to be paid by June 30, 2025, which are presented in our consolidated balance sheet as current contingent consideration. Refer to Note 9—Fair Value Measurements and Refer to Note 10—Commitments and Contingencies for further information about the Bridg acquisition and related contingent consideration.
On June 10, 2024, PNC Financial Services Group, Inc., which acted as the paying agent in connection with payments made in connection with the Merger Agreement and the Settlement Agreement, notified us of a balance of approximately $5.9 million from a payment account related to the Merger Agreement and transferred the balance to us. We have recorded the $5.9 million as a gain that was realized during the quarter ended June 30, 2024. The gain is reflected as change in contingent consideration in the condensed consolidated statements of operation.
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
During the six months ended June 30, 2024 and 2023 we realized an expense of $0.2 million and a gain of $9.9 million, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg.
Divestitures
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment, for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment. During the three months ended June 30, 2024, we received $0.2 million of cash from the escrow and recorded a $0.1 million divestiture expense associated with the net working capital adjustment.
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
There have been no changes to the carrying amounts of goodwill since December 31, 2023. The carrying amounts of goodwill as of June 30, 2024 were as follows (in thousands):

	Cardlytics Platform	Bridg Platform	Consolidated
Goodwill	$159,429	$117,773	$277,202
We have assessed the triggering events criteria along with related conditions and developments as of June 30, 2024. We have determined that none of the conditions collectively constitute a triggering event. As such, we have determined that it is not more likely than not that the carrying values of our reporting units exceed their respective fair values, and an impairment test was not required as of June 30, 2024. However, future changes in assumptions or deterioration in market conditions could result in an impairment.
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

2024 Acquired Intangibles
Acquired intangible assets subject to amortization as of June 30, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	63,621	(38,305)	25,316	2.8
Merchant relationships	21,930	(17,887)	4,043	1.8
Total other intangible assets	$85,551	$(56,192)	$29,359
2023 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Divestiture of Entertainment	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$2,315	$(1,802)	$(513)	$—	0.0
Developed technology	64,070	(33,838)	(449)	29,783	3.4
Merchant relationships	25,915	(16,784)	(3,985)	5,146	2.4
Total other intangible assets	$92,300	$(52,424)	$(4,947)	$34,929
Amortization expense of acquired intangibles during the three months ended June 30, 2024 and 2023 was $2.8 million and $3.4 million, respectively. Amortization expense of acquired intangibles during the six months ended June 30, 2024 and 2023 was $5.6 million and $6.9 million, respectively.
As of June 30, 2024, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2024 (remaining six months)	5,558
2025	11,117
2026	9,674
2027	3,010
Thereafter	—
Total expected future amortization expense	$29,359
5.     REVENUE
The Cardlytics platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $40.8 million and $32.7 million during the three months ended June 30, 2024 and 2023, respectively. Consumer Incentives totaled $78.4 million and $64.0 million during the six months ended June 30, 2024 and 2023, respectively. We pay certain partners a negotiated and fixed percentage of our Billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.

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
•CPR. Under our CPR pricing model, marketers generally specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee for each purchase that we generate. We generally generate Revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive, and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign..
The following table summarizes Revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost per Served Sale	$40,506	$49,435	$80,537	$88,705
Cost per Redemption	21,447	19,528	42,954	37,463
Other Revenue(1)	2,049	1,763	2,744	3,588
Cardlytics Platform Revenue	$64,002	$70,726	$126,235	$129,756
(1)Other Revenue during the three and six months ended June 30, 2024 primarily includes pricing models that do not relate to CPS and CPR, which includes proof-of-concept pricing models that we are exploring and hosting fees that we charge our FI partners to support the costs required to host our services. Other Revenue during the three and six months ended June 30, 2023 primarily consists of revenue from Entertainment.
The Bridg platform
The Bridg platform primarily generates Revenue through the sale of subscriptions to our cloud-based customer-data platform and the delivery of professional services, such as implementation, onboarding and technical support in connection with each subscription. We recognize subscription Revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. For non-recurring services or transactional based fees dependent on system usage, Revenue is recognized as services are delivered. Our subscription contracts are generally 6 to 60 months in duration and are generally billed in advance on a monthly, quarterly or annual basis.
The following table summarizes Revenue from the Bridg platform (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Bridg Platform Revenue	$5,634	$5,975	$11,009	$11,276

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	June 30, 2024	December 31, 2023
Contract assets, current	Accounts receivable and contract assets, net	$91	$41
Total contract assets		$91	$41

Contract liabilities, current	Deferred revenue	$1,678	$2,204
Contract liabilities, long-term	Long-term deferred revenue	29	67
Total contract liabilities		$1,707	$2,271
During the six months ended June 30, 2024, we recognized $1.7 million of Revenue related to amounts that were included in Deferred revenue as of December 31, 2023.
The following information represents the total transaction price for the remaining performance obligations as of June 30, 2024 related to contracts expected to be recognized over future periods. This includes Deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as Revenue in future periods. As of June 30, 2024, we had $43.9 million of remaining performance obligations through June 2028, of which $19.9 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
6.     LEASES
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2024 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	June 30, 2024	December 31, 2023
Operating lease assets	Right-of-use assets under operating leases, net	$7,459	$7,310
Finance lease assets	Property and equipment, net	24	14
Total lease assets		7,483	7,324

Operating lease liabilities, current	Current operating lease liabilities	2,279	2,127
Operating lease liabilities, long-term	Long-term operating lease liabilities	6,805	6,391
Finance lease liabilities, current	Accrued expenses	7	10
Finance lease liabilities, long-term	Other long-term liabilities	19	—
Total lease liabilities		$9,110	$8,528
7.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Line of Credit	$—	$30,000
2024 Convertible Senior Notes, net	167,168	—
2020 Convertible Senior Notes, net	45,717	227,504
Total debt	$212,885	$257,504
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest related to our 2024 Convertible Senior Notes and 2020 Convertible Senior Notes of $2.0 million and $0.7 million, respectively, as of June 30, 2024 and December 31, 2023.

2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million principal amount of its 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of the 2024 Convertible Senior Notes. The net proceeds from this offering were $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expense payable by us. The 2024 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of April 1, 2024 ( the "2024 Indenture"), between us and U.S. Bank Trust Company, National Association, as Trustee.
The 2024 Convertible Senior Notes will accrue interest at a rate of 4.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2024 Convertible Senior Notes will mature on April 1, 2029, unless earlier converted or repurchased by us. Before January 2, 2029, noteholders will have the right to convert their 2024 Convertible Senior Notes only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2024, if the last reported sale price per share of our common stock, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the "measurement period") if the trading price per $1,000 principal amount of 2024 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the common stock, as described in the 2024 Indenture; and (iv) at any time from, and including, January 2, 2029 until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 55.4939 shares of common stock per $1,000 principal amount of 2024 Convertible Senior Notes, which represents an initial conversion price of approximately $18.02 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a "Make-Whole Fundamental Change" (as defined in the 2024 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
If a "Fundamental Change" (as defined in the 2024 Indenture) occurs, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their 2024 Convertible Senior Notes at a cash repurchase price equal to the principal amount of the 2024 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to the common stock.
The net carrying amount of the liability component of the 2024 Convertible Senior Notes is as follows (in thousands):

June 30, 2024
Principal	$172,500
Minus:
Unamortized issuance costs	(5,332)
Net carrying amount	$167,168

Interest expense recognized related to the 2024 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Contractual interest expense (due in cash)	$1,812	$1,812
Amortization of debt issuance costs	277	277
Total interest expense related to the 2024 Convertible Senior Notes	$2,089	$2,089
Effective interest rate	4.84%	4.84%

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
During the quarter ended June 30, 2024, we used approximately $169.3 million, consisting of the net proceeds from the 2024 Convertible Senior Notes offering, together with cash on hand, to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the offering through one of the initial purchasers or one of its affiliates, as our agents. As a result of the extinguishment of the 2020 Convertible Senior Notes, we have recorded a gain of $13.0 million, which is recorded as a Gain on debt extinguishment on the condensed consolidated statement of operations.
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
The net carrying amount of the liability component of the 2020 Convertible Senior Notes is as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal	$46,070	$230,000
Minus:
Unamortized issuance costs	(353)	(2,496)
Net carrying amount of the liability component	$45,717	$227,504

Interest expense recognized related to the 2020 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense (due in cash)	$115	$575	$690	$1,150
Amortization of debt issuance costs	73	365	438	730
Total interest expense related to the 2020 Convertible Senior Notes	$188	$940	$1,128	$1,880
Effective interest rate	1.64%	1.64%	1.64%	1.64%
Capped Call Transactions
In connection with the issuance of the 2020 Convertible Senior Notes, we entered into privately negotiated capped call transactions (the "Capped Calls") with an affiliate of one of the initial purchasers or the 2020 Convertible Senior Notes and certain other financial institutions. The Capped Calls are recorded in stockholders' equity and were not accounted for as derivatives.
The Capped Calls each had an initial strike price of $85.14 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2020 Convertible Senior Notes. The Capped Calls had an initial cap price of $128.51 per share, subject to certain adjustments. On May 29, 2024, we entered into agreements to terminate all remaining Capped Calls associated with the 2020 Convertible Senior Notes. The Capped Calls were separate transactions, entered into by the Company with the counterparties, and were not part of the terms of the 2020 Convertible Senior Notes. Cash proceeds from the termination of the Capped Calls totaled $0.1 million, which we received on June 3, 2024. The $0.1 million cash proceeds from the termination of the Capped Calls were recorded as a credit to additional paid in capital on our consolidated balance sheet.
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
In April 2024, we repaid in full $30.0 million of the principal balance of the 2018 Line of Credit. Interest on advances under the 2018 Line of Credit bore an interest rate equal to the prime rate plus 0.25%. During the six months ended June 30, 2024, we incurred approximately $0.7 million of interest expense associated with the 2018 Loan Facility. In addition, we were required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of June 30, 2024, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of June 30, 2024.
In July, we amended our 2018 Loan Facility, which increased the ability to borrow up to 85% of the amount of our U.S. eligible accounts receivable and 30% of the amount of our U.K. eligible accounts receivable, decreased our required minimum level of Adjusted EBITDA, and decreased the interest rate to prime rate plus 0.125%. The amendment also establishes a reserve in an amount equal to a percentage of the amount needed to retire the outstanding 2020 Convertible Notes. The amendment also includes extension of the maturity date of the loan to July 31, 2026.
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
On July 18, 2022, our Board of Directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board of Directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. As of June 30, 2024, there were 3,039 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Delivery costs	$721	$565	$1,364	$1,133
Sales and marketing expense	2,903	3,751	6,044	6,804
Research and development expense	4,633	4,502	8,583	8,587
General and administration expense	4,387	2,921	7,638	3,183
Total stock-based compensation expense	$12,644	$11,739	$23,629	$19,707
During the six months ended June 30, 2024 and 2023, we capitalized $2.5 million and $1.0 million of stock-based compensation expense for software development, respectively.

Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2023	5,485	$15.70	2.01	$68,092
Granted	2,662	14.45
Vested	(1,929)	11.71
Forfeited	(221)	21.26
Unvested — June 30, 2024	5,997	$16.23	1.71	$77,885
During the six months ended June 30, 2024, we granted 2,661,766 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to June 30, 2024, we granted 2,500 RSUs to employees and non-employee directors, which have a one year vesting period. Unamortized stock-based compensation expense related to these RSUs totaled less than $0.1 million.
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
As of December 31, 2023, 657,826 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 397,283 shares on January 1, 2024. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the six months ended June 30, 2024, we issued 242,245 shares under the 2018 ESPP.
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

Included in the fair value table are cash equivalents and contingent consideration. Cash equivalents are comprised of money market funds and U.S. treasury bills stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. The fair value of cash equivalents are as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$30,747	$—	$—	$30,747
US Treasury Bills	14,895	—	—	14,895
Total cash equivalents at fair value	$45,642	$—	$—	$45,642
The contingent consideration for the acquisition of Bridg is composed of the payments per the Settlement Agreement. The fair value of contingent consideration in connection with the Bridg acquisition were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$39,398	$39,398
Long-term contingent consideration	—	—	4,162	4,162
Total liabilities	$—	$—	$43,560	$43,560
The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$43,560	$104,121
Decrease due to earnout settlement	(45,114)	(61,808)
Change in fair value of contingent consideration	$5,817	(23,326)
Reclassification due to remaining payments being fixed per Settlement Agreement	(4,263)	—
Ending balance	$—	$18,987
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
As of June 30, 2024, the contingent consideration is valued at $4.4 million, exclusive of $0.3 million in broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. We determined the present value of the contingent consideration by discounting the future payments to be paid by January 31, 2025 and June 30, 2025. As the remaining payments are fixed as per the Settlement Agreement, the contingent consideration is no longer subject to ASC 820, Fair Value Measurement.

10.     COMMITMENTS AND CONTINGENCIES
Commitments
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We had accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. As of June 30, 2024, we paid $3.4 million of our shortfall. During the six months ended June 30, 2024 and 2023, we recognized zero and $1.3 million of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations. Subsequent to June 30, 2024, we paid $1.1 million of the remaining portion of our shortfall commitment.
Other Commitments
In January 2023, we renewed a cloud hosting arrangement guaranteeing an aggregated spend of $13.5 million over a 12 month period. In January 2024, we renewed our agreement guaranteeing an aggregated spend of $17.0 million each year over the next 36 month period.
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 6—Leases for further details. In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025. During the three months ended June 30, 2024, we partially paid down the 2020 Convertible Senior Notes and issued 2024 Convertible Senior Notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029. Refer to Note 7—Debt and Financing Arrangements for further details.
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

11.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2024 and 2023 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of June 30, 2024 and 2023 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	June 30,
	2024	2023
Common stock options	58	99
2020 Convertible Senior Notes	541	2,701
2024 Convertible Senior Notes	9,573	—
Unvested restricted stock units	5,997	7,473
Common stock issuable pursuant to the 2018 ESPP	69	84
12.     SEGMENTS
As of June 30, 2024, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's Revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Revenue and Adjusted Contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cardlytics platform
Revenue	$64,002	$70,726	$126,235	$129,756
Minus: Partner Share and other third-party costs	32,865	39,086	63,277	72,261
Adjusted Contribution	$31,137	$31,640	$62,958	$57,495
Bridg platform
Revenue	$5,634	$5,975	$11,009	$11,276
Minus: Partner Share and other third-party costs	393	84	524	293
Adjusted Contribution	$5,241	$5,891	$10,485	$10,983
Consolidated
Revenue	$69,636	$76,701	$137,244	$141,032
Minus: Partner Share and other third-party costs	33,258	39,170	63,801	72,554
Adjusted Contribution	$36,378	$37,531	$73,443	$68,478

Adjusted Contribution
Adjusted Contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted Contribution demonstrates how incremental Revenue on our platforms generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted Contribution is calculated by taking our total Revenue less our Partner Share and other third-party costs exclusive of deferred implementation costs, which is a non-cash cost. Adjusted Contribution does not take into account all costs associated with generating Revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns. Management views Adjusted Contribution as the most relevant metric to measure the financial performance as it reflects the dollars we keep after all of our partners are paid.
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted Contribution	$36,378	$37,531	$73,443	$68,478
Minus:
Delivery costs	7,661	7,015	13,834	13,439
Sales and marketing expense	14,025	15,205	28,143	29,153
Research and development expense	13,470	14,847	26,518	26,411
General and administration expense	16,151	16,276	30,636	29,346
Acquisition, integration and divestiture benefit	162	(9,947)	162	(8,224)
Change in contingent consideration	(5,808)	11,258	9	(23,326)
Depreciation and amortization expense	6,529	7,200	12,779	13,775
Total other expense	(11,555)	(815)	(10,106)	(2,196)
Loss before income taxes	$(4,257)	$(23,508)	$(28,532)	$(9,900)
The following tables provide geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
United States	$64,086	$72,645	$126,620	$133,725
United Kingdom	5,550	4,056	10,624	7,307
Total	$69,636	$76,701	$137,244	$141,032

	June 30, 2024	December 31, 2023
Property and equipment, net:
United States	$3,026	$3,244
United Kingdom	58	79
Total	$3,084	$3,323
Capital expenditures within the United States totaled $0.8 million and zero for the six months ended June 30, 2024 and 2023, respectively. Capital expenditures within the United Kingdom totaled less than $0.1 million for each period during the six months ended June 30, 2024 and 2023.

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
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the six months ended June 30, 2024 and 2023, our top five marketers accounted for 15% and 17% of our Revenue, respectively, with no marketer accounting for over 10%. As of June 30, 2024 and 2023, our top five marketers accounted for 15% and 16% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
During the six months ended June 30, 2024 and 2023 our top three FI partners combined to account for over 90% and 85% of the total Partner Share we paid to all partners, respectively, with the top FI partner representing over 50% for each period and the second and third largest FI partners representing over 15% and 10% of Partner Share, respectively. No other partner accounted for over 10% of Partner Share during these periods.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 14, 2024.
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; and anticipated payments under the Merger Agreement with Bridg. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled "Risk Factors," set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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
Key Performance Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands except ARPU amounts	2024	2023	2024	2023
Cardlytics MAUs	165,489	159,995	167,014	159,072
Cardlytics ARPU	$0.42	$0.48	$0.82	$0.89
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	#	%	2024	2023	#	%
Cardlytics MAUs	165,489	159,995	5,494	3	167,014	159,072	7,942	5
During the three months ended June 30, 2024, Cardlytics MAUs increased by 5.5 million compared to the three months ended June 30, 2023 primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and a new FI Partner in the U.K.
During the six months ended June 30, 2024, Cardlytics MAUs increased by 7.9 million compared to the six months ended June 30, 2023 primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and a new FI Partner in the U.K.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Cardlytics ARPU	$0.42	$0.48	$(0.06)	(13)	$0.82	$0.89	$(0.07)	(9)
During the three months ended June 30, 2024, Cardlytics ARPU decreased by $0.06 compared to the three months ended June 30, 2023 as a result of an $8.0 million increase in Consumer Incentives due to higher engagement with our customers than expected.
During the six months ended June 30, 2024, Cardlytics ARPU decreased by $0.07 compared to the three months ended June 30, 2023 as a result of an $14.3 million increase in Consumer Incentives due to higher engagement with our customers than expected.
Key Financial Metrics (Including Non-GAAP Metrics)

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2024	2023	2024	2023
Revenue	$69,636	$76,701	$137,244	$141,032
Consumer Incentives	$40,753	$32,723	$78,362	$64,018
Billings	$110,389	$109,424	$215,606	$205,050
Gross Profit	$28,717	$30,516	$59,609	$55,039
Adjusted Contribution	$36,378	$37,531	$73,443	$68,478
Net Loss	$(4,257)	$(23,508)	$(28,532)	$(9,900)
Adjusted EBITDA	$(2,285)	$(4,073)	$(2,059)	$(10,164)
Adjusted Net Loss	$(7,590)	$(8,406)	$(11,644)	$(17,623)
Net cash provided by (used in) operating activities	$4,430	$5,750	$(13,188)	$(4,313)
Free Cash Flow	$(428)	$2,994	$(22,793)	$(9,872)
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
Adjusted Contribution
Adjusted Contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted Contribution demonstrates how incremental Revenue on our platforms generates incremental amounts to support our sales and marketing, research and development, general and administration and other investments. Adjusted Contribution is calculated by taking our total Revenue less our Partner Share and other third-party costs exclusive of deferred implementation costs, which is a non-cash cost. Adjusted Contribution does not take into account all costs associated with generating Revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns. Management views Adjusted Contribution as the most relevant metric to measure the financial performance as it reflects the dollars we keep after all of our partners are paid.

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
Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before interest expense, net; depreciation and amortization; stock-based compensation expense; foreign currency (gain) loss; gain on debt extinguishment; acquisition, integration and divestiture benefit; and change in contingent consideration; and, in applicable periods, certain other income and expense items, such as impairment of goodwill and intangible assets; loss on divestiture; restructuring and reduction of force; income tax benefit; and deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, and foreign currency loss (gain) are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate Adjusted EBITDA.
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
Adjusted Net Loss
We define Adjusted Net Loss as our Net Loss before stock-based compensation expense; foreign currency (gain) loss; gain on debt extinguishment; acquisition, integration and divestiture benefit; amortization of acquired intangibles; and change in contingent consideration; and, in applicable periods, certain other income and expense items, such as impairment of goodwill and intangible assets; loss on divestiture; restructuring and reduction of force; and income tax benefit. We define Adjusted Net Loss per share as Adjusted Net Loss divided by our weighted-average common shares outstanding, diluted.
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

Results of Non-GAAP Measures
Billings

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Cardlytics Billings	$110,389	$109,424	$965	1	$215,606	$205,050	$10,556	5
During the three months ended June 30, 2024, Billings increased by $1.0 million compared to the three months ended June 30, 2023 primarily driven by an increase of $2.6 million in sales to new marketers, partially offset by a $1.6 million decrease in net sales to existing marketers.
During the six months ended June 30, 2024, Billings increased by $10.6 million compared to the six months ended June 30, 2023 primarily driven by an increase of $13.7 million in sales to new marketers, partially offset by a $3.1 million decrease in net sales to existing marketers.
The following table presents a reconciliation of Billings to Revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated
Revenue	$69,636	$76,701	$137,244	$141,032
Plus:
Consumer Incentives	40,753	32,723	78,362	64,018
Billings	$110,389	$109,424	$215,606	$205,050
Cardlytics platform
Revenue	$64,002	$70,726	$126,235	$129,756
Plus:
Consumer Incentives	40,753	32,723	78,362	64,018
Billings	$104,755	$103,449	$204,597	$193,774
Bridg platform
Revenue	$5,634	$5,975	$11,009	$11,276
Plus:
Consumer Incentives	—	—	—	—
Billings	$5,634	$5,975	$11,009	$11,276

Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated
Revenue	$69,636	$76,701	$137,244	$141,032
Minus:
Partner Share and other third-party costs	33,258	39,170	63,801	72,554
Delivery costs(1)	7,661	7,015	13,834	13,439
Gross Profit	28,717	30,516	59,609	55,039
Plus:
Delivery costs(1)	7,661	7,015	13,834	13,439
Adjusted Contribution	$36,378	$37,531	$73,443	$68,478
Cardlytics platform
Revenue	$64,002	$70,726	$126,235	$129,756
Minus:
Partner Share and other third-party costs	32,865	39,086	63,277	72,261
Delivery costs(1)	6,102	5,217	10,825	9,910
Gross Profit	25,035	26,423	52,133	47,585
Plus:
Delivery costs(1)	6,102	5,217	10,825	9,910
Adjusted Contribution	$31,137	$31,640	$62,958	$57,495
Bridg platform
Revenue	$5,634	$5,975	$11,009	$11,276
Minus:
Partner Share and other third-party costs	393	84	524	293
Delivery costs(1)	1,559	1,798	3,009	3,529
Gross Profit	3,682	4,093	7,476	7,454
Plus:
Delivery costs(1)	1,559	1,798	3,009	3,529
Adjusted Contribution	$5,241	$5,891	$10,485	$10,983
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. Stock based compensation expense recognized in consolidated delivery costs totaled $1.4 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

Adjusted EBITDA
The following table presents a reconciliation of adjusted EBITDA to Net Loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss	$(4,257)	$(23,508)	$(28,532)	$(9,900)
Plus:
Interest expense, net	1,561	574	2,380	582
Depreciation and amortization	6,529	7,200	12,779	13,775
Stock-based compensation expense	12,644	11,739	23,629	19,707
Foreign currency (gain) loss	(99)	(1,389)	531	(2,778)
Gain on debt extinguishment	(13,017)	—	(13,017)	—
Acquisition, integration and divestiture benefit	162	(9,947)	162	(8,224)
Change in contingent consideration	(5,808)	11,258	9	(23,326)
Adjusted EBITDA	$(2,285)	$(4,073)	$(2,059)	$(10,164)
The following table presents a reconciliation of adjusted EBITDA to Adjusted Contribution, the most directly comparable segment income measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated
Adjusted Contribution	$36,378	$37,531	$73,443	$68,478
Minus:
Delivery costs	7,661	7,015	13,834	13,439
Sales and marketing expense	14,025	15,205	28,143	29,153
Research and development expense	13,470	14,847	26,518	26,411
General and administration expense	16,151	16,276	30,636	29,346
Stock-based compensation expense	(12,644)	(11,739)	(23,629)	(19,707)
Adjusted EBITDA	$(2,285)	$(4,073)	$(2,059)	$(10,164)
Cardlytics platform
Adjusted Contribution	$31,137	$31,640	$62,958	$57,495
Minus:
Delivery costs	6,102	5,217	10,825	9,910
Sales and marketing expense	11,621	12,834	23,035	24,382
Research and development expense	11,251	13,399	22,366	23,726
General and administration expense	14,776	15,117	28,204	28,447
Stock-based compensation expense	(11,067)	(10,605)	(20,846)	(18,708)
Adjusted EBITDA	$(1,546)	$(4,322)	$(626)	$(10,262)
Bridg platform
Adjusted Contribution	$5,241	$5,891	$10,485	$10,983
Minus:
Delivery costs	1,559	1,798	3,009	3,529
Sales and marketing expense	2,404	2,371	5,108	4,771
Research and development expense	2,219	1,448	4,152	2,685
General and administration expense	1,375	1,159	2,432	899
Stock-based compensation expense	(1,577)	(1,134)	(2,783)	(999)
Adjusted EBITDA	$(739)	$249	$(1,433)	$98

Adjusted Net Loss
The following table presents a reconciliation of Adjusted Net Loss to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss	$(4,257)	$(23,508)	$(28,532)	$(9,900)
Plus:
Stock-based compensation expense	12,644	11,739	23,629	19,707
Foreign currency (gain) loss	(99)	(1,389)	531	(2,778)
Gain on debt extinguishment	(13,017)	—	(13,017)	—
Acquisition, integration and divestiture benefit	162	(9,947)	162	(8,224)
Amortization of acquired intangibles	2,785	3,441	5,574	6,898
Change in contingent consideration	(5,808)	11,258	9	(23,326)
Adjusted Net Loss	$(7,590)	$(8,406)	$(11,644)	$(17,623)
Weighted-average number of shares of common stock used in computing Adjusted Net Loss per share:
Weighted-average common shares outstanding, diluted	49,056	34,880	46,168	34,241
Adjusted Net Loss per share, diluted	$(0.15)	$(0.24)	$(0.25)	$(0.51)
Free Cash Flow
The following is a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$4,430	$5,750	$(13,188)	$(4,313)
Plus:
Acquisition of property and equipment	(281)	8	(932)	(352)
Capitalized software development costs	(4,577)	(2,764)	(8,673)	(5,207)
Free Cash Flow	$(428)	$2,994	$(22,793)	$(9,872)
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
Acquisition, Integration and Divestiture (Benefit) Costs
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
Gain on Debt Extinguishment
Gain on debt extinguishment is associated with debt extinguishment including the write off of the unamortized debt issuance costs. These are primarily non-cash and are associated with debt payment transactions which are non-recurring.
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$69,636	$76,701	$137,244	$141,032
Costs and expenses:
Partner Share and other third-party costs	33,258	39,170	63,801	72,554
Delivery costs	7,661	7,015	13,834	13,439
Sales and marketing expense	14,025	15,205	28,143	29,153
Research and development expense	13,470	14,847	26,518	26,411
General and administrative expense	16,151	16,276	30,636	29,346
Acquisition, integration and divestiture benefit	162	(9,947)	162	(8,224)
Change in contingent consideration	(5,808)	11,258	9	(23,326)
Depreciation and amortization expense	6,529	7,200	12,779	13,775
Total costs and expenses	85,448	101,024	175,882	153,128
Operating Loss	(15,812)	(24,323)	(38,638)	(12,096)
Other (expense) income:
Interest expense, net	(1,561)	(574)	(2,380)	(582)
Foreign currency gain (loss)	99	1,389	(531)	2,778
Gain on debt extinguishment	13,017	—	13,017	—
Total other income	11,555	815	10,106	2,196
Net Loss before income taxes	(4,257)	(23,508)	(28,532)	(9,900)
Net Loss	$(4,257)	$(23,508)	$(28,532)	$(9,900)
Comparison of Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Billings	$110,389	$109,424	$965	1%	$215,606	$205,050	$10,556	5%
Consumer Incentives	40,753	32,723	8,030	25	78,362	64,018	14,344	22
Revenue	$69,636	$76,701	$(7,065)	(9)%	$137,244	$141,032	$(3,788)	(3)%
% of Billings	63%	70%			64%	69%
The $7.1 million decrease in Revenue during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was comprised of a $1.0 million increase in Billings and a $8.0 million increase in Consumer Incentives. Consumer Incentives grew at a higher rate than Billings during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to higher engagement than expected.

The $3.8 million decrease in Revenue during the six months ended June 30, 2024 compared to the three months ended June 30, 2023 was comprised of a $10.6 million increase in Billings and a $14.3 million increase in Consumer Incentives. Consumer Incentives grew at a higher rate than Billings during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to higher engagement than expected.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Partner Share and other third-party costs	$33,258	$39,170	$(5,912)	(15)%	$63,801	$72,554	$(8,753)	(12)%
% of Revenue	48%	51%			46%	51%
Partner Share and other third-party costs decreased by $5.9 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by a renegotiation of terms with a certain FI Partner and changes in Partner Share mix.
Partner Share and other third-party costs decreased by $8.8 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, partially due to a decrease of $1.3 million from a Partner Share commitment shortfall accrual in 2023 that did not reoccur in 2024. Excluding this shortfall commitment, the balance in Partner Share and other third-party costs decreased by $7.5 million. The decrease is primarily driven by a renegotiation of terms with a certain FI Partner and changes in Partner Share mix.
Delivery Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Delivery costs excluding stock-based compensation expense	$6,940	$6,450	$490	8%	$12,470	$12,306	$164	1%
Plus:
Stock-based compensation expense	721	565	156	28	1,364	1,133	231	17
Total delivery costs	$7,661	$7,015	$646	9%	$13,834	$13,439	$395	3%
% of Revenue	11%	9%			10%	10%
Total delivery costs increased by $0.6 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Delivery costs excluding stock-based compensation increased by $0.5 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by $0.5 million increase in data storage costs.
Total delivery costs increased by $0.4 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Delivery costs excluding stock-based compensation increased by $0.2 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by a $0.2 million increase in staff expenses.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Sales and marketing expense excluding stock-based compensation expense	$11,122	$11,454	$(332)	(3)%	$22,099	$22,349	$(250)	(1)%
Plus:
Stock-based compensation expense	2,903	3,751	(848)	(23)	6,044	6,804	(760)	(11)
Total sales and marketing expense	$14,025	$15,205	$(1,180)	(8)%	$28,143	$29,153	$(1,010)	(3)%
% of Revenue	20%	20%			21%	21%

Total sales and marketing expenses decreased by $1.2 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Sales and marketing expense excluding the impact of stock-based compensation decreased by $0.3 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a $0.9 million decrease in staff expenses and a $0.1 million decrease in travel expenses, partially offset by a $0.7 million increase marketing expense.
Total sales and marketing expenses decreased by $1.0 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Sales and marketing expense excluding the impact of stock-based compensation decreased by $0.3 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a $0.5 million decrease in staff expenses, a $0.2 million decrease in administrative expenses and a $0.1 million increase in professional fees, partially offset by a $0.5 million increase in marketing expense.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Research and development expense excluding stock-based compensation expense	$8,837	$10,345	$(1,508)	(15)%	$17,935	$17,824	$111	1%
Plus:
Stock-based compensation expense	4,633	4,502	131	3	8,583	8,587	(4)	—
Total research and development expense	$13,470	$14,847	$(1,377)	(9)%	$26,518	$26,411	$107	—%
% of Revenue	19%	19%			19%	19%
Total research and development expense decreased by $1.4 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Research and development expense excluding stock-based compensation decreased by $1.5 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2024, primarily due to a $1.2 million decrease in staff expenses and a $0.5 million decrease in consulting fee, partially offset by a $0.2 million increase in data storage and software licenses. The decrease of $1.2 million is primarily due to increased benefit from capitalized software development of $2.4 million, offset by a $1.2 million tax credit forfeiture.
Total research and development expense increased by $0.1 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Research and development expense excluding stock-based compensation decreased by $0.1 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a $0.7 million decrease in professional fees, a $0.1 million decrease in staff expenses and a $0.1 million decrease in administrative expenses, partially offset by a $0.8 million increase in data storage and software licenses.
General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
General and administrative expense excluding stock-based compensation expense	$11,764	$13,355	$(1,591)	(12)%	$22,998	$26,163	$(3,165)	(12)%
Plus:
Stock-based compensation expense	4,387	2,921	1,466	50	7,638	3,183	4,455	n/a
Total general and administrative expense	$16,151	$16,276	$(125)	(1)%	$30,636	$29,346	$1,290	4%
% of Revenue	23%	21%			22%	21%
Total general and administrative expense decreased by $0.1 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. General and administrative expense excluding stock-based compensation decreased by $1.6 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a $1.3 million decrease in software licenses, a $1.0 million decrease in professional fees, a $0.5 million decrease in facility expenses and a $0.2 million decrease in staff expenses, partially offset by a $1.2 million increase in bad debt and a $0.2 million increase in travel expenses.

Total general and administrative expense increased by $1.3 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. General and administrative expense excluding stock-based compensation decreased by $3.2 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a $2.7 million decrease in software licenses, a $2.3 million decrease in professional fees, a $1.0 million decrease in facility expenses, a $0.5 million decrease in administrative expenses and a $0.1 million decrease in staff expenses, partially offset by a $3.0 million increase in bad debt and a $0.3 million increase in travel expenses.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Delivery costs	$721	$565	$156	28%	$1,364	$1,133	$231	20%
Sales and marketing expense	2,903	3,751	(848)	(23)	6,044	6,804	(760)	(11)
Research and development expense	4,633	4,502	131	3	8,583	8,587	(4)	—
General and administrative expense	4,387	2,921	1,466	50	7,638	3,183	4,455	n/a
Total stock-based compensation expense	$12,644	$11,739	$905	8%	$23,629	$19,707	$3,922	20%
% of Revenue	18%	15%			17%	14%
Stock-based compensation expense increased by $0.9 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by new hires and grants during the three months ended June 30, 2024, partially offset by higher forfeitures related to executive departures that occurred during the three months ended June 30, 2023.
Stock-based compensation expense increased by $3.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by higher forfeitures related to executive departures that occurred during the three months ended June 30, 2023.
Acquisition, integration and divestiture benefit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Acquisition, integration and divestiture benefit	$162	$(9,947)	$10,109	(102)	$162	$(8,224)	$8,386	(102)
% of Revenue	—%	(13)%			—%	(6)%
During the three months ended June 30, 2024 and 2023 we realized an expense of $0.2 million and a gain of $9.9 million primarily due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. Refer to Note 3 - Business Combinations to our consolidated financial statements for additional information.
During the six months ended June 30, 2024 and 2023 we realized an expense of $0.2 million and a gain of $8.2 million primarily due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. Refer to Note 3 - Business Combinations to our consolidated financial statements for additional information.

Change in contingent consideration

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Change in contingent consideration	$(5,808)	$11,258	$(17,066)	(152)	$9	$(23,326)	$23,335	n/a
% of Revenue	(8)%	—%			—%	(6)%
During the three months ended June 30, 2024 we realized a gain of $5.8 million primarily related to the Settlement Agreement. Refer to Note 1—Overview of Business and Basis of Presentation for additional information. During the three months ended June 30, 2023 we realized a cost of $11.3 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 9—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
During the six months ended June 30, 2024, the change in contingent consideration is less than a $0.1 million benefit as a result of the $5.9 million gain we recognized due to the Settlement Agreement, almost entirely offset by the $5.8 million loss related to the change in value of contingent consideration to the former Bridg shareholders. During the six months ended June 30, 2023 we realized a gain of $23.3 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 9—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
Depreciation and Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Depreciation and amortization expense	$6,529	$7,200	$(671)	(9)%	$12,779	$13,775	$(996)	(7)%
% of Revenue	9%	9%			9%	10%
Depreciation and amortization expense decreased by $0.7 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a decrease in the acquisition of property and equipment and fully amortized intangibles.
Depreciation and amortization expense decreased by $1.0 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a decrease in the acquisition of property and equipment and fully amortized intangibles.
Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Interest expense	$(2,433)	$(1,621)	$(812)	50%	$(4,175)	$(2,744)	$(1,431)	52%
Interest income	872	1,047	(175)	(17)	1,795	2,162	(367)	(17)%
Interest expense, net	$(1,561)	$(574)	$(987)	n/a	$(1,497)	$(582)	$(915)	n/a
% of Revenue	(2)%	(1)%			(2)%	—%
Interest expense, net increased by $1.0 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in our interest expense related to our 2024 Convertible Senior Notes, partially offset by repayment of our 2018 Line of Credit. Refer to Note 7—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2024 Convertible Senior Notes.
Interest expense, net increased by $0.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in our interest expense related to our 2024 Convertible Senior Notes, partially offset by repayment of our 2018 Line of Credit. Refer to Note 7—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2024 Convertible Senior Notes.

Foreign Currency Gain (Loss)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Foreign currency gain (loss)	$99	$1,389	$(1,290)	(93)%	$(531)	$2,778	$(3,309)	n/a
% of Revenue	—%	2%			(1)%	2%
Foreign currency gain (loss) was a gain of $0.1 million during the three months ended June 30, 2024 compared to a gain of $1.4 million during the three months ended June 30, 2023, primarily due to the decrease in the value of the British pound relative to the U.S. dollar.
Foreign currency gain (loss) was a loss of $0.5 million during the six months ended June 30, 2024 compared to a gain of $2.8 million during the six months ended June 30, 2023, primarily due to the decrease in the value of the British pound relative to the U.S. dollar.
Gain on Debt Extinguishment

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Gain on debt extinguishment	$13,017	$—	$13,017	n/a	$13,017	$—	$13,017	n/a
% of Revenue	19%	—%			9%	—%
Gain on debt extinguishment was a gain of $13.0 million during the three and six months ended June 30, 2024 compared to zero during the three and six months ended June 30, 2023, due to the aggregated payment towards the 2020 Convertible Senior Notes in April 2024. Refer to Note 7—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2020 Convertible Senior Notes.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$71,248	$91,830
Working capital(1)	80,731	52,779
Accounts receivable and contract assets, net	102,671	120,622
Unused available borrowings	60,000	16,688
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts, demand deposit accounts and U.S. Treasury Bills. As of June 30, 2024, our demand deposit accounts and our money market account earned approximately 5.0% annual rate of interest. As of June 30, 2024, our U.S. Treasury Bills earned approximately 5.3% annual rate of interest. As of June 30, 2024, $3.1 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics U.K. Limited is not considered indefinitely invested, we do not have any current plans to repatriate these funds.
Through June 30, 2024, we have incurred accumulated net losses of $1,139.8 million since inception, including net loss of $4.3 million for the three months ended June 30, 2024. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.

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
Sources of Material Cash Requirements
2020 Convertible Senior Notes
On September 22, 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025 (the "2020 Convertible Senior Notes"), including the exercise in full of the initial purchasers' option to purchase up to an additional $30.0 million principal amount of the 2020 Convertible Senior Notes. The 2020 Convertible Senior Notes were issued pursuant to an indenture, dated September 22, 2020, between us and U.S. Bank National Association, as trustee. The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 7—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the contingent consideration.
On April 1, 2024, we partially paid down the 2020 Convertible Senior Notes at prices below par and issued the 2024 Convertible Senior Notes (as defined below) with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029 as described below. The remaining portion not paid down on the 2020 Convertible Senior Notes are due on April 1, 2025.
Partner Share Commitment
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We had accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. As of June 30, 2024, we paid $3.4 million of our shortfall. During the six months ended June 30, 2024 and 2023, we recognized zero and $1.3 million of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations. Subsequent to June 30, 2024, we paid $1.1 million of the remaining portion of our shortfall commitment.
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
As of June 30, 2024, the contingent consideration is valued at $4.4 million, exclusive of $0.3 million in broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. We determined the present value of the contingent consideration by discounting the future payments to be paid by January 31, 2025 and June 30, 2025. As the remaining payments are fixed as per the Settlement Agreement, the contingent consideration is no longer subject to ASC 820, Fair Value Measurement.
Other Commitments
In January 2024, we renewed our agreement guaranteeing an aggregated spend of $17.0 million each year over the next 36 month period. As of June 30, 2024 we have paid $8.5 million towards our cloud hosting arrangement guarantee.
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
2024 Convertible Senior Notes
On April 1, 2024, we issued of $172.5 million principal amount of its 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes" and together with the 2020 Convertible Senior Notes, the "Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of 2024 Convertible Senior Notes. The net proceeds from the offering were an $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expenses payable by us. The 2024 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of April 1, 2024, between us and U.S. Bank Trust Company, National Association, as trustee. We used approximately $169.3 million, consisting of the net proceeds from the offering, together with cash on hand, to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the offering through one of the initial purchasers or one of its affiliates, as our agents.
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
In April 2024, we repaid in full $30.0 million of the principal balance of the 2018 Line of Credit. Interest on advances under the 2018 Line of Credit bore an interest rate equal to the prime rate plus 0.25%. During the six months ended June 30, 2024, we incurred approximately $0.7 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. As of June 30, 2024, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of June 30, 2024.
Subsequent to June 30, 2024, we amended our 2018 Loan Facility, which increased the ability to borrow up to 85% of the amount of our U.S. eligible accounts receivable and 30% of the amount of our U.K. eligible accounts receivable, modified our required minimum level of Adjusted EBITDA, and decreased the interest rate to prime rate plus 0.125%. The amendment also establishes a reserve in an amount equal to a percentage of the amount needed to retire the outstanding 2020 Convertible Notes. The amendment also includes extension of the maturity date of the loan to July 31, 2026.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash, cash equivalents and restricted cash — Beginning of period	$91,830	$121,985
Net cash used in operating activities	(13,188)	(4,313)
Net cash used in investing activities	(9,403)	(5,549)
Net cash provided by (used in) financing activities	2,034	(20,095)
Effect of exchange rates on cash, cash equivalents and restricted cash	(25)	117
Cash, cash equivalents and restricted cash — End of period	$71,248	$92,145
Operating Activities
Operating activities used $13.2 million of cash during the six months ended June 30, 2024, which reflected our Net Loss of $28.5 million, including $29.7 million of non-cash charges, offset by a $14.4 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets, amortization of financing costs charged to interest expense and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $7.2 million decrease in our Consumer Incentive liability, a $15.1 million decrease in Partner Share liability, a $7.3 million decrease in other accrued expense and a $0.4 million increase in prepaid expenses and other assets, partially offset by a $14.8 million decrease in accounts receivable and a $0.8 million increase in accounts payable. These fluctuations are primarily driven by the quarterly seasonality of our business.
Operating activities used $4.3 million of cash during the six months ended June 30, 2023, which reflected our net loss of $9.9 million, including $34.1 million of non-cash charges offset by a $23.3 million change in estimated contingent consideration, and a $5.2 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets, amortization of financing costs charged to interest expense and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $11.0 million decrease in our Consumer Incentive liability, a $0.3 million decrease in Partner Share liability and a $11.0 million decrease in other accrued expense, a $2.0 million decrease in accounts payable and a $0.4 million decrease in prepaid expenses and other assets, partially offset by a $18.1 million decrease in accounts receivable. These fluctuations are primarily driven by the quarterly seasonality of our business.
Investing Activities
Investing activities used $9.4 million and $5.5 million and in cash during the six months ended June 30, 2024 and 2023, respectively. Our investing cash flows during the six months ended June 30, 2024 and 2023 primarily consisted of funds used for the purchases of technology hardware and capitalization of costs to develop internal-use software.
Financing Activities
Financing activities provided $2.0 million in cash during the six months ended June 30, 2024, which consisted of aggregated net proceeds of $166.8 million proceeds from issuance of our 2024 Convertible Senior Notes offering ($172.5 million from the issuance of the 2024 Convertible Senior Notes offset by $5.6 million in debt issuance costs) and an aggregate net proceeds of $48.6 million, pursuant to the Equity Distribution Agreement, partially offset by a $169.3 million of principal payment of debt towards our 2020 Convertible Senior Notes, $30.0 million payment to the 2018 Line of Credit and $14.2 million paid in cash related to the settlement agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credit.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 8.50% plus 0.25%. In July, we amended our 2018 Loan Facility, which decreased the interest rate to prime rate plus 0.125%. As of June 30, 2024, the prime rate was 8.50% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%. On April 1, 2024 we issued the 2024 Convertible Senior Notes bearing an interest rate of 4.25%.
Foreign Currency Exchange Risk
Both Revenue and operating expense of Cardlytics U.K. Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either Revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during the six months ended June 30, 2024 and 2023, our Revenue would have decreased by $1.3 million and $0.9 million, respectively. The overall impact to net loss would be partially mitigated by decreases in operating expense of $0.8 million for each period in the six months ended June 30, 2024 and 2023, respectively.
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
We may not achieve or sustain revenue and billings growth in the future.
Our revenue decreased 2.7% to $137.2 million during the six months ended June 30, 2024 from $141.0 million during the six months ended June 30, 2023. Our billings increased 5.1% to $215.6 million during the six months ended June 30, 2024 from $205.1 million during the six months ended June 30, 2023. We may not be able to achieve or maintain year-over-year billings growth and may not see revenue growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including, but not limited to, slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during the six months ended June 30, 2024 and the full year of 2023 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During the six months ended June 30, 2024 and 2023 our top three FI partners combined to account for over 90% and 85% of the total Partner Share we paid to all partners, respectively, with the top FI partner representing over 50% for each period and the second and third largest FI partners representing over 15% and 10% of Partner Share, respectively. No other partner accounted for over 10% of Partner Share during these periods.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the six months ended June 30, 2024 and 2023, our top five marketers accounted for 15% and 17% of our Revenue, respectively, with no marketer accounting for over 10%. As of June 30, 2024 and 2023, our top five marketers accounted for 15% and 16% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
We have incurred annual net losses since inception and expect to incur net losses in certain periods in the future. During the six months ended June 30, 2024 and 2023, our net loss was $28.5 million and $9.9 million, respectively. We had an accumulated deficit of $1.1 billion as of June 30, 2024. We have never achieved net income on an annual basis, and we do not know if we will be able to achieve or sustain net income. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth as well. Our ability to achieve and sustain net income is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain net income.
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
As of June 30, 2024, we had 457 full-time employees. We may further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation.
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
During the six months ended June 30, 2024 and 2023, we derived 7.7% and 5.2%, respectively, of our revenue from outside the U.S. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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

Bringing new FI partners into our network may require considerable time and expense and can be long and unpredictable.
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
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due on September 15, 2025 (the "2020 Convertible Senior Notes"). The interest rate for the 2020 Convertible Senior Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. In April 2024, we issued of $172.5 million principal amount of our 4.25% Convertible Senior Notes due 2029 (the “2024 Convertible Senior Notes”, and together with the 2020 Convertible Senior Notes, the “Notes”), and used approximately $169.3 million, consisting of the net proceeds from the offering, together with cash on hand, to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes. The interest rate for the 2024 Convertible Senior Notes is fixed at 4.25% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. Additionally, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. Borrowings under our 2018 Line of Credit bear an interest rate equal to the prime rate of 8.50% plus 0.125%.

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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $2.60 to an intraday high of $161.47 through August 7, 2024. Factors that may affect the market price of our common stock include:
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
Recent Issuances of Unregistered Securities
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated as of April 1, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-38386	4.1	April 1, 2024
4.2	Form of Global Note, representing the Company’s 4.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38386	4.2	April 1, 2024
10.1^	Statement of Work Change Order dated May 24, 2024, between the Registrant and Bank of America, N.A.					X
10.2^	Assumption Agreement and Seventeenth Amendment to Loan and Security Agreement, dated as of July 30, 2024, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	August 7, 2024	By:	/s/ Karim Temsamani
Karim Temsamani
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2024	By:	/s/ Alexis DeSieno
Alexis DeSieno
Chief Financial Officer (Principal Financial and Accounting Officer)