Form 10-Q
period 2024-09-30
Cardlytics, Inc.
filed 2024-11-06
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2024, there were 50,822,443 shares outstanding of the registrant’s common stock, par value $0.0001.

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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$66,988	$91,830
Accounts receivable and contract assets, net	105,587	120,622
Other receivables	3,968	5,379
Prepaid expenses and other assets	6,787	6,097
Total current assets	183,330	223,928
Long-term assets:
Property and equipment, net	2,847	3,323
Right-of-use assets under operating leases, net	6,933	7,310
Intangible assets, net	12,826	35,003
Goodwill	159,429	277,202
Capitalized software development costs, net	31,859	24,643
Other long-term assets, net	2,169	2,735
Total assets	$399,393	$574,144
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,927	$4,425
Accrued liabilities:
Accrued compensation	8,250	11,662
Accrued expenses	8,359	9,587
Short-term debt	45,789	—
Partner Share liability	30,783	48,867
Consumer Incentive liability	49,912	52,678
Deferred revenue	2,064	2,405
Current operating lease liabilities	2,361	2,127
Current contingent consideration	4,463	39,398
Total current liabilities	155,908	171,149
Long-term liabilities:
Convertible senior notes, net	167,448	227,504
Long-term operating lease liabilities	6,323	6,391
Long-term deferred revenue	—	67
Line of Credit	—	30,000
Long-term contingent consideration	—	4,162
Other long-term liabilities	17	73
Total liabilities	$329,696	$439,346
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, 50,342 and 39,728 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$9	$9
Additional paid-in capital	1,356,173	1,243,594
Accumulated other comprehensive (loss) income	(1,498)	2,467
Accumulated deficit	(1,284,987)	(1,111,272)
Total stockholders’ equity	69,697	134,798
Total liabilities and stockholders’ equity	$399,393	$574,144
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$67,057	$79,005	$204,301	$220,037
Costs and expenses:
Partner Share and other third-party costs	30,675	36,144	94,476	108,698
Delivery costs	7,830	7,012	21,664	20,451
Sales and marketing expense	13,163	14,161	41,306	43,314
Research and development expense	13,194	12,430	39,712	38,841
General and administration expense	12,076	15,561	42,712	44,907
Acquisition, integration and divestiture costs (benefit)	—	78	162	(8,146)
Change in contingent consideration	100	8,281	110	(15,045)
Impairment of goodwill and intangible assets	131,595	—	131,595	—
Depreciation and amortization expense	6,970	5,990	19,749	19,765
Total costs and expenses	215,603	99,657	391,486	252,785
Operating Loss	(148,546)	(20,652)	(187,185)	(32,748)
Other (expense) income:
Interest expense, net	(1,479)	(915)	(3,859)	(1,497)
Foreign currency gain (loss)	4,843	(2,399)	4,312	379
Gain on debt extinguishment	—	—	13,017	—
Total other income (expense)	3,364	(3,314)	13,470	(1,118)
Loss before income taxes	(145,182)	(23,966)	(173,715)	(33,866)
Net Loss	$(145,182)	$(23,966)	$(173,715)	$(33,866)
Net Loss per share, basic and diluted	$(2.90)	$(0.63)	$(3.66)	$(0.95)
Weighted-average common shares outstanding, basic and diluted	50,028	37,982	47,469	35,502
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss	$(145,182)	$(23,966)	$(173,715)	$(33,866)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(4,451)	2,261	(3,965)	(294)
Total Comprehensive Loss	$(149,633)	$(21,705)	$(177,680)	$(34,160)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798
Exercise of common stock options	3	—	5	—	—	5
Stock-based compensation	—	—	35,396	—	—	35,396
Settlement of restricted stock	2,869	—	—	—	—	—
Issuance of common stock, net of issuance costs	3,592	—	27,451	—	—	27,451
Issuance of common stock, net of issuance costs - ATM Offering Program (as defined below)	3,908	—	48,151	—	—	48,151
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	242	—	1,461	—	—	1,461
Termination of capped calls related to 2020 Convertible Senior Notes	—	—	115	—	—	115
Other comprehensive loss	—	—	—	(3,965)	—	(3,965)
Net Loss	—	—	—	—	(173,715)	(173,715)
Balance – September 30, 2024	50,342	$9	$1,356,173	$(1,498)	$(1,284,987)	$69,697

Three Months Ended September 30, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2024	49,402	$9	$1,346,876	$2,953	$(1,139,805)	$210,033
Stock-based compensation	—	—	9,297	—	—	9,297
Settlement of restricted stock	940	—	—	—	—	—
Other comprehensive loss	—	—	—	(4,451)	—	(4,451)
Net Loss	—	—	—	—	(145,182)	(145,182)
Balance – September 30, 2024	50,342	$9	$1,356,173	$(1,498)	$(1,284,987)	$69,697

See notes to the condensed consolidated financial statements

Nine Months Ended September 30, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
Exercise of common stock options	10	—	54	—	—	54
Stock-based compensation	—	—	31,561	—	—	31,561
Settlement of restricted stock	2,004	—	—	—	—	—
Issuance of common stock	2,755	—	15,171	—	—	15,171
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	282	—	1,104	—	—	1,104
Other comprehensive loss	—	—	—	(294)	—	(294)
Net Loss	—	—	—	—	(33,866)	(33,866)
Balance – September 30, 2023	38,528	$9	$1,230,458	$5,304	$(1,010,436)	$225,335

Three Months Ended September 30, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2023	37,088	$9	$1,219,530	$3,043	$(986,470)	$236,112
Exercise of common stock options	6	—	44	—	—	44
Stock-based compensation	—	—	10,884	—	—	10,884
Settlement of restricted stock	1,434	—	—	—	—	—
Other comprehensive income	—	—	—	2,261	—	2,261
Net Loss	—	—	—	—	(23,966)	(23,966)
Balance – September 30, 2023	38,528	$9	$1,230,458	$5,304	$(1,010,436)	$225,335

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net Loss	$(173,715)	$(33,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	3,980	1,153
Depreciation and amortization	19,749	19,765
Amortization of financing costs charged to interest expense	1,235	1,234
Amortization of right-of-use assets	1,627	2,807
Gain on debt extinguishment	(13,017)	—
Stock-based compensation expense	31,694	29,956
Impairment of goodwill and intangible assets	131,595	—
Change in contingent consideration	110	(15,044)
Other non-cash income, net	(4,136)	(613)
Change in operating assets and liabilities:
Accounts receivable	12,909	10,991
Prepaid expenses and other assets	(229)	1,114
Accounts payable	820	(265)
Other accrued expenses	(3,192)	(10,282)
Partner Share liability	(18,330)	(4,994)
Consumer Incentive liability	(2,903)	(5,075)
Net cash used in operating activities	(11,803)	(3,119)
Investing activities
Acquisition of property and equipment	(1,439)	(393)
Capitalized software development costs	(13,423)	(8,302)
Business divestiture	202	—
Net cash used in investing activities	(14,660)	(8,695)
Financing activities
Proceeds from issuance of debt	172,500	30,000
Settlement of contingent consideration	(14,167)	(50,050)
Principal payment of debt	(199,291)	(21)
Proceeds from termination of capped calls related to convertible notes	115	—
Proceeds from issuance of common stock	48,634	55
Equity issuance costs	(309)	(58)
Debt issuance costs	(5,836)	—
Net cash provided by (used in) financing activities	1,646	(20,074)
Effect of exchange rates on cash, cash equivalents and restricted cash	(25)	43
Net decrease in cash, cash equivalents and restricted cash	(24,842)	(31,845)
Cash, cash equivalents, and restricted cash — Beginning of period	91,830	121,985
Cash, cash equivalents, and restricted cash — End of period	$66,988	$90,140

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheet:
Cash and cash equivalents	$66,988	$90,067
Restricted cash	—	73
Total cash, cash equivalents and restricted cash — End of period	$66,988	$90,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,453	$2,958
Amounts accrued for property and equipment	$20	$—
Amounts accrued for capitalized software development costs	$203	$—
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	$27,451	$—

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
Divestitures
On December 7, 2023, we sold and transferred substantially all of the assets of HSP EPI Acquisition, LLC, a wholly-owned subsidiary ("Entertainment"), for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment. During the nine months ended September 30, 2024, we received $0.2 million of cash from the escrow and recorded a $0.1 million divestiture expense associated with the net working capital adjustment.

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
During the nine months ended September 30, 2024 and 2023 we recognized an expense of $0.2 million and a gain of $8.1 million, respectively, primarily in connection with our acquisition of Bridg due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. These expenses and gains are included in acquisition, integration and divestiture costs (benefit) on our condensed consolidated statements of operations.
Divestitures
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment, for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment. During the nine months ended September 30, 2024, we received $0.2 million of cash from the escrow and recorded a $0.1 million divestiture expense associated with the net working capital adjustment.
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
The carrying amounts of goodwill as of September 30, 2024 were as follows (in thousands):

	Cardlytics Platform	Bridg Platform	Consolidated
Gross goodwill	$159,429	$117,773	$277,202
Accumulated impairments	—	(117,773)	(117,773)
Goodwill	$159,429	$—	$159,429
We have assessed the triggering events criteria along with related conditions and developments as of September 30, 2024, and we have concluded that we had a triggering event as a result of a sustained decline in our stock price during the three months ended September 30, 2024. We have, therefore, performed a quantitative impairment test as of September 30, 2024, and determined that the carrying value of the Bridg platform exceeded its fair value. As such, we recognized a goodwill impairment of $117.8 million for the Bridg platform. As of September 30, 2024, there is no remaining goodwill associated with the Bridg platform.
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

We have assessed the triggering events criteria along with related conditions and developments as of September 30, 2024. As a result of a triggering event as discussed above, we performed an impairment test as of September 30, 2024, and determined that the carrying value of the Bridg platform Developed technology intangible asset exceeded its fair values. As such, we recognized an acquired intangible asset impairment of $13.7 million during the three months ended September 30, 2024.
2024 Acquired Intangibles
Acquired intangible assets subject to amortization as of September 30, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Developed technology	$63,621	$(40,539)	$(13,748)	$9,334	2.8
Merchant relationships	21,930	(18,438)	—	3,492	1.7
Total other intangible assets	$85,551	$(58,977)	$(13,748)	$12,826
2023 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Divestiture of Entertainment	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$2,315	$(1,802)	$(513)	$—	0.0
Developed technology	64,070	(33,838)	(449)	29,783	3.4
Merchant relationships	25,915	(16,784)	(3,985)	5,146	2.4
Total other intangible assets	$92,300	$(52,424)	$(4,947)	$34,929
Amortization expense of acquired intangibles during the three months ended September 30, 2024 and 2023 was $2.8 million and $3.4 million, respectively. Amortization expense of acquired intangibles during the nine months ended September 30, 2024 and 2023 was $8.4 million and $10.3 million, respectively.
As of September 30, 2024, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2024 (remaining three months)	1,453
2025	5,813
2026	4,370
2027	1,190
Thereafter	—
Total expected future amortization expense	$12,826

5.     REVENUE
The Cardlytics platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our powerful purchase intelligence platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $44.9 million and $37.6 million during the three months ended September 30, 2024 and 2023, respectively. Consumer Incentives totaled $123.3 million and $101.4 million during the nine months ended September 30, 2024 and 2023, respectively. We pay certain partners a negotiated and fixed percentage of our Billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
The Cardlytics platform is priced predominantly in two ways: (1) Cost per Served Sale ("CPS"), and (2) Cost per Redemption ("CPR").
•CPS. As of September 30, 2024, our primary pricing model is CPS. We generate Revenue by charging a percentage, which we refer to as the CPS Rate, of all purchases from the marketer by consumers who (1) are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers select the marketing and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS Rates for marketers based on our expectation of the marketer’s return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of Billings. However, if the amount of Consumer Incentives exceeds the amount of Billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. In some instances, we may also charge the marketer the Consumer Incentive, in which case the marketer determines the level of Consumer Incentive for the campaign.
•CPR. Under our CPR pricing model, marketers generally specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee for each purchase that we generate. We also refer to this pricing model as Cost-per-Transaction ("CPT"). We generally generate Revenue if the consumer (1) is served marketing, (2) selects the marketing and thereby becomes eligible to earn the applicable Consumer Incentive, and (3) makes a qualifying purchase from the marketer during the campaign period. We set the CPR fee for marketers based on our estimation of the marketers’ return on spend for the relevant campaign. CPR and CPT are both part of our strategy to move to Engagement-based pricing.
The following table summarizes Revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost per Served Sale	$36,127	$49,957	$116,664	$138,664
Cost per Redemption	23,196	20,842	66,150	58,305
Other Revenue(1)	1,787	2,265	4,531	5,851
Cardlytics Platform Revenue	$61,110	$73,064	$187,345	$202,820
(1)Other Revenue during the three and nine months ended September 30, 2024 primarily includes pricing models that do not relate to CPS and CPR, which includes proof-of-concept pricing models that we are exploring and hosting fees that we charge our FI partners to support the costs required to host our services. Other Revenue during the three and nine months ended September 30, 2023 primarily consists of revenue from Entertainment.
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

The following table summarizes Revenue from the Bridg platform (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Bridg Platform Revenue	$5,947	$5,941	$16,956	$17,217

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	September 30, 2024	December 31, 2023
Contract assets, current	Accounts receivable and contract assets, net	$116	$41
Total contract assets		$116	$41

Contract liabilities, current	Deferred revenue	$2,063	$2,204
Contract liabilities, long-term	Long-term deferred revenue	—	67
Total contract liabilities		$2,063	$2,271
During the nine months ended September 30, 2024, we recognized $2.1 million of Revenue related to amounts that were included in Deferred revenue as of December 31, 2023.
The following information represents the total transaction price for the remaining performance obligations as of September 30, 2024 related to contracts expected to be recognized over future periods. This includes Deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as Revenue in future periods. As of September 30, 2024, we had $37.9 million of remaining performance obligations through June 2028, of which $17.6 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
6.     LEASES
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2024 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	September 30, 2024	December 31, 2023
Operating lease assets	Right-of-use assets under operating leases, net	$6,933	$7,310
Finance lease assets	Property and equipment, net	22	14
Total lease assets		6,955	7,324

Operating lease liabilities, current	Current operating lease liabilities	2,361	2,127
Operating lease liabilities, long-term	Long-term operating lease liabilities	6,323	6,391
Finance lease liabilities, current	Accrued expenses	7	10
Finance lease liabilities, long-term	Other long-term liabilities	17	—
Total lease liabilities		$8,708	$8,528

7.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Line of Credit	$—	$30,000
2024 Convertible Senior Notes, net	167,448	—
2020 Convertible Senior Notes, net	45,789	227,504
Total debt	$213,237	$257,504
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest related to our 2024 Convertible Senior Notes and 2020 Convertible Senior Notes of $3.7 million and $0.7 million, respectively, as of September 30, 2024 and December 31, 2023.
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
The net carrying amount of the liability component of the 2024 Convertible Senior Notes is as follows (in thousands):

September 30, 2024
Principal	$172,500
Minus:
Unamortized issuance costs	(5,052)
Net carrying amount	$167,448

Interest expense recognized related to the 2024 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Contractual interest expense (due in cash)	$1,833	$3,645
Amortization of debt issuance costs	281	558
Total interest expense related to the 2024 Convertible Senior Notes	$2,114	$4,203
Effective interest rate	4.90%	4.90%
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
In April 2024, we used approximately $169.3 million, consisting of the net proceeds from the 2024 Convertible Senior Notes offering, together with cash on hand, to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the offering through one of the initial purchasers or one of its affiliates, as our agents. As a result of the extinguishment of the 2020 Convertible Senior Notes, we have recorded a gain of $13.0 million, which is recorded as a Gain on debt extinguishment on the condensed consolidated statement of operations.
The 2020 Convertible Senior Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The 2020 Convertible Senior Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The 2020 Convertible Senior Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2020 Convertible Senior Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined in the 2020 Indenture) per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the 2020 Convertible Senior Notes on each such trading day; (3) if we call such 2020 Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the 2020 Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of September 30, 2024, and thus the 2020 Convertible Senior Notes are not convertible at the option of the holders during the quarter ending December 31, 2023 based on the stock price conditions. The 2020 Convertible Senior Notes may be convertible in the future if the stock price condition is satisfied during future measurement periods or if another conversion condition is satisfied. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2020 Convertible Senior Notes may convert all or any portion of their 2020 Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the 2020 Indenture.
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
The net carrying amount of the liability component of the 2020 Convertible Senior Notes is as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal	$46,070	$230,000
Minus:
Unamortized issuance costs	(281)	(2,496)
Net carrying amount of the liability component	$45,789	$227,504

Interest expense recognized related to the 2020 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense (due in cash)	$115	$575	$805	$1,725
Amortization of debt issuance costs	73	365	511	1,096
Total interest expense related to the 2020 Convertible Senior Notes	$188	$940	$1,316	$2,821
Effective interest rate	1.64%	1.64%	1.64%	1.64%
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
In April 2024, we repaid in full $30.0 million of the principal balance of the 2018 Line of Credit. Interest on advances under the 2018 Line of Credit bore an interest rate equal to the prime rate plus 0.25%. During the nine months ended September 30, 2024, we incurred approximately $0.7 million of interest expense associated with the 2018 Loan Facility. In addition, we were required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment.
In July 2024, we amended our 2018 Loan Facility, which increased the ability to borrow up to 85% of the amount of our U.S. eligible accounts receivable and 30% of the amount of our U.K. eligible accounts receivable, decreased our required minimum level of Adjusted EBITDA, and decreased the interest rate to prime rate plus 0.125%. The amendment also establishes a reserve in an amount equal to a percentage of the amount needed to retire the outstanding 2020 Convertible Notes. The amendment also includes extension of the maturity date of the loan to July 31, 2026.
In September 2024, we entered into an amended and restated Loan and Security Agreement, which amended and restated the original Loan and Security Agreement to consolidate the original agreement and all subsequent amendments thereto into a single document.
As of September 30, 2024, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of September 30, 2024.
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

On July 18, 2022, our Board of Directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board of Directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. As of September 30, 2024, there were 709,849 shares available under the 2022 Inducement Plan. Subsequent to September 30, 2024 our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 2,500,000 shares of our common stock.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Delivery costs	$675	$667	$2,039	$1,800
Sales and marketing expense	2,096	2,683	8,140	9,487
Research and development expense	3,448	3,661	12,031	12,248
General and administration expense	1,846	3,238	9,484	6,421
Total stock-based compensation expense	$8,065	$10,249	$31,694	$29,956
During the three months ended September 30, 2024 and 2023, we capitalized $1.2 million and $0.6 million of stock-based compensation expense for software development, respectively. During the nine months ended September 30, 2024 and 2023, we capitalized $3.7 million and $1.6 million of stock-based compensation expense for software development, respectively.
Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2023	5,485	$15.70	2.01	$68,092
Granted	4,262	10.53
Vested	(2,869)	12.78
Forfeited	(2,193)	11.23
Unvested — September 30, 2024	4,685	$14.88	1.42	$53,788
During the nine months ended September 30, 2024, we granted 4,262,166 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to September 30, 2024, we granted 680,600 RSUs to employees and non-employee directors, which have a two year vesting period. Unamortized stock-based compensation expense related to these RSUs totaled $2.9 million.
Performance-based RSUs
In July 2022, we granted 100,990 PSUs which included two tranches that vest on the achievement of specific Revenue-based performance metrics ("2022 Bridg PSUs"). During the three months ended September 30, 2024, we reassessed the likelihood of achieving the second tranche of the 2022 Bridg PSUs and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with this grant as a benefit to stock-based compensation during the three months ended September 30, 2024.

In March 2022 and August 2022, we granted 269,202 and 25,248 performance-based restricted stock units ("2022 PSUs"), respectively, consisting of three tranches. The first two tranches each represent 25% of the grant, and each vest upon the achievement of certain milestones related to the installation of our Ad Server at our FI Partners. In December 2022, the compensation committee of our Board of Directors certified that the first tranche's milestone related to the installation of our Ad Server at our FI partners had been achieved, which resulted in the immediate vesting of the first tranche representing 25% of the grant. 50% of the third tranche vests upon the achievement of a certain number of advertisers purchasing both the Cardlytics and Bridg platforms at a target incremental Billings amount over the 2021 Billings amount, and the remaining 50% of the tranche vests six months after this target is achieved. During the three months-ended September 30, 2024, we reassessed the likelihood of achieving this PSU and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with this grant as a benefit to stock-based compensation during the three months ended September 30, 2024.
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
With the exception of the 2021 PSUs, the third tranche of the 2022 PSUs, the second tranche of the 2022 Bridg PSUs and any other PSUs tied to these vesting conditions, we believe that the achievement of all of the above referenced performance-based vesting conditions are probable before the awards' respective expiration dates.

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
As of December 31, 2023, 657,826 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 397,283 shares on January 1, 2024. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the nine months ended September 30, 2024, we issued 242,255 shares under the 2018 ESPP.
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
Included in the fair value table are cash equivalents and contingent consideration. Cash equivalents are comprised of money market funds and U.S. treasury bills stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. The fair value of cash equivalents are as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$27,352	$—	$—	$27,352
US Treasury Bills	17,914	—	—	17,914
Total cash equivalents at fair value	$45,266	$—	$—	$45,266

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
The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$43,560	$104,121
Decrease due to earnout settlement	(45,114)	(61,808)
Change in fair value of contingent consideration	$5,817	(15,045)
Reclassification due to remaining payments being fixed per Settlement Agreement	(4,263)	—
Ending balance	$—	$27,268
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
As of September 30, 2024, the contingent consideration is valued at $4.5 million, exclusive of $0.3 million in broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. We determined the present value of the contingent consideration by discounting the future payments to be paid by January 31, 2025 and June 30, 2025. As the remaining payments are fixed as per the Settlement Agreement, the contingent consideration is no longer subject to ASC 820, Fair Value Measurement.
10.     COMMITMENTS AND CONTINGENCIES
Commitments
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We had accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. As of September 30, 2024, we paid $4.5 million of our shortfall extinguishing our minimum Partner Share liability. During the nine months ended September 30, 2024 and 2023, we recognized zero and $1.3 million of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
Other Commitments
In January 2023, we renewed a cloud hosting arrangement guaranteeing an aggregated spend of $13.5 million over a 12 month period. In January 2024, we renewed our agreement guaranteeing an aggregated spend of $17.0 million each year over the next 36 month period.

We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 6—Leases for further details. In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025. During the nine months ended September 30, 2024, we partially paid down the 2020 Convertible Senior Notes and issued 2024 Convertible Senior Notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029. Refer to Note 7—Debt and Financing Arrangements for further details.
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
11.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2024 and 2023 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of September 30, 2024 and 2023 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	September 30,
	2024	2023
Common stock options	57	86
2020 Convertible Senior Notes	541	2,701
2024 Convertible Senior Notes	9,573	—
Unvested restricted stock units	4,685	6,166
Common stock issuable pursuant to the 2018 ESPP	324	82

12.     SEGMENTS
As of September 30, 2024, we have three operating segments: the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Subsequent to the acquisition of Bridg, our CODM began reviewing Bridg's Revenue and operating expenses. Therefore, we consider the Bridg platform to be a separate operating segment. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Revenue and Adjusted Contribution. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cardlytics platform
Revenue	$61,110	$73,064	$187,343	$202,820
Minus: Partner Share and other third-party costs	30,293	36,011	93,570	108,272
Adjusted Contribution	$30,817	$37,053	$93,773	$94,548
Bridg platform
Revenue	$5,947	$5,941	$16,958	$17,217
Minus: Partner Share and other third-party costs	382	133	906	426
Adjusted Contribution	$5,565	$5,808	$16,052	$16,791
Consolidated
Revenue	$67,057	$79,005	$204,301	$220,037
Minus: Partner Share and other third-party costs	30,675	36,144	94,476	108,698
Adjusted Contribution	$36,382	$42,861	$109,825	$111,339
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

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted Contribution	$36,382	$42,861	$109,825	$111,339
Minus:
Delivery costs	7,830	7,012	21,664	20,451
Sales and marketing expense	13,163	14,161	41,306	43,314
Research and development expense	13,194	12,430	39,712	38,841
General and administration expense	12,076	15,561	42,712	44,907
Acquisition, integration and divestiture benefit	—	78	162	(8,146)
Change in contingent consideration	100	8,281	110	(15,045)
Impairment of goodwill and intangible assets	131,595	—	131,595	—
Depreciation and amortization expense	6,970	5,990	19,749	19,765
Total other expense	(3,364)	3,314	(13,470)	1,118
Loss before income taxes	$(145,182)	$(23,966)	$(173,715)	$(33,866)
The following tables provide geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
United States	$61,440	$74,798	$188,060	$208,523
United Kingdom	5,617	4,207	16,241	11,514
Total	$67,057	$79,005	$204,301	$220,037

	September 30, 2024	December 31, 2023
Property and equipment, net:
United States	$2,791	$3,244
United Kingdom	56	79
Total	$2,847	$3,323
Capital expenditures within the United States totaled $0.8 million and zero for the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures within the United Kingdom totaled less than $0.1 million for each period during the nine months ended September 30, 2024 and 2023.
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

Marketers
Beginning in the period ended December 31, 2023, we define a marketer as a customer who has a distinct contractual relationship with us, rather than aggregating by parent company. We believe this is a more accurate representation for how marketing budgets are managed at our customer level. This methodology change in our aggregation impacts how we calculate our revenue and accounts receivable concentration and we changed the prior year presentation to be in conformity.
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the nine months ended September 30, 2024 and 2023, our top five marketers accounted for 12% and 17% of our Revenue, respectively, with no marketer accounting for over 10%. As of September 30, 2024 and 2023, our top five marketers accounted for 20% and 16% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
During the nine months ended September 30, 2024 and 2023 our top three FI partners combined to account for over 95% and 85% of the total Partner Share we paid to all partners, respectively, with the top FI partner representing over 50% for each period and the second and third largest FI partners combined to represent over 30% of Partner Share in each period. No other partner accounted for over 10% of Partner Share during these periods.
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
Key Performance Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands except ARPU amounts	2024	2023	2024	2023
Cardlytics MAUs	166,409	162,467	166,813	160,204
Cardlytics ARPU	$0.40	$0.49	$1.22	$1.37
Cardlytics Monthly Active Users ("MAUs")
We define MAUs as targetable customers that have logged in and visited online or mobile applications containing offers, opened an email containing an offer, or redeemed an offer from the Cardlytics platform during a monthly period. We then calculate a monthly average of these MAUs for the periods presented. We believe that MAUs is an indicator of the Cardlytics platform's ability to drive engagement and is reflective of the marketing base that we offer to marketers. We are reporting only the total number of unique targetable customers within each FI.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	#	%	2024	2023	#	%
Cardlytics MAUs	166,409	162,467	3,942	2	166,813	160,204	6,609	4
During the three months ended September 30, 2024, Cardlytics MAUs increased by 3.9 million compared to the three months ended September 30, 2023 primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and a new FI Partner in the U.K.
During the nine months ended September 30, 2024, Cardlytics MAUs increased by 6.6 million compared to the nine months ended September 30, 2023 primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and a new FI Partner in the U.K.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Cardlytics ARPU	$0.40	$0.49	$(0.09)	(18)	$1.22	$1.37	$(0.15)	(12)
During the three months ended September 30, 2024, Cardlytics ARPU decreased by $0.09 compared to the three months ended September 30, 2023 as a result of an $7.5 million increase in Consumer Incentives due to due to high engagement by our customers.
During the nine months ended September 30, 2024, Cardlytics ARPU decreased by $0.15 compared to the three months ended September 30, 2023 as a result of an $21.8 million increase in Consumer Incentives due to high engagement by our customers.
Key Financial Metrics (Including Non-GAAP Metrics)

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2024	2023	2024	2023
Revenue	$67,057	$79,005	$204,301	$220,037
Consumer Incentives	$44,901	$37,425	$123,260	$101,443
Billings	$111,958	$116,430	$327,561	$321,480
Gross Profit	$28,552	$35,849	$88,161	$90,888
Adjusted Contribution	$36,382	$42,861	$109,825	$111,339
Net Loss	$(145,182)	$(23,966)	$(173,715)	$(33,866)
Adjusted EBITDA	$(1,816)	$3,946	$(3,875)	$(6,218)
Adjusted Net (Loss) Income	$(7,480)	$474	$(19,128)	$(17,147)
Net cash provided by (used in) operating activities	$1,388	$1,194	$(11,803)	$(3,119)
Free Cash Flow	$(3,869)	$(1,951)	$(26,665)	$(11,814)
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
Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before interest expense, net; depreciation and amortization; stock-based compensation expense; foreign currency (gain) loss; gain on debt extinguishment; acquisition, integration and divestiture costs (benefit); change in contingent consideration; and impairment of goodwill and intangible assets and, in applicable periods, certain other income and expense items, such as loss on divestiture; restructuring and reduction of force; income tax benefit; and deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, and foreign currency loss (gain) are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate Adjusted EBITDA.
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
Adjusted Net (Loss) Income
We define Adjusted Net (Loss) Income as our Net Loss before stock-based compensation expense; foreign currency (gain) loss; gain on debt extinguishment; acquisition, integration and divestiture costs (benefit); amortization of acquired intangibles; change in contingent consideration; and impairment of goodwill and intangible assets and, in applicable periods, certain other income and expense items, such as loss on divestiture; restructuring and reduction of force; and income tax benefit. We define Adjusted Net (Loss) Income per share as Adjusted Net (Loss) Income divided by our weighted-average common shares outstanding, diluted.
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

Results of Non-GAAP Measures
Billings

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Cardlytics Billings	$111,958	$116,430	$(4,472)	(4)	$327,561	$321,480	$6,081	2
During the three months ended September 30, 2024, Billings decreased by $(4.5) million compared to the three months ended September 30, 2023 primarily driven by a $6.9 million decrease in net sales to existing marketers, partially offset by an increase of $2.4 million in sales to new marketers.
During the nine months ended September 30, 2024, Billings increased by $6.1 million compared to the nine months ended September 30, 2023 primarily driven by an increase of $24.6 million in sales to new marketers, partially offset by a $18.5 million decrease in net sales to existing marketers.
The following table presents a reconciliation of Billings to Revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated
Revenue	$67,057	$79,005	$204,301	$220,037
Plus:
Consumer Incentives	44,901	37,425	123,260	101,443
Billings	$111,958	$116,430	$327,561	$321,480
Cardlytics platform
Revenue	$61,110	$73,064	$187,345	$202,820
Plus:
Consumer Incentives	44,901	37,425	123,260	101,443
Billings	$106,011	$110,489	$310,605	$304,263
Bridg platform
Revenue	$5,947	$5,941	$16,956	$17,217
Plus:
Consumer Incentives	—	—	—	—
Billings	$5,947	$5,941	$16,956	$17,217

Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated
Revenue	$67,057	$79,005	$204,301	$220,037
Minus:
Partner Share and other third-party costs	30,675	36,144	94,476	108,698
Delivery costs(1)	7,830	7,012	21,664	20,451
Gross Profit	28,552	35,849	88,161	90,888
Plus:
Delivery costs(1)	7,830	7,012	21,664	20,451
Adjusted Contribution	$36,382	$42,861	$109,825	$111,339
Cardlytics platform
Revenue	$61,110	$73,064	$187,345	$202,820
Minus:
Partner Share and other third-party costs	30,292	36,011	93,569	108,272
Delivery costs(1)	6,011	5,510	16,837	15,420
Gross Profit	24,807	31,543	76,939	79,128
Plus:
Delivery costs(1)	6,011	5,510	16,837	15,420
Adjusted Contribution	$30,818	$37,053	$93,776	$94,548
Bridg platform
Revenue	$5,947	$5,941	$16,956	$17,217
Minus:
Partner Share and other third-party costs	383	133	907	426
Delivery costs(1)	1,819	1,502	4,827	5,031
Gross Profit	3,745	4,306	11,222	11,760
Plus:
Delivery costs(1)	1,819	1,502	4,827	5,031
Adjusted Contribution	$5,564	$5,808	$16,049	$16,791
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.7 million for each the three months ended September 30, 2024 and 2023. Stock based compensation expense recognized in consolidated delivery costs totaled $2.0 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Adjusted EBITDA
The following table presents a reconciliation of adjusted EBITDA to Net Loss, the most directly comparable GAAP measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss	$(145,182)	$(23,966)	$(173,715)	$(33,866)
Plus:
Interest expense, net	1,479	915	3,859	1,497
Depreciation and amortization	6,970	5,990	19,749	19,765
Stock-based compensation expense	8,065	10,249	31,694	29,956
Foreign currency (gain) loss	(4,843)	2,399	(4,312)	(379)
Gain on debt extinguishment	—	—	(13,017)	—
Acquisition, integration and divestiture costs (benefit)	—	78	162	(8,146)
Change in contingent consideration	100	8,281	110	(15,045)
Impairment of goodwill and intangible assets	131,595	—	131,595	—
Adjusted EBITDA	$(1,816)	$3,946	$(3,875)	$(6,218)

The following table presents a reconciliation of adjusted EBITDA to Adjusted Contribution, the most directly comparable segment income measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated
Adjusted Contribution	$36,382	$42,861	$109,825	$111,339
Minus:
Delivery costs	7,830	7,012	21,664	20,451
Sales and marketing expense	13,163	14,161	41,306	43,314
Research and development expense	13,194	12,430	39,712	38,841
General and administration expense	12,076	15,561	42,712	44,907
Stock-based compensation expense	(8,065)	(10,249)	(31,694)	(29,956)
Adjusted EBITDA	$(1,816)	$3,946	$(3,875)	$(6,218)
Cardlytics platform
Adjusted Contribution	$30,818	$37,053	$93,776	$94,549
Minus:
Delivery costs	6,011	5,510	16,837	15,420
Sales and marketing expense	11,047	12,041	34,082	36,422
Research and development expense	11,153	11,046	33,519	34,772
General and administration expense	11,312	14,874	39,516	43,321
Stock-based compensation expense	(7,066)	(9,127)	(27,912)	(27,835)
Adjusted EBITDA	$(1,639)	$2,709	$(2,266)	$(7,551)
Bridg platform
Adjusted Contribution	$5,564	$5,808	$16,049	$16,790
Minus:
Delivery costs	1,819	1,502	4,827	5,031
Sales and marketing expense	2,116	2,120	7,224	6,892
Research and development expense	2,041	1,384	6,193	4,069
General and administration expense	764	687	3,196	1,586
Stock-based compensation expense	(999)	(1,122)	(3,782)	(2,121)
Adjusted EBITDA	$(177)	$1,237	$(1,609)	$1,334

Adjusted Net (Loss) Income
The following table presents a reconciliation of Adjusted Net Loss to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss	$(145,182)	$(23,966)	$(173,715)	$(33,866)
Plus:
Stock-based compensation expense	8,065	10,249	31,694	29,956
Foreign currency (gain) loss	(4,843)	2,399	(4,312)	(379)
Gain on debt extinguishment	—	—	(13,017)	—
Acquisition, integration and divestiture costs (benefit)	—	78	162	(8,146)
Amortization of acquired intangibles	2,785	3,433	8,355	10,333
Change in contingent consideration	100	8,281	110	(15,045)
Impairment of goodwill and intangible assets	131,595	—	131,595	—
Adjusted Net (Loss) Income	$(7,480)	$474	$(19,128)	$(17,147)
Weighted-average number of shares of common stock used in computing Adjusted Net (Loss) Income per share:
Weighted-average common shares outstanding, diluted	50,028	37,982	47,469	35,502
Adjusted Net (Loss) Income per share, diluted	$(0.15)	$0.01	$(0.40)	$(0.48)
Free Cash Flow
The following is a reconciliation of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$1,388	$1,194	$(11,803)	$(3,119)
Plus:
Acquisition of property and equipment	(507)	(51)	(1,439)	(393)
Capitalized software development costs	(4,750)	(3,094)	(13,423)	(8,302)
Free Cash Flow	$(3,869)	$(1,951)	$(26,665)	$(11,814)
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
Sales and Marketing Expense
Sales and marketing expense consists primarily of personnel costs of our sales, account management, marketing and analytics teams, including salaries, benefits, bonuses, commissions, stock-based compensation and payroll taxes. Sales and marketing expense also includes professional fees, marketing programs such as trade shows, marketing materials, public relations, sponsorships and other brand building expenses, as well as outsourcing costs, travel and entertainment expenses and company-funded consumer testing expenses for certain marketers that are not current customers. We expect that our sales and marketing expense will increase in absolute dollars over time as a result of hiring new sales representatives and as we invest to enhance our brand. Over time, we expect sales and marketing expenses will decline as a percentage of Revenue.
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
General and Administrative Expense
General and administrative expense consists of personnel costs of our executive, finance, legal, compliance, IT support and human resources teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. General and administrative expense also includes professional fees for external legal, accounting and consulting services, financing transaction costs, facilities costs such as rent and utilities, royalties, bad debt expense, travel expense, property taxes and franchise taxes. We expect that general and administrative expenses will increase over time on an absolute dollar basis but decrease as a percentage of Revenue as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business.
Acquisition, Integration and Divestiture Costs (Benefit)
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
Results of Operations
The following table presents our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$67,057	$79,005	$204,301	$220,037
Costs and expenses:
Partner Share and other third-party costs	30,675	36,144	94,476	108,698
Delivery costs	7,830	7,012	21,664	20,451
Sales and marketing expense	13,163	14,161	41,306	43,314
Research and development expense	13,194	12,430	39,712	38,841
General and administrative expense	12,076	15,561	42,712	44,907
Acquisition, integration and divestiture benefit	—	78	162	(8,146)
Change in contingent consideration	100	8,281	110	(15,045)
Impairment of goodwill and intangible assets	131,595	—	131,595	—
Depreciation and amortization expense	6,970	5,990	19,749	19,765
Total costs and expenses	215,603	99,657	391,486	252,785
Operating Loss	(148,546)	(20,652)	(187,185)	(32,748)
Other (expense) income:
Interest expense, net	(1,479)	(915)	(3,859)	(1,497)
Foreign currency gain (loss)	4,843	(2,399)	4,312	379
Gain on debt extinguishment	—	—	13,017	—
Total other income	3,364	(3,314)	13,470	(1,118)
Net Loss before income taxes	(145,182)	(23,966)	(173,715)	(33,866)
Net Loss	$(145,182)	$(23,966)	$(173,715)	$(33,866)

Comparison of Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Billings	$111,958	$116,430	$(4,472)	(4)%	$327,561	$321,480	$6,081	2%
Consumer Incentives	44,901	37,425	7,476	20	123,260	101,443	21,817	22
Revenue	$67,057	$79,005	$(11,948)	(15)%	$204,301	$220,037	$(15,736)	(7)%
% of Billings	60%	68%			62%	68%
The $11.9 million decrease in Revenue during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was comprised of a $4.5 million decrease in Billings and a $7.5 million increase in Consumer Incentives. Consumer Incentives grew at a higher rate than Billings during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to higher engagement than previous years.
The $15.7 million decrease in Revenue during the nine months ended September 30, 2024 compared to the three months ended September 30, 2023 was comprised of a $6.1 million increase in Billings and a $21.8 million increase in Consumer Incentives. Consumer Incentives grew at a higher rate than Billings during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to higher engagement.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Partner Share and other third-party costs	$30,675	$36,144	$(5,469)	(15)%	$94,476	$108,698	$(14,222)	(13)%
% of Revenue	46%	46%			46%	49%
Partner Share and other third-party costs decreased by $5.5 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by a renegotiation of terms with a certain FI Partner and changes in Partner Share mix.
Partner Share and other third-party costs decreased by $14.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, partially due to a decrease of $1.3 million from a Partner Share commitment shortfall accrual in 2023 that did not reoccur in 2024. Excluding this shortfall commitment, the balance in Partner Share and other third-party costs decreased by $12.9 million. The decrease is primarily driven by a renegotiation of terms with a certain FI Partner and changes in Partner Share mix.
Delivery Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Delivery costs excluding stock-based compensation expense	$7,155	$6,345	$810	13%	$19,625	$18,651	$974	5%
Plus:
Stock-based compensation expense	675	667	8	1	2,039	1,800	239	12
Total delivery costs	$7,830	$7,012	$818	12%	$21,664	$20,451	$1,213	6%
% of Revenue	12%	9%			11%	9%
Total delivery costs increased by $0.8 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Delivery costs excluding stock-based compensation increased by $0.8 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven by $0.9 million increase in data storage costs, partially offset by a $0.1 million decrease in staff expenses.

Total delivery costs increased by $1.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Delivery costs excluding stock-based compensation increased by $1.0 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by a $0.9 million increase in data storage costs and a $0.1 million increase in staff expenses.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Sales and marketing expense excluding stock-based compensation expense	$11,067	$11,478	$(411)	(4)%	$33,166	$33,827	$(661)	(2)%
Plus:
Stock-based compensation expense	2,096	2,683	(587)	(22)	8,140	9,487	(1,347)	(14)
Total sales and marketing expense	$13,163	$14,161	$(998)	(7)%	$41,306	$43,314	$(2,008)	(5)%
% of Revenue	20%	18%			20%	20%
Total sales and marketing expenses decreased by $1.0 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Sales and marketing expenses excluding the impact of stock-based compensation decreased by $0.4 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a $0.4 million decrease in staff expenses and a $0.2 million decrease in professional fees, partially offset by a $0.2 million increase in software licenses.
Total sales and marketing expenses decreased by $2.0 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Sales and marketing expenses excluding the impact of stock-based compensation decreased by $0.7 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a $1.0 million decrease in staff expenses and a $0.3 million decrease in professional fees, partially offset by a $0.5 million increase in marketing expense and a $0.1 million increase in software licenses.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Research and development expense excluding stock-based compensation expense	$9,746	$8,769	$977	11%	$27,681	$26,593	$1,088	4%
Plus:
Stock-based compensation expense	3,448	3,661	(213)	(6)	12,031	12,248	(217)	(2)
Total research and development expense	$13,194	$12,430	$764	6%	$39,712	$38,841	$871	2%
% of Revenue	20%	16%			19%	18%
Total research and development expenses increased by $0.8 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Research and development expense excluding stock-based compensation increased by $1.0 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2024, primarily due to a $1.1 million increase in staff expenses and a $0.2 million increase in data storage and software licenses, partially offset by a $0.2 million decrease in consulting fees and a $0.1 million decrease in travel expenses. The staff expense increase was primarily driven by a decrease in a tax benefit we expected to receive.
Total research and development expenses increased by $0.9 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Research and development expense excluding stock-based compensation decreased by $1.1 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a $1.1 million increase in staff expenses and a $1.0 million increase in data storage and software licenses, partially offset by a $0.8 million decrease in professional fees and a $0.2 million decrease in administrative expenses. The staff expense increase was primarily driven by a decrease in a tax benefit we expected to receive

General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
General and administrative expense excluding stock-based compensation expense	$10,230	$12,323	$(2,093)	(17)%	$33,228	$38,486	$(5,258)	(14)%
Plus:
Stock-based compensation expense	1,846	3,238	(1,392)	(43)	9,484	6,421	3,063	n/a
Total general and administrative expense	$12,076	$15,561	$(3,485)	(22)%	$42,712	$44,907	$(2,195)	(5)%
% of Revenue	18%	20%			21%	20%
Total general and administrative expenses decreased by $3.5 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. General and administrative expense excluding stock-based compensation decreased by $2.1 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a $1.1 million decrease in professional fees, a $0.5 million decrease in software licenses, a $0.2 million in administrative expenses, a $0.2 million decrease in bad debt and a $0.2 million decrease in staff expenses, partially offset by a $0.1 million increase in travel expenses.
Total general and administrative expenses decreased by $2.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. General and administrative expense excluding stock-based compensation decreased by $5.3 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a $3.7 million decrease in professional fees, a $3.1 million decrease in software licenses, a $1.0 million decrease in facility expenses a $0.4 million decrease in staff expenses and a $0.1 million decrease in administrative expenses, partially offset by a $3.0 million increase in bad debt.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Delivery costs	$675	$667	$8	1%	$2,039	$1,800	$239	13%
Sales and marketing expense	2,096	2,683	(587)	(22)	8,140	9,487	(1,347)	(14)
Research and development expense	3,448	3,661	(213)	(6)	12,031	12,248	(217)	(2)
General and administrative expense	1,846	3,238	(1,392)	(43)	9,484	6,421	3,063	n/a
Total stock-based compensation expense	$8,065	$10,249	$(2,184)	(21)%	$31,694	$29,956	$1,738	6%
% of Revenue	12%	13%			16%	14%
Stock-based compensation expense decreased by $2.2 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by the reversal of expense associated with the 2022 PSUs and the second tranche of the 2022 Bridg PSUs and the departure of a key executive during the three months ended September 30, 2024.
Stock-based compensation expense increased by $1.7 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the reversal of expense associated with the 2021 PSUs and award forfeitures associated with executive departures in the nine months ended September 2023, partially offset by the reversal of the 2022 PSUs and the second tranche of the 2022 Bridg PSUs and the departure of a key executive in the nine months ended September 30, 2024.

Acquisition, integration and divestiture benefit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Acquisition, integration and divestiture costs (benefit)	$—	$78	$(78)	(100)	$162	$(8,146)	$8,308	(102)
% of Revenue	—%	—%			—%	(4)%
During the three months ended September 30, 2024 and 2023 we realized an expense of zero and a gain of $0.1 million primarily due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. Refer to Note 3 - Business Combinations to our consolidated financial statements for additional information.
During the nine months ended September 30, 2024 and 2023 we realized an expense of $0.2 million and a gain of $8.1 million primarily due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg. Refer to Note 3 - Business Combinations to our consolidated financial statements for additional information.
Change in contingent consideration

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Change in contingent consideration	$100	$8,281	$(8,181)	(99)	$110	$(15,045)	$15,155	n/a
% of Revenue	—%	—%			—%	(4)%
During the three months ended September 30, 2024 we realized a gain of $0.1 million primarily related to interest accretion associated with the contingent consideration. During the three months ended September 30, 2023 we realized a cost of $8.3 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 9—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
During the nine months ended September 30, 2024, the change in contingent consideration is less than a $0.1 million benefit as a result of the $5.9 million gain we recognized due to the Settlement Agreement, almost entirely offset by the $5.8 million loss related to the change in value of contingent consideration to the former Bridg shareholders. During the nine months ended September 30, 2023 we realized a gain of $15.0 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 9—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
Impairment of goodwill and intangible assets

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Impairment of goodwill and intangible assets	$131,595	$—	$131,595	n/a	$131,595	$—	$131,595	n/a
% of Revenue	196%	—%			64%	—%
Impairment of goodwill and intangible assets increased by $131.6 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a goodwill impairment of $117.8 million for the Bridg platform and an acquired intangible asset impairment of $13.7 million. Refer to Note 4 - Goodwill and Acquired Intangibles to our consolidated financial statements for additional information regarding the contingent consideration.
Impairment of goodwill and intangible assets increased by $131.6 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a goodwill impairment of $117.8 million for the Bridg platform and an acquired intangible asset impairment of $13.7 million. Refer to Note 4 - Goodwill and Acquired Intangibles to our consolidated financial statements for additional information regarding the contingent consideration

Depreciation and Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Depreciation and amortization expense	$6,970	$5,990	$980	16%	$19,749	$19,765	$(16)	—%
% of Revenue	10%	8%			10%	9%
Depreciation and amortization expense increased by $1.0 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to amortization on capitalized software.
Depreciation and amortization expense did not change during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Interest expense	$(2,356)	$(1,731)	$(625)	36%	$(6,532)	$(4,475)	$(2,057)	46%
Interest income	877	816	61	7	2,673	2,978	(305)	(10)%
Interest expense, net	$(1,479)	$(915)	$(564)	n/a	$(3,859)	$(1,497)	$(2,362)	n/a
% of Revenue	(2)%	(1)%			(2)%	(1)%
Interest expense, net increased by $0.6 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in our interest expense related to our 2024 Convertible Senior Notes, partially offset by repayment of our 2018 Line of Credit. Refer to Note 7—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2024 Convertible Senior Notes.
Interest expense, net increased by $2.4 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in our interest expense related to our 2024 Convertible Senior Notes, partially offset by repayment of our 2018 Line of Credit. Refer to Note 7—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2024 Convertible Senior Notes.
Foreign Currency Gain (Loss)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Foreign currency gain (loss)	$4,843	$(2,399)	$7,242	(302)%	$4,312	$379	$3,933	n/a
% of Revenue	7%	(3)%			(1)%	—%
Foreign currency gain (loss) was a gain of $4.8 million during the three months ended September 30, 2024 compared to a loss of $2.4 million during the three months ended September 30, 2023, primarily due to the increase in the value of the British pound relative to the U.S. dollar.
Foreign currency gain (loss) was a gain of $4.3 million during the nine months ended September 30, 2024 compared to a gain of $0.4 million during the nine months ended September 30, 2023, primarily due to the increase in the value of the British pound relative to the U.S. dollar.

Gain on Debt Extinguishment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2024	2023	$	%	2024	2023	$	%
Gain on debt extinguishment	$—	$—	$—	n/a	$13,017	$—	$13,017	n/a
% of Revenue	—%	—%			6%	—%
Gain on debt extinguishment was a gain of $13.0 million during the nine months ended September 30, 2024 compared to zero during the nine months ended September 30, 2023, due to the aggregated payment towards the 2020 Convertible Senior Notes in April 2024. Refer to Note 7—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2020 Convertible Senior Notes.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, accounts receivable, working capital and unused available borrowings (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$66,988	$91,830
Working capital(1)	27,422	52,779
Accounts receivable and contract assets, net	105,587	120,622
Unused available borrowings	60,000	16,688
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts, demand deposit accounts and U.S. Treasury Bills. As of September 30, 2024, our demand deposit accounts and our money market account earned approximately 4.7% annual rate of interest. As of September 30, 2024, our U.S. Treasury Bills earned approximately 4.7% annual rate of interest. As of September 30, 2024, $4.1 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics U.K. Limited is not considered indefinitely invested, we do not have any current plans to repatriate these funds.
Through September 30, 2024, we have incurred accumulated net losses of $1,285.0 million since inception, including net loss of $145.2 million for the three months ended September 30, 2024. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.
Our other future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, our merger and acquisition efforts, the continued expansion of sales and marketing activities, the enhancement of our platforms, the introduction of new solutions, the continued market acceptance of our solutions and the extent of the impact of macroeconomic events on the global economy. We expect to incur additional operating losses in the near term as we continue our efforts to grow our business and may require additional capital resources to continue to grow our business. We believe that we have sufficient liquidity to fund our operations and capital requirements for at least the next 12 months and in the long-term following the date our consolidated financial statements were issued. However, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be materially and adversely impacted. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all.

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
Partner Share Commitment
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We had accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our condensed consolidated balance sheet. As of September 30, 2024, we paid $4.5 million of our shortfall extinguishing our minimum Partner Share liability. During the nine months ended September 30, 2024 and 2023, we recognized zero and $1.3 million of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our condensed consolidated statement of operations.
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
As of September 30, 2024, the contingent consideration is valued at $4.5 million, exclusive of $0.3 million in broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. We determined the present value of the contingent consideration by discounting the future payments to be paid by January 31, 2025 and June 30, 2025. As the remaining payments are fixed as per the Settlement Agreement, the contingent consideration is no longer subject to ASC 820, Fair Value Measurement.
Other Commitments
In January 2024, we renewed our agreement guaranteeing an aggregated spend of $17.0 million each year over the next 36 month period. As of September 30, 2024 we have paid $8.5 million towards our cloud hosting arrangement guarantee.
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
In April 2024, we repaid in full $30.0 million of the principal balance of the 2018 Line of Credit. Interest on advances under the 2018 Line of Credit bore an interest rate equal to the prime rate plus 0.25%. During the nine months ended September 30, 2024, we incurred approximately $0.7 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment.
In July 2024, we amended our 2018 Loan Facility, which increased the ability to borrow up to 85% of the amount of our U.S. eligible accounts receivable and 30% of the amount of our U.K. eligible accounts receivable, decreased our required minimum level of Adjusted EBITDA, and decreased the interest rate to prime rate plus 0.125%. The amendment also establishes a reserve in an amount equal to a percentage of the amount needed to retire the outstanding 2020 Convertible Notes. The amendment also includes extension of the maturity date of the loan to July 31, 2026.
In September 2024, we entered into an amended and restated Loan and Security Agreement, which amended and restated the original Loan and Security Agreement to consolidate the original agreement and all subsequent amendments thereto into a single document.
As of September 30, 2024, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of September 30, 2024.
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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash, cash equivalents and restricted cash — Beginning of period	$91,830	$121,985
Net cash used in operating activities	(11,803)	(3,119)
Net cash used in investing activities	(14,660)	(8,695)
Net cash provided by (used in) financing activities	1,646	(20,074)
Effect of exchange rates on cash, cash equivalents and restricted cash	(25)	43
Cash, cash equivalents and restricted cash — End of period	$66,988	$90,140
Operating Activities
Operating activities used $11.8 million of cash during the nine months ended September 30, 2024, which reflected our Net Loss of $173.7 million, including $172.7 million of non-cash charges, offset by a $10.9 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets, amortization of financing costs charged to interest expense and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $2.9 million decrease in our Consumer Incentive liability, a $18.3 million decrease in Partner Share liability, a $3.2 million decrease in other accrued expense and a $0.2 million increase in prepaid expenses and other assets, partially offset by a $12.9 million decrease in accounts receivable and a $0.8 million increase in accounts payable. These fluctuations are primarily driven by the quarterly seasonality of our business.
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
Investing Activities
Investing activities used $14.7 million and $8.7 million and in cash during the nine months ended September 30, 2024 and 2023, respectively. Our investing cash flows during the nine months ended September 30, 2024 and 2023 primarily consisted of funds used for the purchases of technology hardware and capitalization of costs to develop internal-use software.
Financing Activities
Financing activities provided $1.6 million in cash during the nine months ended September 30, 2024, which consisted of aggregated net proceeds of $166.8 million from issuance of our 2024 Convertible Senior Notes offering ($172.5 million gross proceeds from the issuance of the 2024 Convertible Senior Notes offset by $5.6 million in debt issuance costs) and $48.6 million proceeds from issuance of common stock, partially offset by $199.3 million principal payment of debt and $14.2 million paid in cash related to the settlement agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credit.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 8.00% plus 0.25%. In July, we amended our 2018 Loan Facility, which decreased the interest rate to prime rate plus 0.125%. As of September 30, 2024, the prime rate was 8.00% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%. On April 1, 2024 we issued the 2024 Convertible Senior Notes bearing an interest rate of 4.25%.
Foreign Currency Exchange Risk
Both Revenue and operating expense of Cardlytics U.K. Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either Revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during the nine months ended September 30, 2024 and 2023, our Revenue would have decreased by $2.1 million and $1.4 million, respectively. The overall impact to net loss would be partially mitigated by decreases in operating expense of $1.3 million for each period in the nine months ended September 30, 2024 and 2023, respectively.
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
Our revenue decreased 7.2% to $204.3 million during the nine months ended September 30, 2024 from $220.0 million during the nine months ended September 30, 2023. Our billings increased 1.9% to $327.6 million during the nine months ended September 30, 2024 from $321.5 million during the nine months ended September 30, 2023. We may not be able to achieve or maintain year-over-year billings growth and may not see revenue growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including, but not limited to, slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during the nine months ended September 30, 2024 and the full year of 2023 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
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
In addition, we pay most of our FI partners a Partner Share, which is a negotiated and fixed percentage of our billings less certain costs. During the nine months ended September 30, 2024 and 2023 our top three FI partners combined to account for over 95% and 85% of the total Partner Share we paid to all partners, respectively, with the top FI partner representing over 50% for each period and the second and third largest FI partners combined to represent over 30% of Partner Share in each period. No other partner accounted for over 10% of Partner Share during these periods.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the nine months ended September 30, 2024 and 2023, our top five marketers accounted for 12% and 17% of our Revenue, respectively, with no marketer accounting for over 10%. As of September 30, 2024 and 2023, our top five marketers accounted for 20% and 16% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
We have incurred annual net losses since inception and expect to incur net losses in certain periods in the future. During the nine months ended September 30, 2024 and 2023, our net loss was $173.7 million and $33.9 million, respectively. We had an accumulated deficit of $1.3 billion as of September 30, 2024. We have never achieved net income on an annual basis, and we do not know if we will be able to achieve or sustain net income. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth as well. Our ability to achieve and sustain net income is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain net income.
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
As of September 30, 2024, we had 456 full-time employees. We may further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation.
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
During the nine months ended September 30, 2024 and 2023, we derived 7.9% and 5.2%, respectively, of our revenue from outside the U.S. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due on September 15, 2025 (the "2020 Convertible Senior Notes"). The interest rate for the 2020 Convertible Senior Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. In April 2024, we issued of $172.5 million principal amount of our 4.25% Convertible Senior Notes due 2029 (the “2024 Convertible Senior Notes”, and together with the 2020 Convertible Senior Notes, the “Notes”), and used approximately $169.3 million, consisting of the net proceeds from the offering, together with cash on hand, to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes. The interest rate for the 2024 Convertible Senior Notes is fixed at 4.25% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. Additionally, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. Borrowings under our 2018 Line of Credit bear an interest rate equal to the prime rate of 8.00% plus 0.125%.

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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $2.60 to an intraday high of $161.47 through November 6, 2024. Factors that may affect the market price of our common stock include:
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
Recent Issuances of Unregistered Securities
None.
ITEM 5. OTHER INFORMATION
On November 1, 2024, our Board of Directors approved an amendment to the 2022 Inducement Plan (the “Inducement Plan”) to increase the number of shares of our common stock reserved for issuance pursuant to Awards (as defined below) from 2,650,000 shares of common stock to 5,150,000 shares of common stock. After taking into account the amendment to the Inducement Plan, we currently have 3,209,849 shares of common stock available for the grant of Awards under the Inducement Plan.
The amendment to the Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. An “Award” is any right to receive shares of our common stock or other property pursuant to the Inducement Plan, including nonstatutory stock options, restricted stock awards and restricted stock unit awards. Awards under the Inducement Plan may only be made to individuals not previously employees or directors of our company, or who are returning to employment following a bona fide period of non-employment with our company, in each case as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Offer Letter between Amit Gupta and the Registrant, dated August 21, 2024.					X
10.2	Assumption Agreement and Eighteenth Amendment to Loan and Security Agreement, dated as of August 29, 2024, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender					X
10.3	Amended and Restated Loan and Security Agreement dated as of September 30, 2024, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	XBRL Taxonomy Schema Linkbase Document					X
101.cal	XBRL Taxonomy Calculation Linkbase Document					X
101.def	XBRL Taxonomy Definition Linkbase Document					X
101.lab	XBRL Taxonomy Label Linkbase Document					X
101.pre	XBRL Taxonomy Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	November 6, 2024	By:	/s/ Amit Gupta
Amit Gupta
Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Alexis DeSieno
Alexis DeSieno
Chief Financial Officer (Principal Financial and Accounting Officer)