Form 10-K
period 2024-12-31
Cardlytics, Inc.
filed 2025-03-12
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $400.0 million based upon the closing sale price of our common stock on that date.
As of February 28, 2025, there were 52,085,224 shares outstanding of the registrant’s common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10–K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

CARDLYTICS, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Annual Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), that reflect our current expectations regarding future events, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management. Forward-looking statements include any statement that does not directly relate to a current or historical fact. In some cases, you can identify forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "objective," "ongoing," "plan," "predict," "project," "potential," "should," "will," or "would," or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to us as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements include statements about:
•our ability to continue to add new financial institution partners ("FI partners"), merchant data partners and marketers and maintain our relationships with existing FI partners, merchant data partners and marketers;
•with respect to the Cardlytics platform, our ability to maintain or increase FI partner customer engagement from new and existing FI partners;
•our ability to maintain or increase revenue from new and existing marketers in both new and existing industries;
•the effects of increased competition as well as innovations by new and existing competitors in our market;
•our ability to adapt to technological change and effectively enhance, innovate and scale our solutions;
•our ability to effectively achieve or sustain growth and profitability;
•potential acquisitions and integration of complementary businesses;
•our ability to capture synergies with acquired companies;
•our ability to maintain or strengthen awareness of our brand;
•perceived or actual integrity, reliability, quality or compatibility problems with our products or solutions, including related to unscheduled downtime or outages;
•future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;
•our ability to attract and retain qualified employees and key personnel;
•our ability to grow our business;
•our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•our ability to maintain, protect and enhance our intellectual property;
•costs associated with defending intellectual property infringement and other claims;
•the future trading prices of our common stock and the impact of securities analysts' reports on these prices;
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
•We may not be able to grow or sustain our revenue or billings in the future.
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

PART I.
ITEM 1. BUSINESS
Overview
We operate a commerce media platform that is designed to make commerce smarter and rewarding for everyone. At the core of our commerce media platform is the financial media network that we run within our partners' digital channels, which includes online and mobile applications (the "Cardlytics platform"). Additionally, we operate an identity resolution platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers to perform analytics and targeted loyalty marketing and also measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants ("merchant data partners") that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including everyday spend, specialty retail, restaurant, travel and entertainment.
Our data capabilities, coupled with our access to customers using our partners' digital channels, enable us to help solve fundamental problems for marketers. Marketers increasingly have access to data on the purchase behavior of their customers in their own stores, websites and loyalty programs. However, they lack insight into their customers' purchase behavior outside of their stores and websites, as well as the purchase behavior of individuals who are not yet their customers. The reality is, no matter how robust their own customer data, marketers only see a small portion of their customers' overall spending patterns. As a result, it is difficult for businesses to focus their marketing investments on the most valuable customers. With the Cardlytics platform, we enable marketers to reach potential customers across our network of FI partners through their digital banking accounts and present them relevant offers to save money when they are thinking about their finances. With the Bridg platform, we enable marketers to leverage their own POS data and reach their customers across a wide variety of digital advertising channels that they would not otherwise be able to identify and reach, or to reach customers based on their product-level past purchases. Marketers are also challenged to measure the performance of their marketing, and our financial media network addresses these challenges by enabling marketers to precisely measure how marketing drives both in-store and online sales through "closed loop-measurement."
Solutions
The Cardlytics Platform
Through the Cardlytics platform, our financial media network, marketers can deliver advertising content to customers that allows them to earn rewards, which are funded with a portion of the fees we collect from marketers. Additionally, the Cardlytics platform benefits customers and enhances their overall experience by showing them relevant advertisements tailored to their spending patterns and specific interests. We maintain the Cardlytics platform in both the United States ("U.S.") and United Kingdom ("U.K.").
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
The Cardlytics platform helps solve fundamental problems for our FI partners. Leveraging our powerful predictive analytics, we create compelling rewards that have the potential to drive deeper and more sustained use of the FI's digital channels, which we believe reduces customer attrition and increases use of the FI partners’ credit and debit cards. Today, our FI partners include Bank of America, National Association ("Bank of America"), JPMorgan Chase Bank, National Association ("Chase"), Wells Fargo Bank, National Association ("Wells Fargo"), and American Express Travel Related Services Company, Inc. ("American Express"), as well as many other national and regional financial institutions, financial technology companies and virtual-only banks. We also partner with multiple bank processors and digital banking providers to help us reach customers of small and mid-sized FI partners.

The Bridg Platform
The Bridg platform is a customer data platform that utilizes POS data from our merchant data partners, including product-level purchase data to enable marketers to perform analytics and targeted loyalty marketing. Bridg also enables marketers to measure the impact of their marketing. The Bridg platform's unique ability to identify, understand, and engage previously unreachable in-store customers is made possible through industry leading identity resolution capabilities, a proprietary census of customers' identity and characteristics, and unique strategic data partnerships. In 2023, we launched an additional product offered through the Bridg platform, Rippl, our retail media network. This product is a unique solution that unlocks profitable retail media partnerships for regional grocers, brands, and consumer packaged goods companies by leveraging customer data in order to strengthen targeting capability for retail media purposes.
Data and Analytics
Purchase Data from our FI Partners
Purchase data from our FI partners provides a secure view into where and when consumers are spending their money. Our financial media network aggregates and analyzes purchase data without any personal data leaving the FI partners or otherwise being made available to us. The data provided by the FI partner is anonymized so that it cannot be associated with any one individual. In the U.S., the Cardlytics platform ingests approximately one in every two debit and credit card transactions. This data allows us to serve relevant advertisements to our FI partners' customers through our financial media network. We also leverage the power of our data to provide marketers utilizing our financial media network with valuable insights into the preferences of their actual or potential customers wherever they shop.
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
Since we are able to measure the impact marketing campaigns have on in-store and online sales, marketers can use our data capabilities to optimize their advertising efforts with new or increased investment in the Cardlytics and Bridg platforms. Given our granular view into consumer spending across all categories, we can also help marketers identify share shift against their competition and learn more about where else their customers spend their money.
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
Privacy and Security
Cardlytics Platform
We take privacy and security into account in the development and implementation of our systems and services. A critical part of our strategy involves a design focused on gathering data without collecting, maintaining or using sensitive personal data, such as social security numbers, credit card numbers, financial account information or medical records. Our platforms are designed so that we do not receive or have access to any personal data from our FI partners. We only target marketing against anonymized data or data that has undergone processing such that it is only linked to anonymized identifiers. Our privacy and security standards have also been designed to meet the requirements, and safeguard the reputations, of our partners and marketers, many of which are large, multinational corporations. These customers frequently audit our practices and engage in detailed assessments of our infrastructure.

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
Competitive Strengths
We have the ability to reach and influence real buyers at scale and measure the true impact of our campaigns on in-store and online sales. We believe that the following strengths provide us with competitive advantages:
•Significant Scale with FI Partners and Deeply Embedded Solution. We are the primary provider of native bank channel digital advertising to many of our FI partners. Our ability to connect and support multiple banks as a single vendor provides network scale that would otherwise be impossible for a single bank to achieve. Further, advertising within FI Partners' digital channels requires deep technological integrations, which we believe increases the cost of switching or supporting multiple vendors and therefore increases partner loyalty to us.
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
•Massive Data Set and Reach. During 2024, the Cardlytics platform analyzed approximately $5.8 trillion in purchases across all categories and geographies, both online and in-store. We have access to purchase data on the Cardlytics platform in the form of credit, debit, ACH and bill pay transactions. We provide marketers with the opportunity to leverage this unique data set to precisely reach millions of consumers. The Bridg platform gives marketers the ability to leverage insight of their own POS transactional purchase data to better understand their customers, inform their marketing strategies and measure the impact of their marketing.
•Significant Scale with Marketers due to Consumer Insights and Compelling Return on Advertising Spend. We provide compelling return on advertising spend due to our ability to influence likely buyers, which we demonstrate through our insights into consumer purchase data. This allows us to serve marketers at scale across a variety of industries, including everyday spend, specialty retail, restaurant, travel and entertainment. By serving these marketers at scale, we have developed deep insight into consumer behavior, which has allowed us to optimize how we reach and influence likely buyers.
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

•Ability to Improve Marketing. Consumers spend a vast majority of their money in physical stores, and marketers have long sought efficient and effective ways to understand online-to-offline attribution. Likewise, although marketers may have access to data on the purchase behavior of their customers in their stores and on their websites, they lack visibility about these customers' overall spending patterns and the purchasing behavior of other likely buyers. Through the Cardlytics and Bridg platforms, we reach and influence real buyers at scale and measure the true, incremental impact marketing campaigns have on in-store and online sales. Our targeting capabilities allow marketers to tailor their campaigns to align with their marketing strategies.
•Proprietary Technology Architecture and Advanced Analytics Capabilities. We have designed the Cardlytics platform to protect our data. Our proprietary, distributed architecture helps facilitate both the effective delivery of our solution and the protection of our FI partners' customers' personal data. No personal data is shared by FI partners with Cardlytics and the data received from FI partners is anonymized and cannot be associated with any known individual. Our technologies leverage proprietary algorithms to process raw purchase data into normalized purchase history useful for marketing and analytics. The Cardlytics platform also supports integration of data from third-party sources to enrich the intelligence that we provide. Further, we apply advanced analytics to continuously increase our intelligence capabilities and identify actionable behavior patterns for our marketers. We use sophisticated quantitative methods to quickly access our massive volumes of data and make sense of what has happened—and, importantly, what is likely to happen. Our analytics make our data actionable, enabling us to develop insights that marketers and partners rely on to make more informed business decisions and create more meaningful customer connections.
•Loyalty Tactics Beyond Loyalty Programs. The Bridg platform easily ingests POS data, allowing marketers to identify and reach previously unreachable customers. This allows marketers to utilize loyalty tactics across all of their customers and enjoy rich insights, targeted marketing capabilities, and closed loop measurement regardless of their digital presence.
•World-Class Management Team with Unique Combination of Backgrounds and Experiences. Our team's extensive experience across banking, technology and marketing is invaluable for our ability to forge relationships with FI partners and marketers and understand the technical complexities inherent in building platforms to transform and disrupt the marketing industry.
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
•Drive Growth through Existing FI Partners. We intend to increase customer adoption by improving the effectiveness of our FI partners' digital channels. We continually work with our FI partners to improve their customers' user experience, increase customer awareness and leverage additional customer outreach channels like email and alerts. We believe this organic increase in our monthly active users will drive growth.
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
Agreements with Bank of America
Our relationship with Bank of America is governed by a General Services Agreement pursuant to which we provide Bank of America with access to the Cardlytics platform and certain other related services, and a related Statement of Work (collectively, the "GSA"), which grants Bank of America the right to use the software underlying the Cardlytics platform. The GSA extends through July 31, 2025, and Bank of America may terminate the GSA at any time upon 90 days' written notice.
Pursuant to the GSA with Bank of America, we provide the Cardlytics platform to Bank of America customers, and as part of our services we form relationships with participating marketers and obtain and publish marketer offers to Bank of America customers. Bank of America has the right to approve all offers to be presented to Bank of America customers on the Cardlytics platform. Bank of America may terminate the GSA at any time upon 90 days' written notice. The GSA will automatically renew on a monthly basis, unless terminated by either party upon 90 days' written notice.
Under the GSA, we share the revenue that we generate from the sale of advertising within the Bank of America channel with Bank of America, subject to certain exceptions.
Agreements with Chase
In May 2018, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the "Master Agreement") with Chase, pursuant to which we provide Chase with access to the Cardlytics platform. Under the Master Agreement, we provide Chase with access to the Cardlytics platform through November 19, 2025. Chase may terminate the Master Agreement at any time upon 90 days' written notice. The Master Agreement will automatically renew for 12-month periods thereafter, unless terminated earlier in accordance with the terms of the Master Agreement.
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
We have dedicated sales teams responsible for establishing relationships with marketers and their agencies. Our sales teams are organized by industry, which include everyday spend, specialty retail, restaurant, travel and entertainment. Each industry team is led by an experienced sales manager and staffed with sales, sales support and service specialists who have deep domain knowledge and industry operating experience. We also have account managers that manage our customer relationships within each industry and focus on deepening relationships with existing partners and expanding our network.
We also have a dedicated FI partner sales team focused on expanding our network by both nurturing our existing relationships and cultivating new relationships with FI partners. Our FI partner sales team helps drive adoption of our solution offerings and partners with FIs to develop curated content and enhancements to the user experience for FI partners' customers to drive increased engagement with the Cardlytics Platform.

Competition
The market for utilizing purchase data to power marketing decisions is still emerging, and we believe we are one of the only companies that can utilize purchase data with the scale and the level of granularity that is equivalent to ours. We believe that we are the only company that leverages purchase data to enable marketing through FI partner channels at scale, although we believe we currently have competition from other companies that deliver similar solutions on a smaller scale. In the future, we may face greater competition from other bank service providers, online retailers, credit card companies, digital publishers, mobile pay providers with access to a substantial amount of consumer purchase data, and our FI partners that have introduced, or may in the future introduce, competitive solutions. There also may be companies with access to FI data that do not enable marketing through FI partner channels at scale today that may be able to do so in the future. While we may successfully partner with a wide range of companies that are only moderately competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and services, we are likely to face additional competition.
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
We believe that we compete favorably with respect to these factors and that we are well positioned as a leading provider and innovator in our industry.
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
As of December 31, 2024, we had seventeen issued patents relating to our software. We cannot assure you that our patents will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Our patents may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringements.
We have registered, or are registering, the "Cardlytics," "Bridg" and "Rippl" names and logos in the U.S. and certain other countries. We have registrations or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights.
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
In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, financial institution partners, marketers, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, which would prevent us from being able to assert trade secret rights or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. If we become more successful, we believe that competitors will be more likely to try to develop solutions and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platforms infringe their proprietary rights.
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
Employees
As of December 31, 2024, we had 454 full-time employees, including 61 in delivery, 162 in sales and marketing, 155 in research and development and 76 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages.
Human Capital Resources and Management
Our company's mission is to make commerce smarter and rewarding for everyone, and we know this starts with investing in each of our employees. Headquartered in Atlanta, GA with additional offices in New York, NY; Menlo Park, CA; Los Angeles, CA; Champaign, IL and London, U.K., our employees are an essential part of all of our successes.
As of December 31, 2024, our global workforce is made up of approximately 42% women and 45% people of color.
Our use of equity compensation allows our employees to operate as owners and is an important component of our total rewards strategy to retain, motivate and attract the best talent. We encourage our employees to think and act like shareholders, and they are invested in our success. Additionally, we offer comprehensive medical benefits, a positive work/life ratio, flexible paid time off, health and wellness programs, and learning and development opportunities. Each year, with the help of outside experts, we evaluate each aspect of compensation and benefits to ensure they are in alignment with the market and our peers.
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
Available Information
Our website address is www.cardlytics.com and our investor relations website is located at http://ir.cardlytics.com/. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The SEC's website address is www.sec.gov.
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
Our operating results may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Negative or unstable conditions in the general economy, including conditions resulting from resulting from a global or domestic recession or the fear thereof, the imposition of tariffs in the United States and abroad, fluctuations in inflation and interest rates, changes in gross domestic product growth, financial and credit market fluctuations, political turmoil and regulatory changes, natural catastrophes, lower corporate earnings, reduction in business confidence and activity, warfare, including the Russia-Ukraine war and conflict in the Middle East, and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere could cause a decrease in business and consumer spending and negatively affect the growth of our business and our results of operations. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to begin or continue to reduce or delay their marketing spending. Historically, economic downturns have resulted in overall reductions in marketing spending. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results
In addition, our business may be materially and adversely affected by weak economic conditions in the industries that we serve. We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have expanded into new industries such as everyday spend, specialty retail, restaurant, travel and entertainment. All of these industries have been negatively impacted by inflationary pressure and certain precautions taken to control inflationary pressure. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot assure you that the market for services such as ours will experience growth or that we will experience growth.

Our quarterly operating results have fluctuated and may continue to vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.
Our operating results have historically fluctuated, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Given our relatively short operating history and the rapidly evolving nature of our industry, our historical operating results may not be useful in predicting our future operating results.
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
•the revenue mix generated from our operations in the U.S. and U.K.;
•the revenue mix generated from the operations of Cardlytics and its subsidiaries;
•decisions made by our FI partners to increase Consumer Incentives or use their Partner Share to fund their Consumer Incentives;
•decisions made by our FI partners to not allow certain offers to appear in some or all of their channels;
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
Our revenue decreased 10.0% to $278.3 million in 2024 from $309.2 million in 2023. Our billings decreased 2.1% to $443.8 million in 2024 from $453.4 million in 2023. We may not be able to achieve or maintain year-over-year billings growth and may not see revenue growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including, but not limited to, slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue, revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during 2024 and 2023 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
•lack of continued participation by FI partners in our network, in whole or in part, or our failure to attract new FI partners;
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
•FI partners developing, or acquiring, their own products, technology, or lines of business to support transaction-based marketing or other incentive programs;
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
During the years ended December 31, 2024, 2023 and 2022, our top three FI partners combined to account for over 85%, 85% and 80%, respectively, of the total Partner Share we paid to all partners. During 2024 and 2023 the top FI partner represented over 50% and the second and third largest FI partners each represented over 10% of Partner Share. During 2022, the top two FI partners represented over 20% and 25%, respectively, and the third largest FI partner representing over 10% of Partner Share for each period. No other partner accounted for over 10% of Partner Share during these periods.

Our agreements with a substantial majority of our FI partners have three- to seven-year terms, but are generally terminable by the FI partner on 90 days or more prior notice. Additionally, our agreements with our FI partners generally do not require us to serve as their sole offer provider, or require our FI partners to publish any given offer on their channels, and they could therefore, reduce their reliance on our solutions during the term of the applicable agreement. If an FI partner terminates its agreement with us, we would lose that FI partner as a source of purchase data and online banking customers. Our FI partners may elect to withhold from us or limit the use of their purchase data for many reasons, including:
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
To the extent that we breach or are alleged to have breached the terms of our agreement with any FI partner, or a disagreement arises with an FI partner regarding the interpretation of our contractual arrangements, which has occurred in the past and may occur again in the future, such FI partner may be more likely to cease providing us data, reduce its reliance on us, or terminate its agreement with us. The loss of any of Chase, Bank of America, Wells Fargo or any other significant FI partner, or their reduced reliance on us or our solutions, would significantly harm our business, results of operations and financial conditions.
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
Our ability to grow our revenue depends on our ability to maintain our relationships with current FI partners, both holistically and at the current level of service we provide them, and attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 10 largest FIs in the U.S., five of which are currently part of our network, while the balance of card spending is spread across thousands of smaller FIs. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to maintain our relationships with the large FIs that are currently part of our network and establish relationships with the large FIs that are not currently part of our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large FIs. If we are unable to maintain our relationships with current FI partners and attract new FI partners, our business, results of operations and financial condition would be significantly harmed, and we may fail to capture a material portion of the native bank advertising market opportunity.
Our future success will depend, in part, on our ability to expand into new industries.
We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have expanded into the gas, grocery, travel and entertainment industries, and believe that our future success will depend, in part, on our ability to expand adoption of our solutions in new industries. As we market to a wider group of potential marketers and their agencies, we will need to adapt our marketing strategies to meet the concerns and expectations of customers in these new industries. Our success in expanding sales of our solutions to marketers in new industries will depend on a variety of factors, including our ability to:

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
An actual or perceived breach of the security of our systems, or those of third parties with whom we work, could result in adverse consequences resulting from such breach, including but not limited to a disruption of our operations, reputational harm, loss of revenue or profits, loss of customers, regulatory investigations or actions, litigation, fines and penalties and other adverse consequences.
We leverage our FI partners' purchase data and infrastructures to deliver our Cardlytics platform. We do not currently receive or have access to any personal data from our FI partners, although we may obtain or have access to personal data from our FI partners in the future as our business evolves. Additionally, we receive, collect, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and have access to personal data as a result of other aspects of our business. As such, we may be a more visible target for cyberattacks or physical breaches of our systems, databases or data centers, and we may in the future suffer from such attacks or breaches. There is a risk that actors may attempt to gain access to our systems, for the purpose of stealing personal data, sensitive or proprietary data, accessing sensitive information on our network, or disrupting our or their respective operations. Cyberattacks, malicious internet-based activity and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, and ability to provide our service.
In addition to traditional computer "hackers," we and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), threat actors, software bugs, malicious code (such as viruses and worms), malware (including: as a result of advanced persistent threat intrusions), employee theft or misuse, denial-of-service attacks, credential attacks, credential harvesting, and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We also may be the subject of viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware, malicious or unintentional actions or in actions by employees or others with authorized access to our network that create or expose vulnerabilities, attacks enhanced or facilitated by artificial intelligence ("AI"), and other similar threats or other similar issues. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Current or future criminal capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services have in the past and may in the future become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. In the event that our protection efforts are unsuccessful, and our systems are compromised such that a third party gains entry to our or any of our FI partners' systems, we could suffer substantial harm.
In addition, many of our employees work remotely, which makes us more vulnerable to cyberattacks and has increased risks to our systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers' requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We utilize third parties to operate critical business systems and to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners' supply chains have not been compromised.
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
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our platform.
Further, we could expend significant financial and operational resources to protect against or in response to a security incident, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, dealing with regulatory scrutiny, and litigating and resolving legal claims, all of which could divert resources and the attention of our management and key personnel away from our business operations. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
In any event, an actual or perceived breach of the security of our, or the third parties with whom we work, systems or data could materially harm our business, financial condition and operating results. Security incidents and associated consequences may prevent or cause customers to stop using our platform, deter new customers from using our platform, and negatively impact our ability to grow and operate our business.
We cannot assure you that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security lapse or breach. While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel's, or vendors' use of generative AI technologies.

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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, our top five marketers accounted for 16%, 15% and 15% of our revenue, respectively, with no marketer accounting for over 10% during each period. As of December 31, 2024 and 2023, our top five marketers accounted for 17% and 19% of our accounts receivable, respectively, with no individual marketer representing over 10% as of the end of each period.
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
We have spent the last several years and significant resources building out technology integrations with our partners to facilitate the delivery of incentive programs to our partners' customers and measure those customers subsequent in-store or digital spending. We are also reliant on our network of partners to promote their digital incentive programs and our offers that appear on these programs, increase customer awareness and leverage additional customer outreach channels like email, all of which can increase customer engagement. We believe that key factors in the success and effectiveness of our incentive program include the level of accessibility and prominence of the program on the partners' website and mobile applications and the accessibility and prominence of our offers within these programs, as well as the user interface through which a customer is presented with marketing content. In certain cases, we have little control over the prominence of the incentive program and design of the user interface that our partners choose to use. To the extent that our partners de-emphasize incentive programs or our offers that appear on these programs, make incentive programs difficult to locate on their website or mobile applications or fail to provide a user interface that is appealing to partners' customers, partners' customers may be less likely to engage with the incentive programs or our offers that appear on these programs, which could negatively impact the amount of fees that we are able to charge our marketer customers in connection with marketing campaigns, and, therefore, our revenue. In addition, a failure by our partners to properly deliver or sufficiently promote marketing campaigns may reduce the efficacy of our solutions and impair our ability to attract and retain marketers and their agencies. As a result, the revenue we generate from our Cardlytics platform may be adversely affected, which would materially and adversely affect our business, financial condition and results of operations.
If we do not effectively grow and train our sales team, we may be unable to add new marketers or increase sales to our existing marketers and our business will be adversely affected.
We continue to be substantially dependent on our sales team to obtain new marketers and to drive sales with respect to our existing marketers. We believe that the characteristics and skills of the best salespeople for our solutions are still being defined, as our market is relatively new. Further, we believe that there is, and will continue to be, significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our revenue goals. New hires require significant training, and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, as we continue to grow, a large percentage of our sales team will be new to our company and our solutions. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new marketers or increasing sales to our existing marketers, our business will be adversely affected.

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
We have incurred annual net losses since inception and expect to incur net losses in certain periods in the future. During 2024 and 2023, our net loss was $189.3 million and $134.7 million, respectively. We had an accumulated deficit of $1.3 billion as of December 31, 2024. We have never achieved net income on an annual basis, and we do not know if we will be able to achieve or sustain net income. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth as well. Our ability to achieve and sustain net income is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain net income.
We operate in an emerging industry and future demand and market acceptance for our solutions is uncertain.
We believe that our future success will depend in large part on the growth, if any, of the market for transaction-based marketing solutions. Utilization of consumer purchase data to inform marketing is an emerging industry and future demand and market acceptance for this type of marketing is uncertain. If the market in which we participate does not continue to develop or develops more slowly than we expect, our business, financial condition and operating results could be harmed.

The market in which we participate is competitive and we may not be able to compete successfully with our current or future competitors.
The market for transaction-based marketing and analytics is nascent and we believe that there is no one company with which we compete directly across our range of solutions. With respect to the Cardlytics platform, we believe that we are the only company that enables marketing through FI channels at scale, although we believe we currently have competition from other companies that deliver similar solutions on a smaller scale. In the future, we may face competition from online retailers, credit card companies, established enterprise software companies, advertising and marketing companies and agencies, digital publishers and mobile pay providers with access to a substantial amount of consumer purchase data or our own FI partners that have introduced, or may in the future introduce, competitive solutions. While we may successfully partner with a wide range of companies that are only moderately competitive to us, these companies may become more competitive to us in the future. As we introduce new solutions, as our existing solutions evolve and as other companies introduce new products and solutions, we are likely to face additional competition.
Some of our actual and potential competitors may have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and recognition, larger intellectual property portfolios and broader global distribution and presence. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on transaction-based marketing and could directly compete with us. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.
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

•changes in browser or device functionality and settings, and other new technologies, which impact our partners' ability to collect and/or share data about their customers; and
•changes in international laws, rules, regulations and industry standards or increased enforcement of international laws, rules, regulations, and industry standards.
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
We rely on several third parties to assist us in matching our anonymized identifiers with third-party identifiers. This matching process enables us to, among other things, use transaction data to measure in-store and online campaign sales impact or provide marketers with valuable visibility into the behaviors of current or prospective customers both within and outside the context of their marketing efforts. If any of these key data providers were to withdraw or withhold their identifiers from us, our ability to provide our solutions could be adversely affected, and certain marketers may severely limit their spending on our solutions or stop spending with us entirely. Replacements for any of these third-party identifiers may not fit the needs of certain marketers or be available in a timely manner or under economically beneficial terms.
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
As of December 31, 2024, we had 454 full-time employees. We may further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation.
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
During 2024 and 2023, we derived 8.7% and 5.8%, respectively, of our revenue from outside the U.S. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
•reduction in billings associated with the U.K. as well as issues related to foreign currency exchange rates and trade with foreign jurisdictions;
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
•potential changes in a specific country's or region's political or economic climate, including ongoing international tension and conflict;
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
Due to our international operations, we may be exposed to the effects of fluctuations in currency exchange rates, including inflationary pressure. We generate revenue and incur expenses for employee compensation and other operating expenses at our foreign offices in the local currency. Fluctuations in the exchange rates between the U.S. dollar and foreign currencies could result in the dollar equivalent of such revenue and expenses being lower, which could have a negative net impact on our reported operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be limited.
Our net operating loss ("NOL") carry-forwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2024 and December 31, 2023, we had U.S. federal and state NOLs of $900.7 million and $896.0 million, respectively. Our federal NOLs generated in tax years beginning before January 1, 2018, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carry-forwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law.
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
Our FI partners and FI partner prospects engage in highly regulated businesses, are often slow to adopt technological innovation and have rigorous standards with respect to providing third parties, like us, with access to their data. Our operating results depend in part on expanding our FI partner network to maintain and enhance the scale of our solutions. The length of time that it takes to add an FI partner to our network, from initial evaluation to integration into our network, varies substantially from FI to FI and may take several years. Our sales and integration cycle with respect to our FI partners is long and unpredictable, requires considerable time and expense and may not ultimately be successful. It is difficult to predict exactly when, or even if, a new FI partner will join our network and we may not generate revenue from a new FI partner in the same period as we incurred the costs associated with acquiring such FI partner, or at all. Once an FI partner has agreed to work with us, it may take a lengthy period of time for the implementation of our solutions to be prioritized and integrated into the FI partner's infrastructure. Because a substantial portion of our expenses are relatively fixed in the short term, our operating results will suffer if revenue falls below our expectations in a particular quarter, which could cause the price of our stock to decline. Ultimately, if additions to our FI partner's network are not realized in the time period expected or not realized at all, or if an FI partner terminates its agreement with us, our business, financial condition and operating results could be adversely affected.
Bringing new FI partners into our network, or changes made by our existing FI partners, may impede our ability to accurately forecast the performance of our network.
Bringing new FI partners into our network, or changes made by our existing FI partners, may impede our ability to accurately predict how certain marketing campaigns will perform, and thus may impede our ability to accurately forecast the performance of our network. Such inaccurate predictions could result in marketing campaigns underperforming, which impacts the total fees we can collect from marketers, or over performing, which may result in us paying certain Consumer Incentives to consumers without adequate compensation from the marketers. The amount of time it will take us to be able to understand the impact of a new FI partner on our network or changes made by an existing FI partner is uncertain and difficult to predict. Additionally, our understanding of the impact of any given FI partner is subject to change at any time, as such understanding can be impacted by factors such as changes to an FI partner's business strategy, changes to an FI partner's user interface, or changes in the behavior or makeup of an FI partner's consumer base.
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
In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due on September 15, 2025 (the "2020 Convertible Senior Notes"). The interest rate for the 2020 Convertible Senior Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. In April 2024, we issued of $172.5 million principal amount of our 4.25% Convertible Senior Notes due 2029 (the "2024 Convertible Senior Notes", and together with the 2020 Convertible Senior Notes, the "Notes"), and used $169.3 million, consisting of the net proceeds from the offering, together with cash on hand, to repurchase for cash $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes. The interest rate for the 2024 Convertible Senior Notes is fixed at 4.25% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. Additionally, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. Borrowings under our 2018 Line of Credit bear an interest rate equal to the prime rate plus 0.125%.

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
Risks Related to Regulatory and Intellectual Property Matters
We and our FI partners are subject to stringent and evolving U.S. and foreign privacy and data security laws, rules, contractual obligations, regulation, industry standards, policies and other obligations related to data privacy and security. The actual or perceived failure by us, our partners, or other third parties with whom we work to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims), mass arbitration demands, disruptions of our business operations, or loss of customers or sales, harm our reputation, result in significant expense or loss of revenue or profits, subject us to significant fines and liability or otherwise adversely affect our business.
In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal data and other sensitive information including proprietary and confidential business data, trade secrets, and intellectual property ("process" or "processing") necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We, our FI partners, our marketers and other third parties with whom we work are subject to a number of data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy policies, contractual requirements, and other obligations relating to data privacy and security as well as laws and regulations regarding online services and the Internet generally.
In the U.S., the rules and regulations to which we, directly or contractually through our partners, or our marketers are or may be subject, include but are not limited to those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, the Gramm-Leach-Bliley Act and state cybersecurity, privacy and breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents.
The regulatory framework for online services and data privacy and security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many of these obligations conflict with each other, and interpretation of these laws, rules and regulations and their application to our solutions in the U.S. and foreign jurisdictions is ongoing and cannot be fully determined at this time. A number of existing bills are pending in the U.S. federal and state legislatures that contain provisions that would regulate how companies can use various tracking technologies to collect and utilize user information. Additionally, new legislation proposed or enacted in various states will continue to shape the data privacy environment nationally.
The California Consumer Privacy Act ("CCPA") is an example of the trend towards increasingly comprehensive privacy legislation being introduced in the U.S. The CCPA gives California residents expanded rights to request access to and deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is used. The CCPA also increases the data privacy and security obligations on entities handling personal data, which is broadly defined under the law. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, and includes statutorily defined damages for intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages, which is expected to increase data breach litigation. The CCPA also imposes requirements on businesses that "sell" information (which is defined broadly under the CCPA); there is significant ambiguity regarding what constitutes a sale and many of our or our partner's business practices may qualify. Further the California Privacy Rights Act ("CPRA") significantly modifies the CCPA, including by expanding consumers' rights with respect to certain sensitive personal data. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA.
In the past few years, numerous states have also passed comprehensive privacy laws that impose certain obligations on covered businesses, including requiring covered businesses to provide specific disclosures in privacy notices and to afford residents with certain rights concerning their personal data. Similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties with whom we work.

Outside of the U.S., an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union's General Data Protection Regulation ("EU GDPR") and the United Kingdom's GDPR ("U.K. GDPR") impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million euros or 4% of annual global revenue (whichever is greater), or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. An example of the type of international regulation to which we may be subject is the U.K.'s Privacy and Electronic Communications Regulations 2011 ("PECR"), which implements the requirements of Directive 2009/136/EC (which amended Directive 2002/58/EC), which is known as the ePrivacy Directive. The PECR regulates various types of electronic direct marketing that use cookies and similar technologies. The PECR also imposes sector-specific breach reporting requirements, but these requirements only apply to providers of certain public electronic communications services. Additional European Union member state laws of this type may follow.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt, or have already adopted, similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the U.S. in compliance with law, such as the EEA standard contractual clauses and U.K.'s International Data Transfer Agreement, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the U.K., or other jurisdictions to the U.S., or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating GDPR's cross-border data transfer limitations.
Furthermore, our business relies on the acquisition and sale of personal data, including data obtained from third-party data suppliers. The acquisition and sale of personal data from or to third parties has become subject to increased regulatory scrutiny. For example, California's Delete Act requires the CPPA to establish, by January 1, 2026, a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal information held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. Obtaining and selling personal data from third parties carries risk to us. These challenges may make it so difficult for us and our suppliers to provide the data and the costs associated with the data materially increase or may materially decrease the availability of data that we or our data suppliers can provide.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, white papers and other statements, such as statements related to compliance with certain certifications or self-regulatory principles concerning data privacy and security. Regulators in the U.S. are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresent our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, "targeted advertising"), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third-party platforms, new laws and regulations, and consumer resistance. Major technology platforms on which we rely to gather information about consumers have adopted or proposed measures to provide consumers with additional control over the collection, use, and sharing of their personal data for targeted advertising purposes. In addition, legislative proposals and present laws and regulations regulate the use of cookies and other tracking technologies, electronic communications, and marketing. Partially as a result of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are now more aware of options related to consent, "do not track" mechanisms (such as browser signals from the Global Privacy Control), and "ad-blocking" software to prevent the collection of their personal data for targeted advertising purposes. As a result, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.
Obligations related to data privacy and security (and consumers' data privacy expectations) are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to the services, information, technologies, systems and practices of any third parties that process personal data on our behalf. In addition, these obligations may require us to change or business model. We may, for example, be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies for validation of certain of our limited sales related to online purchases to compensate for a potential lack of cookie data. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including, but not limited to: government enforcement actions (which could result in investigations, fines, penalties, audits and inspections), litigation (including class-action claims), additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action litigation and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, potentially resulting in negative consequences including, but not limited to loss of customers, interruptions or stoppages in our business operations, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations.
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

As of the date of filing, we had seventeen issued patents relating to our software. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringements. We have registered, or are in the process of attempting to register, the "Cardlytics," "Dosh," "Bridg" and "Rippl" names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open-source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
Various of our products are subject to U.S. export controls, including the U.S. Department of Commerce's Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and provision of our solutions outside of the U.S., or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, reexportation, and importation of our products and the provision of solutions, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties and a denial or curtailment of our ability to export our products or provide solutions. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products from being provided in violation of such laws, our products may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from directly or indirectly authorizing, offering or providing improper payments or benefits to officials and other recipients for improper purposes. We rely on certain third parties to support our sales and regulatory compliance efforts and can be held liable for their corrupt or other illegal activities, even if we do not explicitly authorize or have actual knowledge of such activities. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Risks Related to Ownership of Our Common Stock
The market price of our common stock has been and is likely to continue to be volatile.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $1.77 to an intraday high of $161.47 through March 12, 2025. Factors that may affect the market price of our common stock include:
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
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy and impact the price of our common stock. We have been the subject of a putative securities class action lawsuit and stockholder activism in the past and may again in the future.
In the past, securities class action litigation often has been brought against companies following a decline in the market price of such companies' securities. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us as a result of the significant stock price volatility experienced by technology companies in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and Board of Directors' attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
We rely on information technology and data to operate our business and develop, market and deliver our products and services to our customers. A critical part of our strategy involves focusing on gathering data without collecting, maintaining or using sensitive personal data such as social security numbers, credit card numbers, financial account information or medical records. The Cardlytics platform is designed so that we do not receive or have access to any personal data from our FI partners. We only perform targeted marketing using data that has undergone processing such that it is only linked to anonymized identifiers.
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
Risks from cybersecurity threats are among those that we address in our general risk management program, where we conduct investigations and take actions as required to assess risks to the organization and take mitigating actions designed to reduce, eliminate or manage risks. Risk assessments are performed quarterly as part of this program and the results are discussed and reviewed with management.
We identify such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating threats reported to us, logging and monitoring our IT environment, conducting threat assessments for internal and external threats, conducting vulnerability assessments to identify vulnerabilities and conducting tabletop incident response exercises.
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

Based on our assessment process, we implement and maintain various technical, physical and organizational measures designed to manage and mitigate such risks and potential material impacts. We implement measures designed to prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats. We prioritize our efforts based on the threats that are more likely to lead to a material impact to our business, such as ransomware, theft of IP and interruption of services. The risk management and reduction measures we implement, depending on the computing environment or system, may include the following: policies and procedures designed to address cybersecurity threats, including an incident response plan, vulnerability management policy, disaster recovery/business continuity plans and clear desk policies; threat detection and incident response; internal and/or external audits to assess our exposure to cybersecurity threats, environment, compliance with risk mitigation procedures, and effectiveness of relevant controls; documented risk assessments; implementation of security standards and certifications; credit and background checks on our personnel and contractors; encryption of data; network security controls; threat modeling; data segregation; physical and electronic access controls; physical security; asset management, tracking and disposal; continuous monitoring for potential intrusions; vendor risk management program; employee security training; penetration testing; cyber insurance; and a dedicated cybersecurity staff and officer.
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
To operate our business, we utilize certain third-party service providers to perform a variety of functions, such as professional services, SaaS platforms, managed services, cloud-based infrastructure, encryption and authentication technology and other functions. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide or the information they process, conducting security assessments, requiring their completion of written questionnaires regarding their services and data handling practices and conducting periodic re-assessments during their engagement.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, refer to our risk factors under Part 1. Item 1A. "Risk Factors" in this Annual Report, including "An actual or perceived breach of the security of our systems, or those of third parties with whom we work, could result in adverse consequences resulting from such breach, including but not limited to a disruption of our operations, reputational harm, loss of revenue or profits, loss of customers, regulatory investigations or actions, litigation, fines and penalties and other adverse consequences."
Governance
Our board of directors addresses the Company's cybersecurity risk management as part of its general oversight function. The board of directors along with the audit committee is responsible for overseeing Company's cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk management strategy relies on input from management, including the Chief Technology Officer, Chief Legal and Privacy Officer, and Chief Financial Officer, who report to the Chief Executive Officer, as well as the Chief Information Security Officer, to help us understand cybersecurity risks, establish priorities, determine the scope and details of our cybersecurity program and implement it. Management is also responsible for hiring appropriate personnel, integrating cybersecurity considerations into our overall risk management strategy, and for communicating key priorities to employees. Our cybersecurity incident response and vulnerability management processes involve management, who participate in our disclosure controls and procedures.
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
On January 22, 2025, a putative securities class action lawsuit was filed against Cardlytics and certain of its current and former officers in the U.S. District Court for the Northern District of Georgia, captioned Froess v. Cardlytics, Inc., Case No. 1:25-cv-00279-MHC. The complaint, brought on behalf of a putative class of all persons who purchased our securities between March 14, 2024 and August 7, 2024, alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.
On February 13, 2025, we filed a motion to dismiss the complaint. Subsequently, on March 7, 2025, the plaintiff voluntarily dismissed the action without prejudice pursuant to Rule 41(a)(1)(A)(i) of the Federal Rules of Civil Procedure. Because the dismissal is without prejudice, the plaintiff reserves the right to refile similar claims in the future.
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
Holders of Record
As of February 28, 2025, there were approximately 109 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be incorporated by reference into any filing of Cardlytics, Inc. under the Securities Act.
The following performance graph compares the performance of our common stock with the performance of the Standard & Poor's 500 Stock Index and the Nasdaq Composite Index, from December 31, 2019 through December 31, 2024. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. The graph uses the closing price on December 31, 2019 of $62.86 per share as the initial value of our common stock. The stock price performance in this graph is not necessarily indicative of future stock price performance.

CDLX Performance Graph
400
300
200
100
0
Index Value
12/31/19
06/30/20
12/31/20
06/30/21
12/31/21
06/30/22
12/31/22
06/30/23
12/31/23
06/30/24
12/31/24
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
Overview
We operate a commerce media platform that is designed to make commerce smarter and rewarding for everyone. At the core of our commerce media platform is the financial media network that we run within our partners' digital channels, which includes online and mobile applications (the "Cardlytics platform"). Additionally we operate an identity resolution platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable advertisers to perform analytics and targeted loyalty marketing and also measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants ("merchant data partners") that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including everyday spend, specialty retail, restaurant, travel and entertainment.
Working with an advertiser, we design a campaign that targets consumers based on their purchase history. The consumer is offered an incentive to make a purchase from the brand within a specified period. We use a portion of the fees that we collect from advertisers to provide these Consumer Incentives to customers after they make qualifying purchases ("Consumer Incentives"). We report our Revenue on our consolidated statements of operations net of Consumer Incentives since we do not provide the goods or services that are purchased by customers from the advertisers to which the Consumer Incentives relate.
We pay certain partners a negotiated and fixed percentage of our Billings to advertisers less any Consumer Incentives that we pay to consumers and certain third-party data costs ("Partner Share"). We report our Revenue gross of Partner Share. Partner Share costs are included in Partner Share and other third-party costs in our consolidated statements of operations, rather than as a reduction of Revenue, because we and not our partners act as the principal in our arrangements with advertisers.
We run campaigns offering compelling Consumer Incentives to drive an expected rate of return on advertising spend for marketers. At times, we may collaborate with a partner to enhance the level of Consumer Incentives to their respective customers, funded by their Partner Share. We believe that these investments by our partners positively impact our platform by making their customers more highly engaged with our platforms. However, these investments negatively impact our GAAP Revenue, which is reported net of Consumer Incentives.

Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
Key Performance Metrics

	Year Ended December 31,
in thousands except per user amounts	2024	2023	2022
Cardlytics MAUs	166,943	162,148	154,550
Cardlytics ARPU	$1.67	$1.91	$1.93
Cardlytics Monthly Active Users ("MAUs")
We define MAUs as targetable customers that have logged in and visited online or mobile applications containing offers, opened an email containing an offer, or redeemed an offer from the Cardlytics platform during a monthly period. We then calculate a monthly average of these MAUs for the periods presented. We believe that MAUs is an indicator of the Cardlytics platform's ability to drive engagement and is reflective of the marketing base that we offer to marketers. We report only the total number of unique targetable customers within each FI.

	Year Ended December 31,		Change		Year Ended December 31,		Change
in thousands	2024	2023	#	%	2023	2022	#	%
Cardlytics MAUs	166,943	162,148	4,795	3	162,148	154,550	7,598	5
Cardlytics MAUs increased by 4.8 million during 2024 compared to 2023, primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and a new FI Partner in the U.K.
Cardlytics MAUs increased by 7.6 million during 2023 compared to 2022, primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and a new FI Partner in the U.K.
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

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2024	2023	$	%	2023	2022	$	%
Cardlytics ARPU	$1.67	$1.91	(0.24)	(13)	$1.91	$1.93	(0.02)	(1)
Cardlytics ARPU decreased by $0.24 during 2024 compared to 2023 as a result of a $21.3 million increase in Consumer Incentives due to changes to our targeting and ranking system that led to higher engagement.
Cardlytics ARPU decreased by $0.02 during 2023 compared to 2022 as a result of a $0.3 million increase in Consumer Incentives due to changes to our targeting and ranking system that led to higher engagement.

Non-GAAP Metrics

	Year Ended December 31,
in thousands	2024	2023	2022
Revenue	$278,298	$309,204	$298,542
Billings	$443,840	$453,426	$442,477
Gross Profit	$120,894	$130,378	$112,632
Adjusted Contribution	$150,537	$158,626	$143,035
Net Loss	$(189,304)	$(134,702)	$(465,264)
Adjusted EBITDA	$2,523	$3,771	$(45,169)
Adjusted Net Loss	$(18,909)	$(11,436)	$(60,250)
Net cash used in operating activities	$(8,824)	$(185)	$(53,904)
Free Cash Flow	$(28,122)	$(12,577)	$(67,390)
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
Adjusted Contribution
Adjusted Contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted Contribution demonstrates how incremental Revenue on our platforms generates incremental amounts to support our sales and marketing, research and development, general and administrative and other investments. Adjusted Contribution is calculated by taking our total Revenue less our Partner Share and other third-party costs. Adjusted Contribution does not take into account all costs associated with generating Revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns. Management views Adjusted Contribution as the most relevant metric to measure the financial performance as it reflects the dollars we keep after all of our partners are paid.
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

Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before interest expense, net; depreciation and amortization; stock-based compensation expense; foreign currency loss (gain); gain on debt extinguishment; acquisition, integration and divestiture costs (benefits); change in contingent consideration; impairment of goodwill and intangible assets, loss on divestiture; restructuring and reduction of force; income tax benefit and, in applicable periods, certain other income and expense items, such as deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, gain on debt extinguishment, impairment of goodwill and intangible assets and foreign currency loss (gain) are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate Adjusted EBITDA.
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
Adjusted Net Loss
We define Adjusted Net Loss as our Net Loss before stock-based compensation expense; foreign currency loss (gain); acquisition, integration and divestiture costs (benefits); amortization of acquired intangibles; change in contingent consideration; impairment of goodwill and intangible assets; gain on debt extinguishment; loss on divestiture; restructuring and reduction of force; and income tax benefit, in applicable periods, certain other income and expense items. We define Adjusted Net Loss per share as Adjusted Net Loss divided by our weighted-average common shares outstanding, diluted.
Free Cash Flow
We define Free Cash Flow as net cash used in operating activities, plus acquisition of property and equipment, capitalized software development costs and acquisition of patents. We believe free cash flow is useful to measure the funds generated in a given period that are available for distribution or to sustain the business. We believe this supplemental information enhances stockholders' ability to evaluate our performance.
Results of Non-GAAP Measures
Billings

	Year Ended December 31,		Change		Year Ended December 31,		Change
in thousands	2024	2023	$	%	2023	2022	$	%
Billings	$443,840	$453,426	(9,586)	(2)	$453,426	$442,477	10,949	2
Billings decreased by $9.6 million during 2024 compared to 2023, primarily driven by an increase of $45.7 million in sales to new marketers, offset by a $55.3 million net decrease in sales to existing marketers.
Billings increased by $10.9 million during 2023 compared to 2022, primarily driven by an increase of $32.8 million in sales to new marketers, offset by a $21.9 million decrease in sales to existing marketers.

The following table presents a reconciliation of billings to revenue, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Consolidated
Revenue	$278,298	$309,204	$298,542
Plus:
Consumer Incentives	165,542	144,222	143,935
Billings	$443,840	$453,426	$442,477
Cardlytics platform
Revenue	$255,615	$285,425	$277,185
Plus:
Consumer Incentives	165,542	144,222	143,935
Billings	$421,157	$429,647	$421,120
Bridg platform
Revenue	$22,683	$23,779	$21,357
Plus:
Consumer Incentives	—	—	—
Billings	$22,683	$23,779	$21,357
Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$278,298	$309,204	$298,542
Minus:
Partner Share and other third-party costs	127,761	150,578	155,507
Delivery costs(1)	29,643	28,248	30,403
Gross Profit	120,894	130,378	112,632
Plus:
Delivery costs(1)	29,643	28,248	30,403
Adjusted Contribution	$150,537	$158,626	$143,035
(1)Stock-based compensation expense recognized in delivery costs totaled $2.7 million, $2.4 million and $2.7 million during 2024, 2023 and 2022, respectively.

Adjusted EBITDA
The following table presents a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net Loss	$(189,304)	$(134,702)	$(465,264)
Plus:
Interest expense, net	5,553	2,336	2,556
Depreciation and amortization	25,689	26,460	37,544
Stock-based compensation expense	40,367	40,980	44,686
Acquisition, integration and divestiture costs (benefits)	161	(6,313)	(2,874)
Change in contingent consideration	210	1,246	(128,174)
Foreign currency loss (gain)	1,269	(3,304)	6,376
Impairment of goodwill and intangible assets	131,595	70,518	453,288
Gain on debt extinguishment	(13,017)	—	—
Loss on divestiture	—	6,550	—
Restructuring and reduction of force	—	—	8,139
Income tax benefit	—	—	(1,446)
Adjusted EBITDA	$2,523	$3,771	$(45,169)
Adjusted Net Loss
The following table presents a reconciliation of Adjusted Net Loss to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net Loss	$(189,304)	$(134,702)	$(465,264)
Plus:
Stock-based compensation expense	40,367	40,980	44,686
Foreign currency loss (gain)	1,269	(3,304)	6,376
Acquisition, integration and divestiture costs (benefits)	161	(6,313)	(2,874)
Amortization of acquired intangibles	9,810	13,589	25,019
Change in contingent consideration	210	1,246	(128,174)
Impairment of goodwill and intangible assets	131,595	70,518	453,288
Gain on debt extinguishment	(13,017)	—	—
Loss on divestiture	—	6,550	—
Restructuring and reduction of force	—	—	8,139
Income tax benefit	—	—	(1,446)
Adjusted Net Loss	$(18,909)	$(11,436)	$(60,250)
Weighted-average number of shares of common stock used in computing Adjusted net loss per share:
Weighted-average common shares outstanding, diluted	48,361	36,488	33,419
Adjusted Net Loss per share, diluted	$(0.39)	$(0.31)	$(1.80)

Free Cash Flow
The following is a reconciliation of free cash flow to the most comparable GAAP measure, net cash used in operating activities (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(8,824)	$(185)	$(53,904)
Plus:
Acquisition of property and equipment	(1,562)	(667)	(1,171)
Acquisition of patents	—	—	(175)
Capitalized software development costs	(17,736)	(11,725)	(12,140)
Free Cash Flow	$(28,122)	$(12,577)	$(67,390)
Components of Results of Operations
Revenue
We sell our Cardlytics platform solution by entering into agreements directly with marketers or their marketing agencies, generally through the execution of insertion orders. The insertion orders state the terms of the arrangement, the negotiated fee, payment terms and the fixed period of time of the campaign. We generally invoice marketers monthly based on the qualifying purchases of our partners' customers as reported by our partners during the month or based on the engagement of our partners' customers with our offers during the month. We report our Revenue net of Consumer Incentives and gross of Partner Share and other third-party costs. The Bridg platform generates Revenue through the sale of subscriptions to our cloud-based customer-data platform and the delivery of professional services, such as implementation, onboarding and technical support in connection with each subscription. We recognize subscription Revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer.
Cost and Expense
We classify our expenses into the following categories: Partner Share and other third-party costs; delivery costs; sales and marketing expense; research and development expense; general and administrative expense; and depreciation and amortization expense.
Partner Share and Other Third-Party Costs
Partner Share and other third-party costs consist primarily of the Partner Share that we pay our partners, media and data costs and deferred implementation costs incurred pursuant to our agreements with certain partners. To the extent that we use a specific partners' customer's anonymized purchase data in the delivery of our solutions, we generally pay the applicable partner a Partner Share calculated based on the relative contribution of the data provided by the partner to the overall delivery of the services. We expect that our Partner Share and other third-party costs will fluctuate over time in connection with changes in our revenue.
Delivery Costs
Delivery costs consist primarily of personnel costs of our campaign, data operations and production support teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Delivery costs also include hosting costs, purchased or licensed software costs, outsourcing costs and professional services costs. As we continue to migrate our technology to the cloud, we expect our delivery costs will increase in absolute dollars and if such anticipated Revenue growth does not occur, our delivery costs as a percentage of Revenue will be adversely affected. Over time, we expect delivery costs will decline as a percentage of Revenue.

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
Research and Development Expense
Research and development expense consists primarily of personnel costs of our IT engineering, IT architecture and product development teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Research and development expense also includes outsourcing costs, software licensing costs, professional fees and travel expenses. We focus our research and development efforts on improving our solutions and developing new ones. We expect research and development expense to increase in absolute dollars as we continue to create new solutions and improve the functionality of our existing solutions.
General and Administrative Expense
General and administrative expense consists of personnel costs of our executive, finance, legal, compliance, IT support and human resources teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. General and administrative expense also includes professional fees for external legal, accounting and consulting services, financing transaction costs, facilities costs such as rent and utilities, royalties, bad debt expense, travel expense, property taxes and franchise taxes. We expect that general and administrative expenses will decrease over time as a percentage of Revenue as we focus on processes, systems and controls to enable our internal support functions to scale with the growth of our business.
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

Results of Operations
The following table sets forth our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$278,298	$309,204	$298,542
Costs and expenses:
Partner Share and other third-party costs	127,761	150,578	155,507
Delivery costs	29,643	28,248	30,403
Sales and marketing expense	52,649	57,425	74,745
Research and development expense	49,607	51,352	54,435
General and administrative expense	56,482	58,810	81,446
Acquisition, integration and divestiture costs (benefits)	161	(6,313)	(2,874)
Change in contingent consideration	210	1,246	(128,174)
Impairment of goodwill and intangible assets	131,595	70,518	453,288
Loss on divestiture	—	6,550	—
Depreciation and amortization expense	25,689	26,460	37,544
Total costs and expenses	473,797	444,874	756,320
Operating loss	(195,499)	(135,670)	(457,778)
Other income (expense):
Interest expense, net	(5,553)	(2,336)	(2,556)
Foreign currency (loss) gain	(1,269)	3,304	(6,376)
Gain on debt extinguishment	13,017	—	—
Total other income (expense)	6,195	968	(8,932)
Loss before income taxes	(189,304)	(134,702)	(466,710)
Income tax benefit	—	—	1,446
Net Loss	(189,304)	(134,702)	(465,264)
Net loss per share, basic and diluted	$(3.91)	$(3.69)	$(13.92)
Weighted-average common shares outstanding, basic and diluted	48,361	36,488	33,419
Comparison of Years Ended December 31, 2024 and 2023
In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Revenue

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Billings	$443,840	$453,426	$(9,586)	(2)%
Consumer Incentives	165,542	144,222	21,320	15
Revenue	$278,298	$309,204	$(30,906)	(10)%
% of Billings	63%	68%

The $30.9 million decrease in Revenue during 2024 compared to 2023 was comprised of a $9.6 million decrease in Billings and a $21.3 million increase in Consumer Incentives. In 2024, Consumer Incentives grew faster than Billings, due to higher engagement and a one-time $2.2 million rewards benefit that we realized in 2023.
Costs and Expenses
Partner Share and Other Third-Party Costs

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Total Partner Share and other third-party costs	$127,761	$150,578	$(22,817)	(15)%
% of Revenue	46%	49%
Partner Share and other third-party costs decreased by $22.8 million during 2024 compared to 2023, partially due to a decrease of $1.3 million from a Partner Share commitment shortfall accrual in 2023 that did not reoccur in 2024. Excluding this shortfall commitment, the balance in Partner Share and other third-party costs decreased by $21.5 million. The decrease is primarily driven by lower top line billings, a renegotiation of terms with a certain FI Partner and changes in Partner Share mix.
Delivery Costs

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Delivery costs excluding stock-based compensation expense	$26,963	$25,821	$1,142	4%
Plus:
Stock-based compensation expense	2,680	2,427	253	10
Total delivery costs	$29,643	$28,248	$1,395	5%
% of Revenue	11%	9%
Total delivery costs increased by $1.4 million during 2024 compared to 2023. Delivery costs excluding stock-based compensation increased by $1.1 million during 2024 compared to 2023, driven by a $2.3 million increase in data storage, partially offset by $0.5 million reduction in desktop software licenses, a $0.5 million reduction in data center expenses, and a $0.2 million reduction in staff expense.
Sales and Marketing Expense

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Sales and marketing expense excluding stock-based compensation expense	$42,632	$44,801	$(2,169)	(5)%
Plus:
Stock-based compensation expense	10,017	12,624	(2,607)	(21)
Total sales and marketing expense	$52,649	$57,425	$(4,776)	(8)%
% of Revenue	19%	19%
Total sales and marketing expenses decreased by $4.8 million during 2024 compared to 2023. Sales and marketing expenses excluding stock-based compensation decreased by $2.2 million during 2024 compared to 2023 primarily due to a $2.2 million decrease in staff expenses, mostly related to the divestiture of entertainment in December 2023, a $0.3 million decrease in training, dues and subscriptions expenses, and a $0.3 million decrease in travel and entertainment, partially offset by a $0.5 million increase in marketing events and a $0.1 million increase in software licenses.

Research and Development Expense

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Research and development expense excluding stock-based compensation expense	$34,650	$34,960	$(310)	(1)%
Plus:
Stock-based compensation expense	14,957	16,392	(1,435)	(9)
Total research and development expense	$49,607	$51,352	$(1,745)	(3)%
% of Revenue	18%	17%
Total research and development expenses decreased $1.7 million in 2024 compared to 2023. Research and development expenses excluding stock-based compensation decreased by $0.3 million during 2024 compared to 2023, primarily due to a $0.8 million decrease in professional fees, a $0.3 million decrease in administrative expenses, and a $0.2 million decrease in staff expenses partially offset by a $1.0 million increase in data storage and data center expense.
General and Administrative Expense

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
General and administrative expense excluding stock-based compensation expense	$43,769	$49,273	$(5,504)	(11)%
Plus:
Stock-based compensation expense	12,713	9,537	3,176	33
Total general and administrative expense	$56,482	$58,810	$(2,328)	(4)%
% of Revenue	20%	19%
Total general and administrative expenses decreased by $2.3 million during 2024 compared to 2023. General and administrative expense excluding stock-based compensation decreased by $5.5 million during 2024 compared to 2023, primarily due to a $4.0 million decrease in software licenses and data storage related to our transition to the cloud and the divestiture of Entertainment, a $3.8 million decrease in professional fees, a $1.2 million decrease in staff expenses and a $1.2 million decrease in lease expenses, partially offset by a $4.3 million increase in bad debt and a $0.4 million increase in travel and entertainment expense.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Delivery costs	$2,680	$2,427	$253	10%
Sales and marketing expense	10,017	12,624	(2,607)	(21)
Research and development expense	14,957	16,392	(1,435)	(9)
General and administrative expense	12,713	9,537	3,176	33
Total stock-based compensation expense	$40,367	$40,980	$(613)	(1)%
% of Revenue	15%	13%
Stock-based compensation expense decreased by $0.6 million during 2024 compared to 2023. In 2024, we reversed the expense associated with the 2022 PSUs, the second tranche of the 2022 Bridg PSUs, and the restricted share awards related to the departure of a key executive. In 2024, we also granted restricted share awards to a key executive. In 2023, we reversed the expense associated with the 2021 PSUs and restricted share awards related to certain executive departures. Refer to Note 10—Stock-based Compensation to our consolidated financial statements for additional information regarding the change in stock compensation expense.

Acquisition, integration and divestiture benefits

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Acquisition, integration and divestiture (benefits)	$161	(6,313)	$6,474	(103)%
% of Revenue	—%	(2)%
During 2024, we recognized a $0.1 million expense associated with the net working capital adjustment related to the divestiture of Entertainment. During 2023, we incurred a $6.8 million benefit due to a reduction of brokerage fee related to the reduction of our estimate of contingent consideration related to the First Anniversary Payment Amount to Bridg, partially offset by a $0.5 million expense due to the divestiture of Entertainment. Refer to Note 4—Business Combinations to our consolidated financial statements for additional information regarding these acquisitions.
Change in contingent consideration

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Change in contingent consideration	$210	$1,246	$(1,036)	(83)%
% of Revenue	—%	—%
During 2024, the change in contingent consideration was a $0.2 million expense as a result of the $6.1 million loss related to the change of contingent consideration to the former Bridg shareholders, almost entirely offset by the $5.9 million gain we recognized due to the Settlement Agreement. During 2023 we realized a $1.2 million expense primarily due to the change in contingent consideration to the former Bridg shareholders. Refer to Note 12—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
Impairment of goodwill and intangible assets

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Impairment of goodwill and intangible assets	$131,595	$70,518	$61,077	87%
% of Revenue	47%	23%
During 2024, we recognized $131.6 million of impairment of goodwill and intangible assets related to the Bridg platform. During 2023, we recognized $70.5 million of impairment of goodwill and intangible assets related to the Bridg platform. The impairment of goodwill and intangible assets resulted from a continued slowdown in the economy, decreased consumer spend, and a sustained decline in our stock price. Refer to Note 5—Goodwill and Acquired Intangibles to our consolidated financial statements for additional information regarding the goodwill impairment.

Loss on divestiture

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Loss on divestiture	$—	$6,550	$(6,550)	n/a
% of Revenue	—%	2%
On December 7, 2023 we sold and transferred substantially all of the assets of HSP EPI Acquisition, LLC ("Entertainment") for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment. The resulting loss on sale of $6.6 million is recorded within "Loss on divestiture" within the statement of operations. Refer to Note 4—Business Combinations to our consolidated financial statements for additional information regarding the loss on divestiture.

Depreciation and Amortization Expense

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Depreciation and amortization expense	$25,689	$26,460	$(771)	(3)%
% of Revenue	9%	9%
Depreciation and amortization expense decreased by $0.8 million during 2024 compared to 2023, primarily due to a decrease in fixed assets.
Interest Expense, Net

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Interest expense	$(8,901)	$(6,189)	$(2,712)	44%
Interest income	3,350	3,847	(497)	(13)
Interest expense, net	$(5,553)	$(2,336)	$(3,217)	138%
% of Revenue	(2)%	(1)%
Interest expense, net increased by $3.2 million during 2024 compared to 2023 primarily due to an increase in our interest expense related to our 2024 Convertible Senior Notes, partially offset by repayment of our 2018 Line of Credit. Refer to Note 9—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2024 Convertible Senior Notes.
Foreign Currency (Loss) Gain

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Foreign currency (loss) gain	$(1,269)	$3,304	$(4,573)	(138)%
% of Revenue	—%	1%
Foreign currency loss was $1.3 million during 2024 compared to a gain of $3.3 million during 2023, primarily due to the change in the value of the British pound relative to the U.S. dollar.
Gain on Debt Extinguishment

	Year Ended December 31,		Change
in thousands	2024	2023	$	%
Gain on debt extinguishment	$13,017	$—	$13,017	n/a
% of Revenue	5%	—%
Gain on debt extinguishment was $13.0 million during 2024 compared to zero during 2023, due to the aggregated payment towards the 2020 Convertible Senior Notes in April 2024. Refer to Note 9—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2020 Convertible Senior Notes.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, restricted cash, working capital, accounts receivable and contract assets, net and unused available borrowings (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$65,594	$91,830
Working capital(1)	29,028	52,779
Accounts receivable and contract assets, net	103,252	120,622
Unused available borrowings(2)	60,000	16,688
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
(2)As part of our amended and restated Loan and Security Agreement, we are required to maintain a minimum unrestricted cash of $25.0 million in demand deposit accounts.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts, demand deposit accounts and U.S. Treasury Bills. As of December 31, 2024, our money market account and our U.S. Treasury Bills had earned approximately 4.3% and 4.5% annual rate of interest, respectively. As of December 31, 2024, we had $4.1 million in cash and cash equivalents in the U.K. Our U.K. cash balances are denominated in British pounds and as a result, may fluctuate based on changes in the exchange rate. Refer to Item 7A. Qualitative and Quantitative Disclosures About Market Risk for additional information about our foreign currency exchange risk. While our investment in our operations in the U.K. is not considered indefinitely invested, we do not have any current plans to repatriate these funds.
Through December 31, 2024, we have incurred accumulated net losses of $1,300.6 million since inception, including net losses of $189.3 million, $134.7 million and $465.3 million during 2024, 2023 and 2022, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.
Sources of Material Cash Requirements
2020 Convertible Senior Notes
On September 22, 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due on September 15, 2025 (the "2020 Convertible Senior Notes"), including the exercise in full of the initial purchasers' option to purchase up to an additional $30.0 million principal amount of the 2020 Convertible Senior Notes. The 2020 Convertible Senior Notes were issued pursuant to an indenture, dated September 22, 2020 between us and U.S. Bank National Association, as trustee. The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 9—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the contingent consideration.
On April 1, 2024, we partially paid down the 2020 Convertible Senior Notes at prices below par and issued the 2024 Convertible Senior Notes (as defined below) with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029 as described below. The remaining portion not paid down on the 2020 Convertible Senior Notes are due on September 15, 2025.

Other Commitments
In January 2024, we renewed our cloud hosting arrangement guaranteeing an aggregated spend of $17.0 million each year over a 36-month period. As of December 31, 2024 we have paid $19.4 million towards our cloud hosting arrangement guarantee.
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
On March 18, 2024, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Evercore Group L.L.C., BofA Securities, Inc. and Cantor Fitzgerald & Co., as sales agents, pursuant to which we may issue and sell, from time to time, shares of our common stock up to a maximum aggregate offering amount of $50.0 million in "at-the-market" offerings (the "ATM Offering Program"). On March 18, 2024, we sold 3,907,600 shares of our common stock at a weighted average price per share of $12.80, for aggregate net proceeds of $48.3 million after deducting commissions and estimated offering expenses payable by us, pursuant to the Equity Distribution Agreement and completed the ATM Offering Program.
2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million in principal amount of our 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes" and together with the 2020 Convertible Senior Notes, the "Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of 2024 Convertible Senior Notes. The net proceeds from the offering were $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expenses payable by us. The 2024 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of April 1, 2024, between us and U.S. Bank Trust Company, National Association, as trustee. We used $169.3 million, consisting of the net proceeds from the offering, together with cash on hand, to repurchase for cash $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the offering through one of the initial purchasers or one of its affiliates, as our agents.
2018 Loan Facility
On May 21, 2018, we entered into a Loan and Security Agreement with Banc of California, N.A. (the "Lender"), formerly known as Pacific Western Bank, consisting of a $30.0 million asset-based revolving line of credit ("2018 Line of Credit") and a $20.0 million term loan ("2018 Term Loan") (collectively, the "2018 Loan Facility"). We used the entire $20.0 million in proceeds from the 2018 Term Loan and an advance of $27.4 million under the 2018 Line of Credit to repay all outstanding obligations under our prior line of credit and term loan.
On September 17, 2020, we amended our 2018 Loan Facility to allow for the issuance of the 2020 Convertible Senior Notes. On December 30, 2020, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit, from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. On April 29, 2022, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024, and further stated that if we had positive Adjusted EBITDA by December 31, 2024, we could extend the maturity date of the loan to April 29, 2025. Additionally with this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of Adjusted Contribution and a minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. On November 29, 2022, we amended our 2018 Loan Facility to modify the eligible account receivable to exclude U.K. accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of Adjusted Contribution. On February 16, 2023, we amended our 2018 Loan Facility to remove and replace the former Adjusted Contribution covenant with a requirement to maintain a minimum level of Adjusted EBITDA. On May 3, 2023, we amended our 2018 Loan Facility to modify the covenants related to the maximum amount of cash we are allowed to pay for the First Anniversary Payment Amount and Second Anniversary Payment Amount under the Merger Agreement. On February 9, 2024, we amended our 2018 Loan Facility to increase the ability to borrow up to 75% of the amount of our eligible accounts receivable, adjusted the required minimum level of Adjusted EBITDA and increased the interest rate to the prime rate plus 0.25%. We also confirmed the extension of the maturity date of the loan to April 29, 2025 based on our positive Adjusted EBITDA result.

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
During the year ended December 31, 2024, we incurred $0.7 million of interest expense associated with the 2018 Loan Facility. As of December 31, 2024, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of December 31, 2024.
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

Historical Cash Flows
In this section, we discuss the activity of our cash flows for the year ended December 31, 2024 and the year ended December 31, 2023. For a discussion of the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$91,830	$121,985
Net cash used in operating activities	(8,824)	(185)
Net cash used in investing activities	(18,746)	(10,062)
Net cash provided by (used in) financing activities	1,444	(20,026)
Effect of exchange rates on cash, cash equivalents and restricted cash	(110)	118
Cash, cash equivalents and restricted cash at end of period	$65,594	$91,830
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
Operating activities used $8.8 million of cash in 2024, which reflected our net loss of $189.3 million, $196.3 million of which were non-cash charges, and a $15.8 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense (including the amortization of acquired intangible assets), impairment of goodwill and intangible assets, amortization of right-of-use assets, changes in contingent consideration, and credit loss expense. The change in our net operating assets and liabilities was primarily due to a $12.5 million increase in accounts receivable and contract assets, a $6.6 million decrease in other accrued expenses, and a $7.1 million decrease in our Consumer Incentive liability, partially offset by a $1.4 million decrease in prepaid expense and other assets and a $16.4 million increase in Partner Share liability.
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

Investing activities used cash totaling $18.7 million and $10.1 million in 2024 and 2023, respectively. Our investing cash outflows during these periods primarily consisted of funds used for the purchases of technology hardware and costs to develop internal-use software. Additionally, in 2024 and 2023, we had cash inflows of $0.6 million and $2.3 million, respectively, related to proceeds from divestitures, net of cash divested. Refer to Note 4—Business Combinations to our consolidated financial statements for additional disclosures related to our acquisitions and divestitures.
Financing Activities
Our cash flows used in financing activities have primarily been composed of contingent consideration payments to Bridg, repurchasing shares of our common stock, offset by borrowings and repayments under our debt facilities, proceeds from the issuance of common stock and payments for costs related to debt issuances and equity offerings.
Financing activities provided $1.4 million in cash in 2024, which consisted of aggregated net proceeds of $166.8 million from issuance of our 2024 Convertible Senior Notes offering ($172.5 million gross proceeds from the issuance of the 2024 Convertible Senior Notes offset by $5.6 million in debt issuance costs) and $48.6 million proceeds from the issuance of common stock, partially offset by $199.3 million principal payment of debt ($169.3 million related to the repurchase of 2020 Convertible Senior Notes and $30.0 million related to pay down of the 2018 Line of Credit) and $14.2 million paid in cash related to the settlement agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credit.
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
Our impairment evaluation consists of a qualitative assessment. If this assessment indicates that the fair value of the reporting unit is not more likely than not less than the carrying amount, goodwill is not considered impaired. Otherwise, a quantitative impairment test is performed by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. We can bypass the qualitative assessment for any period and proceed directly to the quantitative impairment test. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and the impairment will be determined as the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

We assessed the triggering events criteria along with related conditions and developments as of September 30, 2024, and we concluded that we had a triggering event as a result of a sustained decline in our stock price during the three months ended September 30, 2024. We, therefore, performed a quantitative impairment test as of September 30, 2024, and determined that the carrying value of the Bridg platform exceeded its fair value. As such, we recognized a goodwill impairment of $117.8 million for the Bridg platform. We performed our annual goodwill impairment test in the fourth quarter of 2024 and concluded that there was no impairment associated with the Cardlytics platform in the U.S. As of December 31, 2024, there was no remaining goodwill associated with the Bridg platform.
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
Internal-Use Software Development Costs
Capitalized software development costs consist of costs incurred in the development of internal-use software, primarily associated with the development and enhancement of our Cardlytics platform and Bridg platform. We capitalize the costs of software developed or obtained for internal use in accordance with ASC Topic 350-40, Internal Use Software. We begin to capitalize our costs upon completion of the preliminary project stage. We consider the preliminary project stage to be complete and the application development stage to have begun when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred in the preliminary project stage and post-implementation operation stages are expensed as incurred and recorded in research and development expense on our consolidated statements of operations. Significant judgement includes deciding if a project is eligible for capitalization, determining whether the incurred costs are directly associated with the project, and evaluating the current stage of the project’s development.
During 2024, 2023 and 2022, we capitalized development costs for improvements to our platforms, including our Ads Manager and Ad Server, totaling $22.9 million, $14.6 million and $12.8 million, respectively.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 8.50% plus 0.25%. In July 2024, we amended our 2018 Loan Facility, which decreased the interest rate to prime rate plus 0.125%. As of December 31, 2024, the prime rate was 8.50% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%. On April 1, 2024, we issued the 2024 Convertible Senior Notes bearing an interest rate of 4.25%. Refer to Note 9—Debt and Financing Arrangements to our consolidated financial statements for additional disclosures related to our debt.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during 2024, 2023 and 2022, our revenue would have decreased by $2.4 million, 1.8 million and 2.3 million, respectively. The overall impact to net loss would be partially mitigated by decreases in operating expense of $1.8 million, $0.5 million and $1.1 million in 2024, 2023 and 2022, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARDLYTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Cardlytics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardlytics, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

•We tested the operating effectiveness of internal controls within the relevant revenue business processes, including automated controls and those in place to reconcile the information from various systems to the Company’s general ledger.
•For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.
Goodwill – Certain Reporting Units – Refer to Note 2 and Note 5 to the consolidated financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair values of its reporting units, including the Cardlytics platform in the U.S. reporting unit and the Bridg platform reporting unit, to their respective carrying values as of September 30, 2024. The Company used a combination of valuation methodologies including the income approach, and to a lesser extent the market approach, to estimate fair value at the reporting date. The Company utilizes discounted cash flow models to perform its income approach, which requires management to make significant judgments related to discount rates and forecasts of future revenues and cash flows. Changes in these assumptions could have a significant impact on either the fair values of the reporting units, the amount of any goodwill impairment charge, or both.
The Company performed an interim impairment test for goodwill as of September 30, 2024. As a result of the continued slowdown in the economy and decreased consumer spend, which resulted in further declines in the Company’s stock price, the Company recognized a goodwill impairment charge of $117.8 million for the Bridg platform reporting unit, as the fair value of the reporting unit was determined to be less than its carrying value. This eliminated all remaining Goodwill allocated to the Bridg platform. No impairment charge was recorded for the Cardlytics platform in the U.S. reporting unit. The consolidated goodwill balance was $159.4 million as of December 31, 2024, the entire balance of which was allocated to the Cardlytics platform in the U.S. reporting unit.
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

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 12, 2025

We have served as the Company's auditor since 2012.

CARDLYTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$65,594	$91,830
Accounts receivable and contract assets, net	103,252	120,622
Other receivables	3,801	5,379
Prepaid expenses and other assets	5,336	6,097
Total current assets	177,983	223,928
Long-term assets:
Property and equipment, net	2,596	3,323
Right-of-use assets under operating leases, net	6,341	7,310
Intangible assets, net	11,371	35,003
Goodwill	159,429	277,202
Capitalized software development costs, net	33,341	24,643
Other long-term assets, net	1,650	2,735
Total assets	$392,711	$574,144
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,689	$4,425
Accrued liabilities:
Accrued compensation	5,494	11,662
Accrued expenses	7,175	9,587
Partner Share liability	32,479	48,867
Consumer Incentive liability	45,513	52,678
Deferred revenue	2,154	2,405
Short-term debt	45,863	—
Current operating lease liabilities	2,025	2,127
Current contingent consideration	4,563	39,398
Total current liabilities	148,955	171,149
Long-term liabilities:
Convertible senior notes, net	167,729	227,504
Line of credit	—	30,000
Long-term deferred revenue	—	67
Long-term operating lease liabilities	6,034	6,391
Long-term contingent consideration	—	4,162
Other long-term liabilities	—	73
Total liabilities	322,718	439,346
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized and 51,257 and 39,728 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	10	9
Additional paid-in capital	1,366,958	1,243,594
Accumulated other comprehensive income	3,601	2,467
Accumulated deficit	(1,300,576)	(1,111,272)
Total stockholders’ equity	69,993	134,798
Total liabilities and stockholders’ equity	$392,711	$574,144
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$278,298	$309,204	$298,542
Costs and expenses:
Partner Share and other third-party costs	127,761	150,578	155,507
Delivery costs	29,643	28,248	30,403
Sales and marketing expense	52,649	57,425	74,745
Research and development expense	49,607	51,352	54,435
General and administrative expense	56,482	58,810	81,446
Acquisition, integration and divestiture costs (benefits)	161	(6,313)	(2,874)
Change in contingent consideration	210	1,246	(128,174)
Impairment of goodwill and intangible assets	131,595	70,518	453,288
Loss on divestiture	—	6,550	—
Depreciation and amortization expense	25,689	26,460	37,544
Total costs and expenses	473,797	444,874	756,320
Operating loss	(195,499)	(135,670)	(457,778)
Other income (expense):
Interest expense, net	(5,553)	(2,336)	(2,556)
Foreign currency (loss) gain	(1,269)	3,304	(6,376)
Gain on debt extinguishment	13,017	—	—
Total other income (expense)	6,195	968	(8,932)
Loss before income taxes	(189,304)	(134,702)	(466,710)
Income tax benefit	—	—	1,446
Net Loss	(189,304)	(134,702)	(465,264)
Net loss per share, basic and diluted	$(3.91)	$(3.69)	$(13.92)
Weighted-average common shares outstanding, basic and diluted	48,361	36,488	33,419
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net Loss	$(189,304)	$(134,702)	$(465,264)
Other comprehensive loss:
Foreign currency translation adjustments	1,134	(3,131)	5,112
Total Comprehensive Loss	$(188,170)	$(137,833)	$(460,152)
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

Year Ended December 31, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798
Exercise of common stock options	6	—	15	—	—	15
Stock-based compensation	—	—	45,370	—	—	45,370
Issuance of restricted stock	3,503	1	—	—	—	1
Issuance of common stock, net of issuance cost	3,592	—	27,451	—	—	27,451
Issuance of common stock, net of issuance costs - ATM Offering Program (as defined below)	3,908	—	48,151	—	—	48,151
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	520	—	2,262	—	—	2,262
Termination of capped calls related to 2020 Convertible Senior Notes	—	—	115	—	—	115
Other comprehensive income	—	—	—	1,134	—	1,134
Net loss	—	—	—	—	(189,304)	(189,304)
Balance – December 31, 2024	51,257	$10	$1,366,958	$3,601	$(1,300,576)	$69,993

Year Ended December 31, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
Exercise of common stock options	10	—	54	—	—	54
Stock-based compensation	—	—	43,466	—	—	43,466
Issuance of restricted stock	2,930	—	—	—	—	—
Issuance of common stock	2,755	—	15,171	—	—	15,171
Issuance of common stock under the ESPP	556	—	2,335	—	—	2,335
Other comprehensive loss	—	—	—	(3,131)	—	(3,131)
Net loss	—	—	—	—	(134,702)	(134,702)
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798
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
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net Loss	$(189,304)	$(134,702)	$(465,264)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Credit loss expense	6,106	1,704	2,399
Depreciation and amortization	25,689	26,460	37,544
Amortization of financing costs charged to interest expense	1,633	1,648	1,595
Amortization of right-of-use asset	2,187	3,055	6,196
Impairment of goodwill and intangible assets	131,595	70,518	453,288
Loss on divestiture	—	6,550	—
Gain on debt extinguishment	(13,017)	—	—
Stock-based compensation expense	40,367	40,980	44,686
Change in contingent consideration	210	1,246	(128,174)
Other non-cash expense (income), net	1,481	(4,170)	6,589
Income tax benefit	—	—	(1,446)
Change in operating assets and liabilities:
Accounts receivable and contracts assets, net	12,497	(7,725)	(4,546)
Prepaid expenses and other assets	1,360	2,492	535
Accounts payable	499	239	(893)
Other accrued expenses	(6,644)	(7,492)	(9,516)
Partner Share liability	(16,350)	405	1,721
Customer Incentive liability	(7,133)	(1,393)	1,382
Net cash used in operating activities	(8,824)	(185)	(53,904)
Investing activities
Acquisition of property and equipment	(1,562)	(667)	(1,171)
Acquisition of patents	—	—	(175)
Capitalized software development costs	(17,736)	(11,725)	(12,140)
Business acquisitions, net of cash acquired	—	—	(2,274)
Proceeds from divestitures, net of cash divested	552	2,330	—
Net cash used in investing activities	(18,746)	(10,062)	(15,760)
Financing activities
Proceeds from issuance of debt	172,500	30,000	—
Principal payments of debt	(199,303)	(31)	(35)
Proceeds from termination of capped calls related to convertible notes	115	—	—
Proceeds from issuance of common stock	48,645	55	379
Settlement of contingent consideration	(14,167)	(50,050)	—
Repurchase of common stock	—	—	(40,000)
Equity issuance costs	(309)	—	(157)
Debt issuance costs	(6,037)	—	(174)
Net cash provided by (used in) financing activities	1,444	(20,026)	(39,987)
Effect of exchange rates on cash, cash equivalents and restricted cash	(110)	118	(1,926)
Net decrease in cash, cash equivalents and restricted cash	(26,236)	(30,155)	(111,577)
Cash, cash equivalents, and restricted cash — Beginning of period	91,830	121,985	233,562
Cash, cash equivalents, and restricted cash — End of period	$65,594	$91,830	$121,985

See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$65,594	$91,830	$121,905
Restricted cash	—	—	80
Total cash, cash equivalents and restricted cash — End of period	$65,594	$91,830	$121,985

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$6,119	$4,240	$2,381
Amounts accrued for property and equipment	$95	$579	$67
Amounts accrued for capitalized software development costs	$174	$40	$155
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	$27,451	$—	$—

See notes to the consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    NATURE OF OPERATIONS
Cardlytics, Inc. ("we," "our," "us," the "Company," or "Cardlytics") is a Delaware corporation and was formed on June 26, 2008. We operate a commerce media platform that is designed to make commerce smarter and rewarding for everyone. At the core of our commerce media platform is the financial media network that we run within our partners' digital channels, which includes online and mobile applications (the "Cardlytics platform"). Additionally, we operate an identity resolution platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers to perform analytics and targeted loyalty marketing and also measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants ("merchant data partners") that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including everyday spend, specialty retail, restaurant, travel and entertainment. Using our transaction data and analytics, we enable marketers to reach potential customers across our network of FI partners through their digital banking accounts and present them relevant offers to save money when they are thinking about their finances.
We also operate through (1) Dosh Holdings LLC, a wholly owned and operated subsidiary in the United States and (2) Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales.
2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million principal amount of our 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of the 2024 Convertible Senior Notes. Refer to Note 9—Debt and Financing Arrangements for further details.
Equity Distribution Agreement
On January 29, 2024, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC"), which was declared effective by the SEC on February 9, 2024. This shelf registration statement, which includes a base prospectus, allows us to offer and sell up to a maximum aggregate offering amount of $100.0 million of our registered common stock, preferred stock, debt securities, warrants, or any combination of securities described in the prospectus in one or more offerings.
On March 18, 2024, we entered into an equity distribution agreement (the "Equity Distribution Agreement") with Evercore Group L.L.C., BofA Securities, Inc. and Cantor Fitzgerald & Co., as sales agents, pursuant to which we may issue and sell, from time to time, shares of our common stock up to a maximum aggregate offering amount of $50.0 million in "at-the-market" offerings (the "ATM Offering Program"). On March 18, 2024, we sold 3,907,600 shares of our common stock at a weighted average price per share of $12.80, for aggregate net proceeds of $48.3 million after deducting commissions and estimated offering expenses payable by us, pursuant to the Equity Distribution Agreement and completed the ATM Offering Program.
Divestitures and Acquisitions
The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025.
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustments. The resulting loss on sale of $6.6 million is recorded within "Loss on divestiture" within the statement of operations. During the year-ended December 31, 2024, we received $0.6 million of cash from escrow, and we classified the receipt of cash within investing activities within the consolidated statement of cash flows. We also recorded a $0.1 million divestiture expense associated with the net working capital adjustment.

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
On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3.6 million shares of our common stock on February 1, 2024. We subsequently paid the Stockholder Representative $3.0 million in cash on January 29, 2025. The remaining $2.0 million cash payment related to the Settlement Agreement will be paid by June 30, 2025. Refer to Note 12—Fair Value Measurements and Note 13—Commitments and Contingencies for further information about the Bridg acquisition and related contingent consideration.
On June 10, 2024, PNC Financial Services Group, Inc., which acted as the paying agent in connection with payments made in connection with the Merger Agreement and the Settlement Agreement, notified us of a balance of $5.9 million from a payment account related to the Merger Agreement and transferred the balance to us. We have recorded the $5.9 million as a gain that was realized during the quarter ended June 30, 2024. The gain is reflected as change in contingent consideration in the consolidated statements of operations.
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

Restructuring and Reduction of Force
As a part of our integration efforts with our acquired companies, we continued to evaluate the optimal structure of the combined organization. As a result, during 2022, we initiated a strategic reduction of our workforce in our U.S., U.K., and India operations, including the planned closure of our Indian office. We also began a strategic shift within our organization to migrate certain data and applications to a cloud computing environment. As part of these initiatives, we recognized severance and medical benefit costs of $8.1 million. These charges are reflected on our consolidated statements of operations as follows: $1.9 million in delivery costs, $2.1 million in sales and marketing expense, $1.6 million in research and development expense and $2.5 million in general and administrative expense. We recognize these costs when the extent of our actions are determined and the costs can be estimated. We closed our India office as of December 31, 2022. As of December 31, 2022, the remaining costs that have been incurred related to our restructuring and reduction of force but not yet paid were $2.4 million. These fees were paid in full in 2023.
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
We are also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the accompanying consolidated statements of operations. We recorded a foreign currency loss totaling $1.3 million in 2024, a gain totaling $3.3 million in 2023 and a loss totaling $6.4 million in 2022.
Partner Share and Other Third-Party Costs
We generally pay our partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to our partners' customers and certain third-party data costs ("Partner Share"). Partner Share and other third-party costs consist primarily of the Partner Share that we pay our partners, media and data costs, and deferred implementation costs incurred pursuant to our agreements with certain partners. To the extent that we use a specific partners' customer's anonymized purchase data in the delivery of our solutions, we generally pay the applicable partner a Partner Share calculated based on the relative contribution of the data provided by the partner to the overall delivery of the services. We expect that our Partner Share and other third-party costs will fluctuate over time in connection with changes in our revenue.
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
Acquired Intangible Assets and Goodwill
Acquired intangible assets consist of identifiable intangible assets resulting from our business acquisition. Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. The impairment analysis involves determining whether the estimated fair value of each intangible asset exceeds its carrying amount. If the fair value of the intangible asset exceeds its carrying amount, then the asset is not impaired. However, if the carrying amount exceeds the fair value of the asset, the amount of impairment would equal the excess carrying value. We evaluate the recoverability of our finite-lived intangible assets and other long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. These considerations are evaluated holistically to assess whether it is more likely than not that the carrying value exceeds its fair value. During the year ended December 31, 2024, we recorded an intangible asset impairment of $13.7 million. During the year ended December 31, 2023, we reduced our intangible asset balance by $4.9 million related to the divestiture of Entertainment. During the year ended December 31, 2022, we recorded an intangible asset impairment of $56.4 million. Refer to Note 5—Goodwill and Acquired Intangibles for additional information.
Goodwill represents the purchase consideration of an acquired business that exceeds the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment by reporting unit annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. During the year ended December 31, 2024, we recorded impairment charges of $117.8 million. During the year ended December 31, 2023, we recorded impairment charges of $70.5 million. We also reduced our goodwill balance by $5.0 million related to the divestiture of Entertainment. During the year ended December 31, 2022, we recorded impairment charges of $396.2 million. The decline in the fair values of the Bridg platform reporting unit below its carrying values at September 30, 2024, October 1, 2023 and 2022 and June 30, 2022 and the Cardlytics platform in the U.S below its carrying value at October 1, 2022 resulted from a continued slowdown in the economy and decreased consumer spend, and a sustained decline in our stock price. Refer to Note 5—Goodwill and Acquired Intangibles for additional information.
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
The transaction price, including any discounts, is allocated between separate services in a contract that contains multiple performance obligations based on their relative standalone selling prices. The standalone selling prices are determined based on the market adjusted approach utilizing prices at which we separately sell or historically sold each service. For items that are not sold separately, we estimate the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. In instances where there are no observable selling prices for professional services, we may apply the residual approach to estimate the standalone selling price of the subscription-based services. In certain situations we allocate the variable consideration to a series of distinct services within a contract. We allocate variable payments to one or more, but not all, of the distinct services or to a series of distinct services in a contract when (i) the variable payment relates specifically to our effort to transfer the distinct service and (ii) the variable payment is for an amount that depicts the amount of consideration to which we expect to be entitled in exchange for transferring the promised services to the customer.
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
The following table presents changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,239	$1,808	$1,327
Credit loss expense	6,106	1,704	2,399
Write-offs, net of recoveries	(2,597)	(1,273)	(1,918)
Ending balance	$5,748	$2,239	$1,808
Unbilled receivables were $0.4 million, $0.2 million and $1.6 million, as of December 31, 2024, 2023 and 2022, respectively. An unbilled receivable represents revenue earned and recognized from customer activity that was not billed prior to the end of the reporting period. Unbilled receivables are included in accounts receivable and contract assets, net on our consolidated balance sheets.
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
We record operating lease expense using the straight-line method within General and administrative expense and/or Research and development expense dependent upon the individual leased assets. Finance lease expense is recognized as amortization expense within Depreciation and amortization expense, and interest expense within Interest expense, net. For leases with step rent provisions whereby the rental payments increase over the life of the lease, and for leases with rent-free periods, we recognize expense on a straight-line basis over the expected lease term, based on the total minimum lease payments to be made or lease receipts expected to be received.
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
During 2024, 2023 and 2022, we capitalized development costs for improvements to our platforms, including our Ads Manager and Ad Server, totaling $22.9 million, $14.6 million and $12.8 million, respectively.
Capitalized software development costs are as follows (in thousands):

	December 31,
	2024	2023
Capitalized software development costs, gross	$69,269	$46,373
Less accumulated amortization	(35,928)	(21,730)
Capitalized software development costs, net	$33,341	$24,643
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
2020 Convertible Senior Notes
On September 22, 2020, we issued $230.0 million principal amount of 2020 Convertible Senior Notes, including the exercise in full of the initial purchasers' option to purchase up to an additional $30.0 million principal amount of the 2020 Convertible Senior Notes. The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us. In accounting for the $7.3 million issuance costs related to the 2020 Convertible Senior Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative fair values.

In April 2024, we used $169.3 million, consisting of the net proceeds from the 2024 Convertible Senior Notes offering, together with cash on hand, to repurchase for cash $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the offering through one of the initial purchasers or one of its affiliates, as our agents. As a result of the extinguishment of the 2020 Convertible Senior Notes, we have recorded a gain of $13.0 million, which is recorded as a Gain on debt extinguishment on the consolidated statement of operations.
2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million principal amount of our 2024 Convertible Senior Notes in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of the 2024 Convertible Senior Notes. The net proceeds from this offering were $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expenses payable by us.
Amortization of debt issuance costs included in interest expense, net totaled $1.6 million for each period in 2024, 2023 and 2022, respectively.
Deferred debt issuance costs related to our lines of credit included in other long-term assets are as follows (in thousands):

	December 31,
	2024	2023
Debt issuance costs, gross	$1,211	$839
Less accumulated amortization	(990)	(780)
Debt issuance costs, net	$221	$59
Deferred debt issuance costs related to our 2024 Convertible Senior Notes included in debt are as follows (in thousands):

	December 31,
	2024	2023
Debt issuance costs, gross	$5,610	$—
Less accumulated amortization	(839)	—
Debt issuance costs, net	$4,771	$—
Deferred debt issuance costs related to our 2020 Convertible Senior Notes included in debt are as follows (in thousands):

	December 31,
	2024	2023
Debt issuance costs, gross	$5,572	$7,275
Less accumulated amortization	(5,365)	(4,779)
Debt issuance costs, net	$207	$2,496
Future amortization of debt issuance costs is as follows (in thousands):

Years Ending December 31,	Amortization
2025	$1,329
2026	1,122
2027	1,122
2028	1,122
2029	283
Total	$4,978

Advertising
We expense advertising costs as incurred. These costs are included in sales and marketing expense on our consolidated statements of operations. Advertising costs include direct marketing costs such as print advertisements, market research, direct mail, public relations and trade show expenses and totaled $2.4 million, $1.9 million and $4.7 million in 2024, 2023 and 2022, respectively.
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

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures, including software development, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. The depreciation and amortization deferred income taxes line includes these capitalized research and development expenses.
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
3.    ACCOUNTING STANDARDS
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB released ASU 2024-03, titled "Disaggregation of Income Statement Expenses," which mandates that certain costs and expenses be disclosed in the notes to financial statements. These amendments will take effect for fiscal years starting after December 15, 2026, with early adoption allowed. The changes should be applied either prospectively to financial statements for periods after the effective date or retrospectively to any or all prior periods presented. We are currently assessing how the enhanced disclosure requirements of ASU 2024-03 will impact our financial statements.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvement to Income Tax Disclosures," aimed at improving the transparency and usefulness of income tax information by enhancing disclosures related to rate reconciliation and income taxes paid. These amendments will be effective for annual periods beginning with our fiscal year ending December 31, 2025. The amendments should be applied prospectively, although there is an option to apply the standard retrospectively. We are currently assessing how the enhanced disclosure requirements of ASU 2024-03 will impact our financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280). The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires companies with a single reportable segment to provide all disclosures required by Topic 280. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and companies are required to apply the ASU retrospectively to all periods presented. During the year ended December 31, 2024, we adopted this standard and added additional disclosure in our Segment Footnote. Refer to Note 15—Segments for further information.
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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion Options ("Subtopic 470-20") and Derivatives and Hedging—Contracts in Entity’s Own Equity ("Subtopic 815-40"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. The ASU is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP, as it removes the requirement to bifurcate our 2020 Convertible Senior Notes into a separate liability and equity component. As a result, it more closely aligns the effective interest rate with the coupon rate of the 2020 Convertible Senior Notes. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021. On January 1, 2022, we adopted this standard using the modified retrospective method which allowed for a cumulative-effect adjustment to the opening balance sheet without restating prior periods. As we did not elect the fair value option in the process, the 2020 Convertible Senior Notes, net of issuance costs, are accounted for as a single liability measured at amortized cost. Upon adoption, we recorded a decrease in accumulated deficit of $11.3 million, an increase to long-term debt of $40.2 million and a decrease to additional paid in capital of $51.5 million. Refer to Note 9, "Debt and Financing Arrangements" for further information about the 2020 Convertible Senior Notes.
4.     BUSINESS COMBINATIONS AND DIVESTITURES
Our acquisitions were accounted for as business combinations and the total purchase consideration of each was allocated to the net tangible and intangible assets and liabilities acquired based on their fair values on the acquisition dates with the remaining amounts recorded as goodwill.
During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, we incurred $0.2 million of cost, $6.3 million of benefit and $2.9 million of benefit in connection with our acquisitions and divestitures, respectively. During the year ended December 31, 2023 and December 31, 2022, the benefit is primarily due to a reduction of the estimated brokerage fee related to our reduced estimate of contingent consideration related to our Bridg acquisition, offset by the expense related to the divestiture of Entertainment. These expenses and gains are included in acquisition, integration and divestiture costs (benefit) on our consolidated statements of operations.
Divestiture and Acquisition of Entertainment
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustment. The resulting loss on sale of $6.6 million is recorded within "Loss on divestiture" within the statement of operations. During the year ended December 31, 2024, we received $0.6 million of cash from the escrow, and we classified the receipt of cash within investing activities within the consolidated statement of cash flows. We also recorded a $0.1 million divestiture expense associated with the net working capital adjustment.

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
The changes in the carrying amount of goodwill for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Cardlytics Platform	Bridg Platform	Consolidated
Balance as of December 31, 2023	$159,429	$117,773	$277,202
Goodwill impairment	—	(117,773)	(117,773)
Balance as of December 31, 2024	$159,429	$—	$159,429

	Cardlytics Platform	Bridg Platform	Consolidated
Balance as of December 31, 2022	$164,430	$188,291	$352,721
Goodwill impairment	—	(70,518)	(70,518)
Divestiture of Entertainment	(5,001)	—	(5,001)
Balance as of December 31, 2023	$159,429	$117,773	$277,202

	Cardlytics Platform	Bridg Platform	Consolidated
Balance as of December 31, 2021	$205,690	$536,826	$742,516
Goodwill additions	5,062	—	5,062
Measurement period adjustments	(60)	1,445	1,385
Goodwill impairment	(46,262)	(349,980)	(396,242)
Balance as of December 31, 2022	$164,430	$188,291	$352,721
We assessed the triggering events criteria along with related conditions and developments as of September 30, 2024, and we concluded that we had a triggering event as a result of a sustained decline in our stock price during the three months ended September 30, 2024. We, therefore, performed a quantitative impairment test as of September 30, 2024, and determined that the carrying value of the Bridg platform exceeded its fair value. As such, we recognized a goodwill impairment of $117.8 million for the Bridg platform. We performed our annual goodwill impairment test in the fourth quarter of 2024 and concluded that there was no impairment associated with the Cardlytics platform in the U.S. As of December 31, 2024, there is no remaining goodwill associated with the Bridg platform.
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
The decline in the fair values of the Bridg platform reporting unit below its carrying values at September 30, 2024, October 1, 2023, October 1, 2022 and June 30, 2022 and the Cardlytics platform in the U.S below its carrying value at October 1, 2022 resulted from a continued slowdown in the economy and decreased consumer spend that led to a sustained decline in our stock price. The method of determining fair values of the reporting units at September 30, 2024, October 1, 2023, October 1, 2022 and June 30, 2022 was the discounted cash flow method under the income approach, and to a lesser extent the market approach. The most significant assumptions utilized in the determination of the estimated fair values of the Bridg platform and the Cardlytics platform in the U.S. are the discount rate and forecasts of future revenues and cash flows.
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
2024 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment of intangible assets		Net	Weighted Average Remaining Useful Life
	(in thousands)					(in years)
Developed technology	63,621	(41,442)	(13,748)	9,333.9	8,431	2.5
Merchant relationships	21,930	(18,989)	—	3,491.91	2,941	1.4
Total other intangible assets	$85,551	$(60,432)	$(13,748)	12,825.81	$11,371
Amortization expense of acquired intangibles for the year ended December 31, 2024 was $9.8 million.
2023 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Divestiture of Entertainment	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$2,315	$(1,802)	$(513)	$—	0.0
Developed technology	64,070	(33,838)	(449)	29,783	3.4
Merchant relationships	25,915	(16,784)	(3,985)	5,146	2.4
Total other intangible assets	$92,300	$(52,424)	$(4,947)	$34,929

Amortization expense of acquired intangibles for the year ended December 31, 2023 was $13.6 million.
2022 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairments of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$3,500	$(1,744)	$(1,185)	$571	1.4
Developed technology	91,700	(24,882)	(27,630)	39,188	3.6
Merchant relationships	40,300	(12,301)	(14,385)	13,614	1.7
Partner relationships	2,000	(450)	(1,550)	—	0.0
Card-linked subscriber user base	17,000	(5,355)	(11,645)	—	0.0
Total other intangible assets	$154,500	$(44,732)	$(56,395)	$53,373
Amortization expense of acquired intangibles for the year ended December 31, 2022 was $25.0 million.
We have assessed the triggering events criteria along with related conditions and developments as of September 30, 2024. As a result of a triggering event in 2024 as discussed above, we performed an impairment test as of September 30, 2024, and determined that the carrying value of the Bridg platform Developed technology intangible asset exceeded its fair values. As such, we recognized an acquired intangible asset impairment of $13.7 million during the year ended December 31, 2024.
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
Our impairment analysis at September 30, 2024 and October 1, 2022 incorporated revised forecasts that took into account the continued slowdown in the global economy and decreased consumer spend during the quarter and expected impacts of these disruptions on our results in the near term. Given the significant level of uncertainty that currently exists, management applied several alternative scenarios for market and Company performance over the next several years to determine fair value. Other key assumptions were updated as appropriate, including the discount rate, which increased as a result of an increase in the equity risk premium, which was partially offset by a decrease in the risk-free rate.
As of December 31, 2024, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2025	5,819
2026	4,348
2027	1,204
2028	—
Thereafter	—
Total expected future amortization expense	$11,371

6.     REVENUE
The Cardlytics Platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. During the years ended December 31, 2024, 2023 and 2022, Consumer Incentives totaled $165.5 million, $144.2 million and $143.9 million, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
The Cardlytics platform has two different pricing models: (1) served based pricing and (2) engagement based pricing.
•Served Based Pricing Our primary pricing model is Cost per Served Sale ("CPS"). We generate Revenue by charging a percentage, which we refer to as the CPS rate, of all purchases from the marketer by consumers who (1) are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers engage with the applicable offer and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS rates for marketers based on our expectation of the marketer's return on spend for the relevant campaign. Additionally, we set the amount of the Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of Billings. However, if the amount of Consumer Incentives exceeds the amount of Billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. In some instances, we may also charge the marketer, the Consumer Incentive, in which case the marketer determines the level of Consumer Incentive for the campaign.
•Engagement Based Pricing. Under our engagement based pricing model, marketers generally pay us a fee for each purchase that we generate following a consumer's engagement with an offer. Marketers may choose between three variations of our engagement based pricing model: (1) Cost per Redemption whereby marketers specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee, (2) Cost per Transaction whereby marketers pay us a negotiated, fixed marketing fee out of which we fund the Consumer Incentive, which is determined in our discretion or (3) Cost per Engagement whereby marketers specify a target return on ad spend based on which we will determine a fee for each engagement a consumer has with the applicable offer. We generate Revenue if the consumer (i) is served an offer, (ii) selects the offer and thereby becomes eligible to earn the applicable Consumer Incentive, and (iii) makes a qualifying purchase from the marketer during the campaign period. We set the fees for engagement based pricing for marketers based on our estimation of the marketers' return on spend for the relevant campaign.

The following table summarizes revenue by pricing model (in thousands):

	Year Ended December 31,
	2024	2023	2022
Served based pricing	$151,455	$191,260	$180,701
Engagement based pricing	99,412	86,529	87,992
Other Revenue(1)	4,747	7,636	8,492
Cardlytics platform revenue	$255,614	$285,425	$277,185
(1)Other Revenue during the year ended December 31, 2024 primarily includes pricing models that do not relate to Served based pricing and Engagement based pricing, which includes proof-of-concept pricing models that we are exploring and hosting fees that we charge our FI partners to support the costs required to host our services. Other Revenue during the year ended December 31, 2023 and December 31, 2022 primarily consists of revenue from Entertainment.

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
The following table summarizes revenue from the Bridg platform (in thousands):

	Year Ended December 31,
	2024	2023	2022
Subscription revenue	$22,684	$23,779	$21,190
Other revenue	—	—	167
Bridg platform revenue	$22,684	$23,779	$21,357
The following table summarizes contract balances from the Bridg platform (in thousands):

		Year Ended December 31,
Contract Balance Type	Consolidated Balance Sheets Location	2024	2023
Contract assets, current	Accounts receivable and contract assets, net	$232	$41
Contract assets, long-term	Other long-term assets, net	—	—
Total contract assets		$232	$41

Contract liabilities, current	Deferred revenue	$2,154	$2,204
Contract liabilities, long-term	Long-term deferred revenue	—	67
Total contract liabilities		$2,154	$2,271
During the year ended December 31, 2024, we recognized $0.6 million of Revenue related to amounts that were included in Deferred revenue as of December 31, 2023.
The following information represents the total transaction price for the remaining performance obligations as of December 31, 2024 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2024, we had $32.9 million of remaining performance obligations, of which $16.1 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
7.     LEASES
We have various non-cancellable operating and finance leases for our office spaces, data centers and operational assets with lease periods expiring between 2023 and 2032. During the year ended December 31, 2024 and December 31, 2023, we recognized additional right-of-use assets and lease liabilities of $1.6 million and $2.7 million, respectively, related to new lease agreements and lease modifications for office space.
During the year ended December 31, 2024 and December 31, 2023, there were no impairments on any of our leases. During the year ended December 31, 2022, we incurred an impairment of $0.9 million to the right-of-use-assets as a result of decommissioning our data centers and the closure of our office in India. Refer to Note 15—Segments for more information on our operating segments.
During the year ended December 31, 2024 and 2023, respectively, we made cash payments of $2.3 million and $4.5 million for operating leases which are included in cash flows used in operating activities in our consolidated statement of cash flows.

Lease assets and liabilities, net, are as follows (in thousands):

		December 31,
Lease Type	Consolidated Balance Sheets Location	2024	2023
Operating lease assets	Right-of-use assets under operating leases, net	$6,341	$7,310
Finance lease assets	Property and equipment, net	—	14
Total lease assets		6,341	7,324

Operating lease liabilities, current	Current operating lease liabilities	2,025	2,127
Operating lease liabilities, long-term	Long-term operating lease liabilities	6,034	6,391
Finance lease liabilities, current	Accrued expenses	—	10
Total lease liabilities		$8,059	$8,528

The following table summarizes activity related to our leases (in thousands):

	December 31,
	2024	2023
Operating lease expense	$2,822	$3,295
Variable lease expense	693	1,191
Short-term lease expense	1,058	600

The following table presents our weighted average borrowing rates and weighted average lease terms:

	December 31,
	2024	2023
Operating leases:
Weighted average borrowing rate	7.3%	6.8%
Weighted average remaining lease term (years)	3.81	4.06

The following table summarizes future maturities of lease liabilities as of December 31, 2024 (in thousands):

Fiscal Year	Operating Leases
2025	$2,525
2026	1,640
2027	1,503
2028	1,191
Thereafter	2,906
Total lease payments	9,765
Imputed interest	1,706
Total lease liabilities	$8,059

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
8.    PROPERTY AND EQUIPMENT
Significant components of property and equipment are as follows (in thousands):

	December 31,
	2024	2023
Computer equipment	$9,753	$26,580
Leasehold improvements	2,034	8,514
Furniture and fixtures	464	1,269
Construction in progress	—	27
Property and equipment, gross	12,251	36,390
Less accumulated depreciation and amortization	(9,655)	(33,067)
Property and equipment, net	$2,596	$3,323
Depreciation expense was $1.8 million, $3.7 million and $5.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
9.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	December 31,
	2024	2023
Line of Credit	$—	$30,000
2024 Convertible Senior Notes, net	167,729	$—
2020 Convertible Senior Notes, net	45,863	$227,504
Total debt	$213,592	$257,504
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest related to our 2024 Convertible Senior Notes and 2020 Convertible Senior Notes of $1.9 million and $0.9 million as of December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, interest expense, net reflected on the consolidated statements of operations consisted of interest expense of $8.9 million, $6.2 million and $4.0 million and interest income of $3.4 million, $3.8 million, and $1.4 million, respectively.
2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million principal amount of our 2024 Convertible Senior Notes in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of the 2024 Convertible Senior Notes. The net proceeds from this offering were $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expense payable by us. The 2024 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of April 1, 2024 ( the "2024 Indenture"), between us and U.S. Bank Trust Company, National Association, as Trustee.
The 2024 Convertible Senior Notes will accrue interest at a rate of 4.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2024 Convertible Senior Notes will mature on April 1, 2029, unless earlier converted or repurchased by us. Before January 2, 2029, noteholders will have the right to convert their 2024 Convertible Senior Notes only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on June 30, 2024, if the last reported sale price per share of our common stock, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the "measurement period") if the trading price per $1,000 principal amount of 2024 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the common stock, as described in the 2024 Indenture; and (iv) at any time from, and including, January 2, 2029 until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 55.4939 shares of common stock per $1,000 principal amount of 2024 Convertible Senior Notes, which represents an initial conversion price of $18.02 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a "Make-Whole Fundamental Change" (as defined in the 2024 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
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
The net carrying amount of the liability component of the 2024 Convertible Senior Notes is as follows (in thousands):

December 31,
2024
Principal	$172,500
Minus:
Unamortized issuance costs	(4,771)
Net carrying amount	$167,729

Interest expense recognized related to the 2024 Convertible Senior Notes is as follows (in thousands):

December 31,
2024
Contractual interest expense (due in cash)	$5,478
Amortization of debt issuance costs	838
Total interest expense related to the 2024 Convertible Senior Notes	$6,316
Effective interest rate	4.90%
2020 Convertible Senior Notes
On September 22, 2020, we issued $230.0 million principal amount of our 2020 Convertible Senior Notes, including the exercise in full of the initial purchasers' option to purchase up to an additional $30.0 million principal amount of the 2020 Convertible Senior Notes. The 2020 Convertible Senior Notes were issued pursuant to an indenture, dated September 22, 2020 (the "2020 Indenture"), between us and U.S. Bank National Association, as trustee.
In April 2024, we used $169.3 million, consisting of the net proceeds from the 2024 Convertible Senior Notes offering, together with cash on hand, to repurchase for cash $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the offering through one of the initial purchasers or one of its affiliates, as our agents. As a result of the extinguishment of the 2020 Convertible Senior Notes, we have recorded a gain of $13.0 million, which is recorded as a Gain on debt extinguishment on the consolidated statement of operations.
The 2020 Convertible Senior Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The 2020 Convertible Senior Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The 2020 Convertible Senior Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2020 Convertible Senior Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the 2020 Convertible Senior Notes on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of December 31, 2024, and thus the 2020 Convertible Senior Notes are not convertible at the option of the holders during the quarter ending March 31, 2025 based on the stock price conditions. The 2020 Convertible Senior Notes may be convertible in the future if the stock price condition is satisfied during future measurement periods or if another conversion condition is satisfied. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2020 Convertible Senior Notes may convert all or any portion of their 2020 Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the 2020 Indenture.
The conversion rate for the 2020 Convertible Senior Notes will initially be 11.7457 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $85.14 per share of common stock. The conversion rate for the 2020 Convertible Senior Notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2020 Convertible Senior Notes or if we deliver a notice of redemption in respect of the 2020 Convertible Senior Notes, we will, in certain circumstances, increase the conversion rate of the 2020 Convertible Senior Notes for a holder who elects to convert its Notes in connection with such a corporate event or convert its notes called for redemption during the related redemption period (as defined in the Indenture), as the case may be.
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
The net carrying amount of the liability component of the 2020 Convertible Senior Notes is as follows (in thousands):

	December 31,
	2024	2023
Principal	$46,070	$230,000
Minus: Unamortized issuance costs	(207)	(2,496)
Net carrying amount of the liability component	$45,863	$227,504

Interest expense recognized related to the 2020 Convertible Senior Notes is as follows (in thousands):

	December 31,
	2024	2023
Contractual interest expense (due in cash)	$921	$2,300
Amortization of debt issuance costs	585	1,461
Total interest expense related to the 2020 Convertible Senior Notes	$1,506	$3,761
Effective interest rate	1.64%	1.64%
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
On September 17, 2020, we amended our 2018 Loan Facility to allow for the issuance of the 2020 Convertible Senior Notes. On December 30, 2020, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit, from $40.0 million to $50.0 million. This amendment also extended the maturity date of the 2018 Loan Facility from May 14, 2021 to December 31, 2022. On April 29, 2022, we amended our 2018 Loan Facility to increase the capacity of our Line of Credit from $50.0 million to $60.0 million with an option to increase to $75.0 million upon syndication. This amendment also extended the maturity date of the 2018 Loan Facility from December 31, 2022 to April 29, 2024, and further stated that if we had positive Adjusted EBITDA by December 31, 2024, we could extend the maturity date of the loan to April 29, 2025. Additionally with this amendment, the former cash covenant, as described below, was removed and was replaced with a requirement to maintain a minimum level of Adjusted Contribution and a minimum adjusted cash of $25.0 million, which is reduced by eligible accounts receivable in excess of the loan capacity. On November 29, 2022, we amended our 2018 Loan Facility to modify the eligible account receivable to exclude U.K. accounts, reduce the ability to borrow up to 85% of the amount of our eligible accounts receivable to 50% and adjusted the required minimum level of Adjusted Contribution. On February 16, 2023, we amended our 2018 Loan Facility to remove and replace the former Adjusted Contribution covenant with a requirement to maintain a minimum level of Adjusted EBITDA. On May 3, 2023, we amended our 2018 Loan Facility to modify the covenants related to the maximum amount of cash we are allowed to pay for the First Anniversary Payment Amount and Second Anniversary Payment Amount under the Merger Agreement. On February 9, 2024, we amended our 2018 Loan Facility to increase the ability to borrow up to 75% of the amount of our eligible accounts receivable, adjusted the required minimum level of Adjusted EBITDA and increased the interest rate to the prime rate plus 0.25%. We also confirmed the extension of the maturity date of the loan to April 29, 2025 based on our positive Adjusted EBITDA result.
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
During the year ended December 31, 2024, we incurred $0.7 million of interest expense associated with the 2018 Loan Facility. As of December 31, 2024, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of December 31, 2024.
Future Payments
Aggregate future payments of principal due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt
2025	$46,070
2026	—
2027	—
2028	—
Future periods	172,500
Total debt	$218,570
10.     STOCK-BASED COMPENSATION
On July 18, 2022, our board of directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our board of directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. On November 6, 2024, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 2,500,000 shares of our common stock. As of December 31, 2024, there were 2,657,349 shares available under the 2022 Inducement Plan.
Our 2018 Equity Incentive Plan ("2018 Plan") became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Stock Plan ("2008 Plan"). Any awards granted under the 2008 Plan remain subject to the terms of our 2008 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2018 Plan. As of December 31, 2024, there were 529,419 shares of our common stock reserved for issuance under our 2018 Plan. The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 Plan increased by 2,562,851 shares on January 1, 2025.

The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation, which are collectively referred to as stock awards. Additionally, the 2018 Plan provides for the grant of performance cash awards.
The following table summarizes the allocation of stock-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Delivery costs	$2,680	$2,427	$2,682
Sales and marketing expense	10,017	12,624	11,935
Research and development expense	14,957	16,392	13,262
General and administrative expense	12,713	9,537	16,807
Total stock-based compensation expense	$40,367	$40,980	$44,686
During 2024, 2023 and 2022, we capitalized $5.0 million, $2.5 million and $1.4 million, respectively, of stock-based compensation expense for software development.
Restricted Stock Units
We grant restricted stock units ("RSUs") to employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2023	5,485	$15.70
Granted	4,949	9.65
Vested	(3,503)	13.30
Forfeited	(2,424)	11.47
Unvested - December 31, 2024	4,507	$13.20	1.20	$43,710

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2022	5,956	$25.43
Granted	3,560	7.19
Vested	(2,947)	19.51
Forfeited	(1,084)	31.66
Unvested - December 31, 2023	5,485	$15.70	2.01	$68,092

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2021	2,294	$60.58
Granted	6,182	24.74
Vested	(984)	49.15
Forfeited/canceled	(1,536)	59.94
Unvested - December 31, 2022	5,956	$25.43	2.93	$116,941
Service-based Restricted Stock Units
During the year ended December 31, 2024, we granted 4,948,914 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to December 31, 2024, we granted 725,800 RSUs to employees, which have vesting periods ranging from eighteen months to two years. The unamortized stock-based compensation expense related to all RSUs granted subsequent to December 31, 2024 is $2.2 million.
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
In March 2022 and August 2022, we granted 269,202 and 25,248 performance-based restricted stock units ("2022 PSUs"), respectively, consisting of three tranches. In December 2022, the compensation committee of our board of directors certified that the first tranche's milestone related to the installation of our Ad Server at our FI partners had been achieved, which resulted in the immediate vesting of the first tranche representing 25% of the grant. In January 2025, the compensation committee of our board of directors certified that the second tranche's milestone had been achieved, which resulted in the immediate vesting of the second tranche representing 25% of the grant. The first two tranches each represent 25% of the grant, and each vest upon the achievement of certain milestones related to the installation of our Ad Server at our FI Partners. 50% of the third tranche vests upon the achievement of a certain number of advertisers purchasing both the Cardlytics and Bridg platforms at a target incremental billings amount over 2021, and the remaining 50% of the tranche vests six months after this target is achieved. During the three months-ended September 30, 2024, we reassessed the likelihood of achieving this PSU and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with this grant as a benefit to stock-based compensation during the three months ended September 30, 2024.
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

In April 2021, we granted 110,236 performance-based restricted stock units ("2021 PSUs") consisting of two tranches. The first tranche consists of 55,118 units that have a performance-based vesting condition based on a minimum revenue target over a trailing 12-month period. The units in this first tranche fully vest upon achievement. The second tranche consists of 55,118 units with a performance-based vesting condition based on a different minimum revenue target over a trailing 12-month period. Half of the units in the second tranche vest upon achievement and the remaining units vest six months after the achievement date, subject to continued service. Each performance-based vesting condition within the two tranches must be achieved within four years of the grant date and are subject to certification by the compensation committee of our board of directors. During the year ended December 31, 2024, we reassessed the likelihood of achieving the 2021 PSUs performance-based vesting condition and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the 2021 PSUs since the grant date as a benefit to stock-based compensation during the year ended December 31, 2024.
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
Employee Stock Purchase Plan
Our board of directors adopted and our stockholders have approved our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective and enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. During the years ended December 31, 2024, 2023 and 2022, a total of 520,197, 555,915 and 167,622 shares of common stock were purchased by employees under the 2018 ESPP, respectively.
As of December 31, 2024, 534,912 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 500,000 shares on January 1, 2025. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP.

11.    INCOME TAXES
Domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(179,555)	$(122,026)	$(455,202)
Foreign	(9,749)	(12,676)	(11,508)
Loss before income taxes	$(189,304)	$(134,702)	$(466,710)
The significant components of income tax (expense) benefit are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current	—	—	—
Deferred:
Federal	10,391	10,236	38,508
State	833	335	6,317
Foreign	3,118	961	3,075
Change in uncertain tax positions	(625)	(1,320)	(587)
Change in valuation allowance	(13,717)	(10,212)	(45,867)
Total deferred	—	—	1,446
Income tax benefit	$—	$—	$1,446

The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate:

	Year Ended December 31,
	2024	2023	2022
Tax benefit at federal statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	—%	(0.01)%	0.08%
Change in federal and state statutory rate	1.69%	0.01%	0.15%
Foreign rate differential	0.06%	(0.22)%	0.01%
Goodwill impairment	(13.06)%	(10.94)%	(17.82)%
Contingent liability remeasurement	(0.78)%	(0.81)%	5.71%
Other adjustments	(1.61)%	(1.40)%	1.03%
Valuation allowance	(7.24)%	(7.54)%	(9.87)%
Income tax benefit	0.06%	0.09%	0.29%

The significant components of deferred income taxes are as follows (in thousands):

	December 31,
	2024	2023
Net operating loss carry-forwards	$161,418	$158,916
Allowance for credit losses	1,474	809
Depreciation and amortization	23,233	11,574
Stock-based compensation	3,025	3,566
Deferred costs	740	3,735
ROU asset	(1,457)	(1,565)
Lease liability	1,867	1,856
Other tax credit carry-forward	11,625	9,641
Other temporary differences	1,451	1,129
Valuation allowance	(203,377)	(189,660)
Net long-term deferred tax asset	$—	$—
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
The following table presents changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$(189,660)	$(179,448)	$(123,867)
Allowance for domestic and foreign net operating loss carry-forwards	(299)	(2,442)	(13,360)
Rate change on domestic net operating loss carry-forwards	(3,241)	(424)	235
Convertible debt additional paid-in capital tax adjustment - valuation allowance impact	—	—	(9,714)
Other changes	(10,177)	(7,346)	(32,742)
Ending balance	$(203,377)	$(189,660)	$(179,448)
As of December 31, 2024 and 2023, we have $631.6 million and $628.7 million, respectively, of gross U.S. federal net operating loss carry-forwards that will begin to expire in the 2028 tax year. Additionally, we have $269.1 million and $267.3 million of gross state net operating loss carry-forwards as of December 31, 2024 and 2023, respectively that will expire between the 2024 and 2044 tax years for states that do not have indefinite carry-forward periods for net operating losses generated in recent years.
Ownership changes, as defined by IRC Section 382, may limit the amount of net operating losses that a company may utilize to offset future taxable income and taxes payable. Pursuant to IRC Section 382, an ownership change occurs when the stock ownership of 5% stockholders increases by more than 50% over a testing period of three years. We have experienced ownership changes in the past, with the last identified ownership change occurring on April 2, 2020. We have analyzed whether we have experienced an additional ownership change through December 31, 2023 and have not identified an ownership change. It is possible that we have experienced an ownership change during 2024 or that we may experience an ownership change in the future. Any such ownership change may limit our ability to utilize net operating losses.
Our results during the years ended December 31, 2023 and 2022 reflect state tax credits related to hiring and research activities that are utilized through the reduction of state payroll tax withholdings totaling $1.4 million and $0.9 million, respectively. During the year ended December 31, 2024, we recognized an expense in research and development expense of $1.4 million primarily from a revision to previously recognized credits.

As of December 31, 2024 and 2023, Cardlytics UK had gross net operating losses of $50.0 million and $55.7 million, respectively. Foreign net operating loss carry-forwards expire according to the rules of each country. In the U.K., there is an indefinite carry-forward period. As of December 31, 2024, Cardlytics UK held cash and cash equivalents of $4.1 million. While our investment in Cardlytics UK is not considered to be permanently invested, we do not plan to repatriate these funds. Further, although the tax basis of our investment in Cardlytics UK exceeds its book basis, we have not recorded a deferred tax asset since we do not believe that a reversal of this temporary difference will occur in the foreseeable future.
The following table summarizes the activity related to our gross unrecognized tax benefits that would affect our effective tax rate, if recognized (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,925	$1,606	$1,128
Increase related to current year tax position	625	1,319	478
Ending balance	$3,550	$2,925	$1,606
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
During the years ended December 31, 2024, 2023 and 2022, we recognized a goodwill impairment of $117.8 million, $70.5 million and $396.2 million, respectfully. The fair value of our reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Refer to Note 5—Goodwill and Acquired Intangibles for further details.
These levels are:
•Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
•Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and
•Level 3 - unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability at fair value.

Included in the fair value table are cash equivalents and contingent consideration. Cash equivalents are comprised of money market funds and U.S. treasury bills stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. The fair values of cash equivalents are as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$32,332	$—	$—	$32,332
US Treasury Bills	13,450	—	—	13,450
Total cash equivalents at fair value	$45,782	$—	$—	$45,782
The contingent consideration for the acquisition of Bridg is composed of the payments per the Settlement Agreement. The fair values of contingent consideration in connection with the Bridg acquisition are as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Current contingent consideration	$—	$—	$39,398	$39,398
Long-term contingent consideration	—	—	4,162	4,162
Total liabilities	$—	$—	$43,560	$43,560

The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	December 31, 2024	December 31, 2023
Beginning balance	$43,560	$104,121
Decrease due to earnout settlement	(45,114)	(61,807)
Change in contingent consideration	5,817	1,246
Reclassification due to remaining payments being fixed per Settlement Agreement	(4,263)	—
Ending balance	$—	$43,560
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
On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. We subsequently paid the Stockholder Representative $3.0 million in cash on January 29, 2025. The remaining $2.0 million cash payment related to the Settlement Agreement will be paid by June 30, 2025. Refer to Note 13—Commitments and Contingencies for further information about the Bridg acquisition and related contingent consideration.
As of December 31, 2024, the contingent consideration is valued at $4.6 million, exclusive of $0.3 million in broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. We determined the present value of the contingent consideration by discounting the future payments to be paid by January 31, 2025 and June 30, 2025. As the remaining payments are fixed as per the Settlement Agreement, the contingent consideration is no longer subject to ASC 820, Fair Value Measurement.
13.     COMMITMENTS AND CONTINGENCIES
Commitments
We had a minimum Partner Share commitment to a certain FI partner totaling $10.0 million over a 12-month period which ended on March 31, 2023. We had accrued $4.5 million for the Partner Share shortfall, included within Partner Share liability on our consolidated balance sheet. As of December 31, 2024, we paid $4.5 million of our shortfall extinguishing our minimum Partner Share liability. During the years ended December 31, 2024 and 2023, we recognized zero and $1.3 million, respectively, of expected minimum Partner Share commitment shortfalls within Partner Share and other third-party costs on our consolidated statements of operations.
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
On April 28, 2023, the independent accountant made its determination of the appropriate amount of the First Anniversary ARR, determining the First Anniversary ARR to be $23.2 million. After review of the determination by the independent accountant, we filed a verified complaint in the Delaware Court of Chancery in May 2023 seeking declaratory judgment that a certain portion of the independent accountant's determination related to the First Anniversary ARR be stricken as null and void. Subsequently, on January 25, 2024, we entered into the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, including the First Anniversary Payment Amount, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses and to dismiss our verified complaint in the Delaware Court of Chancery.

On January 22, 2025, a putative securities class action lawsuit was filed against Cardlytics and certain of its current and former officers in the U.S. District Court for the Northern District of Georgia, captioned Froess v. Cardlytics, Inc., Case No. 1:25-cv-00279-MHC. The complaint, brought on behalf of a putative class of all persons who purchased our securities between March 14, 2024 and August 7, 2024, alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.
On February 13, 2025, we filed a motion to dismiss the complaint. Subsequently, on March 7, 2025, the plaintiff voluntarily dismissed the action without prejudice pursuant to Rule 41(a)(1)(A)(i) of the Federal Rules of Civil Procedure. Because the dismissal is without prejudice, the plaintiff reserves the right to refile similar claims in the future.
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
14.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for 2024, 2023 and 2022 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	December 31,
	2024	2023	2022
Common stock options	52	84	380
2020 Convertible Senior Notes	541	2,701	2,701
2024 Convertible Senior Notes	9,573	—	—
Unvested restricted stock units	4,507	5,491	5,956
Common stock issuable pursuant to the ESPP	150	65	95
15.     SEGMENTS
As of December 31, 2024, we have three operating segments: the Cardlytics platform in the U.S. and U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Adjusted Contribution. Our CODM uses Adjusted Contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. We view Adjusted Contribution as an important operating measure of our financial results. We believe that Adjusted Contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board of Directors. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs is also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies. Refer to Note 6—Revenue for further information.

The following table provides information regarding our reportable segments (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cardlytics platform
Revenue	$255,615	$285,425	$277,185
Minus: Adjusted Partner Share	122,370	144,502	147,872
Minus: Other third-party costs(1)	4,171	5,405	6,332
Adjusted Contribution	$129,074	$135,518	$122,981
Bridg platform
Revenue	$22,683	$23,779	$21,357
Minus: Adjusted Partner Share	—	—	—
Minus: Other third-party costs(1)	1,220	671	1,303
Adjusted Contribution	$21,463	$23,108	$20,054
(1)Other third-party costs above primarily represents media and data costs that we incur to support the Cardlytics and Bridg platform.
Adjusted Contribution
Adjusted Contribution measures the degree by which revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted Contribution demonstrates how incremental Revenue on our platforms generates incremental amounts to support our sales and marketing, research and development, general and administrative and other investments. Adjusted Contribution is calculated by taking our total Revenue less our Partner Share and other third-party costs. Adjusted Contribution does not take into account all costs associated with generating Revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns. Management views Adjusted Contribution as the most relevant metric to measure the financial performance as it reflects the dollars we keep after all of our partners are paid.
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Year Ended December 31,
	2024	2023	2022
Adjusted Contribution	$150,537	$158,626	$143,035
Minus:
Delivery costs	29,643	28,248	30,403
Sales and marketing expense	52,649	57,425	74,745
Research and development expense	49,607	51,352	54,435
General and administrative expense	56,482	58,810	81,446
Change in contingent consideration	210	1,246	(128,174)
Impairment of goodwill and intangible assets	131,595	70,518	453,288
Acquisition, integration and divestiture costs (benefits)	161	(6,313)	(2,874)
Loss on divestitures	—	6,550	—
Depreciation and amortization expense	25,689	26,460	37,544
Total non-operating (income) expense(1)	(6,195)	(968)	8,932
Loss before income taxes	$(189,304)	$(134,702)	$(466,710)
(1)Non-operating (income) expense includes interest income, interest expense and foreign currency loss.

As a percentage of our total consolidated revenues, revenues from external customers in the United States for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was 92%, 94% and 91%, respectively. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.
The following tables provide geographical information (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue:
United States	$254,081	$291,420	$275,256
United Kingdom	24,217	17,784	23,286
Total	$278,298	$309,204	$298,542

	December 31,
	2024	2023
Property and equipment:
United States	$2,530	$3,244
United Kingdom	66	79
Total	$2,596	$3,323
Capital expenditures within the United Kingdom and India were $0.1 million, $0.2 million and $0.5 million during 2024, 2023 and 2022, respectively.
Concentrations of Risk
Cash and Cash Equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A majority of our cash and cash equivalents are held in treasury obligation funds and money market accounts at financial institutions with high credit facility. Our remaining cash and cash equivalents are held in fully FDIC-insured demand deposit accounts that distribute funds, and credit risk, over a vast number of financial institutions.
Marketers
As of December 31, 2024, we define a marketer as a customer who has a distinct contractual relationship with us, rather than aggregating by parent company. We believe this is a more accurate representation for how marketing budgets are managed at our customer level. This methodology change in our aggregation impacts how we calculate our revenue and accounts receivable concentration and we changed the prior year presentation to be in conformity.
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, our top five marketers accounted for 16%, 15% and 15% of our Revenue, respectively, with no marketer accounting for over 10% during each period. As of December 31, 2024 and 2023, our top five marketers accounted for 17% and 19% of our accounts receivable, respectively, with no individual marketer representing over 10% as of the end of each period.
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

During the years ended December 31, 2024, 2023 and 2022, our top three FI partners combined to account for over 85%, 85% and 80%, respectively, of the total Partner Share we paid to all partners. During 2024 and 2023 the top FI partner represented over 50% and the second and third largest FI partners each represented over 10% of Partner Share. During 2022 the top two FI partners represented over 20% and 25%, respectively, and the third largest FI partner representing over 10% of Partner Share for each period. No other partner accounted for over 10% of Partner Share during these periods.
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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued at attestation report on the effectiveness of our internal control over financial reporting, which appears in this Annual Report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Cardlytics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cardlytics, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 12, 2025, expressed an unqualified opinion on those financial statements.

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
March 12, 2025
ITEM 9B. OTHER INFORMATION.
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the fiscal year ended December 31, 2024.
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
We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities and those of public companies in which we have a business relationship by our directors, executive officers, employees and consultants, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy, including any amendments thereto, is filed incorporated by reference as Exhibit 19 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
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
(iii)Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.
(b)Exhibits:

		Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-222531	4.1	1/29/2018
4.2	Description of Cardlytics, Inc. Common Stock	10-K	001-38386	4.3	3/3/2020
4.3	Indenture, dated as of September 22, 2020, by and between the Registrant ant U.S. Bank National Association, as Trustee.	8-K	001-38386	4.1	9/22/2020
4.4	Form of Global Note, representing the Registrant’s 1.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	001-38386	4.2	9/22/2020
4.5	Indenture, dated as of April 1, 2024, by and between the Registrant ant U.S. Bank National Association, as Trustee.	8-K	001-38386	4.1	4/1/2024
4.6	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.6)	8-K	001-38386	4.2	4/1/2024
10.1	Office Lease Agreement, dated as of August 5, 2013, by and between the Registrant and Jamestown Ponce City Market, L.P.	S-1	333-222531	10.12	1/12/2018
10.2†	2008 Stock Plan and Forms of Option Agreement, Notice of Stock Option Grant, Exercise Notice, Restricted Stock Unit Notice and Restricted Stock Unit Agreement thereunder, as amended to date	S-1/A	333-222531	10.1	1/29/2018
10.3†	2018 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	S-1/A	333-222531	10.2	1/29/2018
10.4†	2018 Employee Stock Purchase Plan	S-1/A	333-222531	10.3	1/29/2018
10.5†	Form of restricted securities unit award of the Registrant under 2018 Equity Incentive Plan	S-1	333-222531	10.8	1/12/2018
10.6†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-222531	10.9	1/12/2018
10.7^	Software License, Customization and Maintenance Agreement, dated as of November 4, 2010 by and between the Registrant and Bank of America, N.A., as amended to date	S-1	333-222531	10.16	1/12/2018

10.8^	Master Agreement and Schedule #1 to the Master Agreement, dated May 3, 2018 and May 7, 2018, respectively, by and between the Company and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/14/2018
10.9^	2018 Amendment to Schedule #1 to the Master Agreement, dated October 23, 2018, by and between the Registrant and JPMorgan Chase Bank, N.A.	10-K	001-38386	10.22	3/3/2020
10.10^	Second Amendment to Schedule #1, dated June 4, 2020, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/4/2020
10.11^	2020 Amendment to General Services Agreement, dated December 2, 2020, by and between the Registrant and Bank of America, N.A.	10-K	001-38386	10.27	3/3/2021
10.12	Consent to Loan and Security Agreement, dated as of March 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/4/2021
10.13^	Agreement and Plan of Merger, dated April 12, 2021, by and among Cardlytics, Inc., Bridg, Inc., Mr. T Merger Sub, Inc., and Shareholder Representative Services LLC	8-K	001-38386	10.1	11/18/2022
10.14^	General Service Agreement dated as of July 7, 2022 by and between the Registrant and Bank of America, N.A.	10-Q	001-38386	10.2	8/2/2022
10.15^	Statement of Work Agreement dated as of July 7, 2022 by and between the Registrant and Bank of America, N.A.	10-Q	001-38386	10.3	8/2/2022
10.16†	Offer Letter Agreement between Karim Temsamani and Cardlytics, Inc.	10-Q	001-38386	10.2	11/1/2022
10.17†	Severance Agreement between Karim Temsamani and Cardlytics, Inc.	10-Q	001-38386	10.3	11/1/2022
10.18†	Severance Agreement between Nick Lynton and Cardlytics, Inc.	10-Q	001-38386	10.4	11/1/2022
10.19†	2022 Inducement Plan	10-Q	001-38386	10.7	11/1/2022
10.20†	Form of option grant notice and agreement under 2022 Inducement Plan	10-Q	001-38386	10.8	11/1/2022
10.21†	Form of restricted stock unit grant notice and agreement under 2022 Inducement Plan	10-Q	001-38386	10.9	11/1/2022
10.22†	Offer Letter Agreement between Amit Gupta and Cardlytics, Inc.	10-K	001-38386	10.41	3/1/2023
10.23†	Severance Agreement between Amit Gupta and Cardlytics, Inc.	10-K	001-38386	10.41	3/1/2023
10.24†	Amendment to Inducement Plan	10-K	001-38386	10.41	3/1/2023
10.25^	Amendment No. Two to Office Lease Agreement dated as of April 23, 2023, by and between the Registrant and Jamestown Ponce City Market, L.P., as amended to date	10-Q	001-38386	10.4	5/4/2023
10.26	Second Amendment to Inducement Plan	S-8	001-38386	4.8	7/18/2023
10.27^	Third Amendment to Schedule #1, dated June 29, 2023, to the Master Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.	10-Q	001-38386	10.1	8/1/2023
10.28†	Offer Letter Agreement between Alexis DeSieno and the Registrant dated June 20, 2023	10-Q	001-38386	10.2	8/1/2023
10.29†	Separation Pay Agreement between Alexis DeSieno and the Registrant, dated July 13, 2023.	10-Q	001-38386	10.3	8/1/2023

10.30	Cooperation Agreement, dated as of September 19, 2023, by and among Cardlytics, Inc. and the investors named therein	8-K	001-38386	10.1	9/19/2023
10.31	Settlement Agreement by and between the Company and Shareholder Representative Services LLC, dated as of January 25, 2024	10-K	001-38386	10.5	3/14/2025
10.32	Amended Non-Employee Director Compensation Plan	10-K	001-38386	10.53	3/14/2025
10.33	Work Order between the Company and American Express Travel Related Services Company dated March 14, 2024 to Master Hosted Services Agreement	10-Q	001-38386	10.4	5/8/2024
10.34^	Statement of Work Change Order dated May 24, 2024, between the Registrant and Bank of America, N.A.	10-Q	001-38386	10.1	8/7/2024
10.35	Offer Letter between Amit Gupta and the Registrant, dated August 21, 2024.	10-Q	001-38386	10.1	11/6/2024
10.36	Amended and Restated Loan and Security Agreement dated as of September 30, 2024, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender	10-Q	001-38386	10.3	11/6/2024
10.37*	Assumption Agreement and First Amendment to Loan and Security Agreement, dated as of December 6, 2024, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender
10.38*^	Assumption Agreement and Second Amendment to Loan and Security Agreement, dated as of January 27, 2025, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender
10.39	2024 Bonus Plan of the Registrant
19.1	Insider Trading Policy
21.1	Subsidiaries of the Registrant	10-Q	001-38386	21.1	8/14/2018
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Amended and Restated Policy for Recoupment of Incentive Compensation, adopted on October 2, 2023	10-K	001-38386	97.1	3/14/2025
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch	XBRL Taxonomy Schema With Embedded Linkbase Document

104.0	Cover page formatted as Inline XBRL and contained in Exhibit 101
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

Cardlytics, Inc.

March 12, 2025	By:	/s/Amit Gupta
Amit Gupta
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amit Gupta	Chief Executive Officer and Director	March 12, 2025
Amit Gupta	(Principal Executive Officer)

/s/ Alexis DeSieno	Chief Financial Officer	March 12, 2025
Alexis DeSieno	(Principal Financial and Accounting Officer)

/s/ John Klinck	Board Chairperson	March 12, 2025
John Klinck

/s/ Andre Fernandez	Director	March 12, 2025
Andre Fernandez

/s/ Jon Francis	Director	March 12, 2025
Jon Francis

/s/ Srishti Gupta	Director	March 12, 2025
Srishti Gupta

/s/ Scott Hill	Director	March 12, 2025
Scott Hill

/s/ Liane Hornsey	Director	March 12, 2025
Liane Hornsey

/s/ Alex Mishurov	Director	March 12, 2025
Alex Mishurov