Form 10-Q
period 2025-03-31
Cardlytics, Inc.
filed 2025-05-07
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2025, there were 52,502,390 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

RISK FACTORS SUMMARY
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length in the section below titled "Risk Factors." These risks include, among others, the following:
Risks Related to our Business and Industry
•Unfavorable conditions, including, but not limited to, inflationary pressure or the imposition of tariffs and other trade protection measures, in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.
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
Risks Related to Ownership of our Common Stock
•The market price of our common stock has been, and is likely to continue to be, volatile.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$52,046	$65,594
Accounts receivable and contract assets, net	96,094	103,252
Other receivables	3,358	3,801
Prepaid expenses and other assets	5,331	5,336
Total current assets	156,829	177,983
Long-term assets:
Property and equipment, net	2,466	2,596
Right-of-use assets under operating leases, net	5,062	6,341
Intangible assets, net	9,916	11,371
Goodwill	159,429	159,429
Capitalized software development costs, net	33,867	33,341
Other long-term assets, net	1,504	1,650
Total assets	$369,073	$392,711
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,445	$3,689
Accrued liabilities:
Accrued compensation	6,442	5,494
Accrued expenses	8,378	7,175
Partner Share liability	28,759	32,479
Consumer Incentive liability	31,800	45,513
Short-term debt	45,936	45,863
Deferred revenue	2,608	2,154
Current operating lease liabilities	1,658	2,025
Current contingent consideration	1,825	4,563
Total current liabilities	131,851	148,955
Long-term liabilities:
Convertible senior notes, net	168,009	167,729
Long-term operating lease liabilities	5,123	6,034
Total liabilities	$304,983	$322,718
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, 52,175 and 51,257 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$10	$10
Additional paid-in capital	1,376,692	1,366,958
Accumulated other comprehensive income	1,246	3,601
Accumulated deficit	(1,313,858)	(1,300,576)
Total stockholders’ equity	64,090	69,993
Total liabilities and stockholders’ equity	$369,073	$392,711
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$61,898	$67,608
Costs and expenses:
Partner Share and other third-party costs	29,450	30,543
Delivery costs	7,288	6,173
Sales and marketing expense	12,754	14,118
Research and development expense	11,706	13,048
General and administrative expense	13,778	14,485
Change in contingent consideration	60	5,817
Loss (gain) on disposal or divestiture	(5,350)	—
Depreciation and amortization expense	6,291	6,250
Total costs and expenses	75,977	90,434
Operating Loss	(14,079)	(22,826)
Other income (expense):
Interest expense, net	(1,830)	(819)
Foreign currency gain (loss)	2,627	(630)
Total other income (expense)	797	(1,449)
Loss before income taxes	(13,282)	(24,275)
Net Loss	$(13,282)	$(24,275)
Net Loss per share, basic and diluted	$(0.26)	$(0.56)
Weighted-average common shares outstanding, basic and diluted	51,863	43,248
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net Loss	$(13,282)	$(24,275)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(2,355)	580
Total Comprehensive Loss	$(15,637)	$(23,695)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Three Months Ended March 31, 2025:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2024	51,257	$10	$1,366,958	$3,601	$(1,300,576)	$69,993
Stock-based compensation	—	—	9,734	—	—	9,734
Settlement of restricted stock	918	—	—	—	—	—
Other comprehensive loss	—	—	—	(2,355)	—	(2,355)
Net Loss	—	—	—	—	(13,282)	(13,282)
Balance – March 31, 2025	52,175	$10	$1,376,692	$1,246	$(1,313,858)	$64,090

Three Months Ended March 31, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798
Exercise of common stock options	3	—	5	—	—	5
Stock-based compensation	—	—	12,256	—	—	12,256
Settlement of restricted stock	943	—	—	—	—	—
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	3,592	—	27,451	—	—	27,451
Issuance of common stock, net of issuance costs - ATM Offering Program (as defined below)	3,908	—	48,322	—	—	48,322
Other comprehensive income	—	—	—	580	—	580
Net Loss	—	—	—	—	(24,275)	(24,275)
Balance – March 31, 2024	48,174	$9	$1,331,628	$3,047	$(1,135,547)	$199,137

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net Loss	$(13,282)	$(24,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	643	1,570
Depreciation and amortization	6,291	6,250
Amortization of financing costs charged to interest expense	405	445
Amortization of right-of-use assets	632	549
Loss (gain) on disposal or divestiture	(5,350)	—
Stock-based compensation expense	8,694	10,985
Change in contingent consideration	60	5,817
Other non-cash (income) expense, net	(2,620)	667
Change in operating assets and liabilities:
Accounts receivable	7,536	13,323
Prepaid expenses and other assets	(56)	(3,450)
Accounts payable	551	125
Other accrued expenses	1,895	(7,634)
Partner Share liability	(3,860)	(13,291)
Consumer Incentive liability	(8,245)	(8,698)
Net cash used in operating activities	(6,706)	(17,617)
Investing activities
Acquisition of property and equipment	(119)	(651)
Capitalized software development costs	(3,984)	(4,096)
Business divestiture	200	—
Net cash used in investing activities	(3,903)	(4,747)
Financing activities
Settlement of contingent consideration	(3,000)	(20,074)
Proceeds from issuance of common stock	—	48,634
Debt issuance costs	(34)	(239)
Net cash (used in) provided by financing activities	(3,034)	28,321
Effect of exchange rates on cash and cash equivalents	95	(21)
Net (decrease) increase in cash and cash equivalents	(13,548)	5,936
Cash and cash equivalents — Beginning of period	65,594	91,830
Cash and cash equivalents — End of period	$52,046	$97,766

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$253	$1,862
Amounts accrued for property and equipment	$171	$98
Amounts accrued for capitalized software development costs	$187	$135
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	$—	$27,451

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc. ("we," "our," "us," the "Company," or "Cardlytics") is a Delaware corporation and was formed on June 26, 2008. We operate a commerce media platform that is designed to make commerce smarter and rewarding for everyone. At the core of our commerce media platform is the financial media network that we run within our partners' digital channels, which includes online channels and mobile applications (the "Cardlytics platform"). Additionally, we operate an identity resolution platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable marketers to conduct analytics and targeted loyalty marketing and also measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants ("merchant data partners") that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential customers at scale and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including everyday spend, specialty retail, restaurant, travel and entertainment. With the Cardlytics platform, we enable marketers to reach potential customers across our network of FI partners through their digital banking accounts and present them relevant offers to save money when they are thinking about their finances. With the Bridg platform, we enable marketers to leverage their own POS data and reach their customers across a wide variety of digital advertising channels that they would not otherwise be able to identify and reach, or to reach customers based on their product-level past purchases.
We also operate through (1) Dosh Holdings LLC, a wholly owned and operated subsidiary in the United States and (2) Cardlytics U.K. Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales.
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business, which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2024.
Reduction in Force
Subsequent to the three months ended March 31, 2025, we planned certain cost savings measures and expect to incur one-time costs of approximately $1.3 million in connection with these measures.
2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million principal amount of our 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of the 2024 Convertible Senior Notes. Refer to Note 6—Debt and Financing Arrangements for further details.
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

Disposals and Divestitures
The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, we recorded a gain on disposal or divestiture of $5.4 million due to the derecognition of the wallet liability associated with the Dosh app within the condensed consolidated statement of operations.
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustments. The resulting loss on sale of $6.6 million is recorded within "Loss on divestiture" within the condensed consolidated statement of operations. As of December 31, 2024 and March 31, 2025, we received $0.6 million and $0.2 million of cash from escrow, respectively, and we classified the receipt of cash within investing activities within the condensed consolidated statement of cash flows. During the year ended December 31, 2024, we also recorded a $0.1 million divestiture expense associated with the net working capital adjustment.
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
On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. We subsequently paid the Stockholder Representative $3.0 million in cash on January 29, 2025. The remaining $2.0 million cash payment related to the Settlement Agreement will be paid by June 30, 2025 and is presented in our consolidated balance sheet as Current Contingent Consideration. Refer to Note 8—Fair Value Measurements for further information about the Bridg acquisition and related contingent consideration.
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
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the Russia-Ukraine war and the Middle East conflict have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on advertising, which may impact our business and our customers’ businesses.
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

2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Significant Accounting Policies
There have been no changes to our significant accounting policies other than the standards adopted below. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2024, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") released Accounting Standards Update ("ASU") 2024-03, titled "Disaggregation of Income Statement Expenses," which mandates that certain costs and expenses be disclosed in the notes to financial statements. These amendments will take effect for fiscal years starting after December 15, 2026, with early adoption allowed. The changes should be applied either prospectively to financial statements for periods after the effective date or retrospectively to any or all prior periods presented. We are currently assessing how the enhanced disclosure requirements of ASU 2024-03 will impact our financial statements.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires companies with a single reportable segment to provide all disclosures required by Topic 280. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and companies are required to apply the ASU retrospectively to all periods presented. During the year ended December 31, 2024, we adopted this standard and added additional disclosure in our Segment Footnote. Refer to Note 11 - Segments for further information.
3.     GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
Goodwill is tested annually for impairment, unless certain triggering events require an interim impairment analysis, including macroeconomic conditions, industry and market considerations, costs factors, overall financial performance, and other relevant entity-specific events and changes. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. Our reporting units consist of the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform. There is no goodwill recorded within the Cardlytics platform in the U.K or the Bridg platform.
There have been no changes to the carrying amounts of goodwill since December 31, 2024. The carrying amounts of goodwill as of March 31, 2025 were as follows (in thousands):

	Cardlytics Platform	Bridg Platform	Consolidated
Gross goodwill	$159,429	$117,773	$277,202
Accumulated impairments	—	(117,773)	(117,773)
Goodwill	$159,429	$—	$159,429
We have assessed the triggering events criteria along with related conditions and developments as of March 31, 2025. We have determined that none of the conditions collectively constitute a triggering event. As such, we have determined that it is not more likely than not that the carrying values of our reporting units exceed their respective fair values, and an impairment test was not required as of March 31, 2025. However, the Cardlytics platform in the U.S. is susceptible to future impairment risk, and future changes in assumptions or deterioration in market conditions, such as adverse developments from the imposition of tariffs in the United States and abroad could result in an impairment.

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
2025 Acquired Intangibles
Acquired intangible assets subject to amortization as of March 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$49,873	$(42,347)	$7,526	2.3
Merchant relationships	21,930	(19,540)	2,390	1.2
Total other intangible assets	$71,803	$(61,887)	$9,916
2024 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Developed technology	63,621	(41,442)	(13,748)	8,431	2.5
Merchant relationships	21,930	(18,989)	—	2,941	1.4
Total other intangible assets	$85,551	$(60,432)	$(13,748)	$11,371
Amortization expense of acquired intangibles during the three months ended March 31, 2025 and 2024 was $1.5 million and $2.8 million, respectively.
As of March 31, 2025, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2025 (remaining nine months)	4,364
2026	4,348
2027	1,204
2028	—
Thereafter	—
Total expected future amortization expense	$9,916

4.     REVENUE
The Cardlytics platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive (collectively, "Consumer Incentives") to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases. Leveraging our platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $35.7 million and $37.6 million during the three months ended March 31, 2025 and 2024, respectively. We pay certain partners a negotiated and fixed percentage of our Billings to marketers less any Consumer Incentives that we pay to partners' customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
The Cardlytics platform has two different pricing models: (1) served based pricing and (2) engagement based pricing.
•Served Based Pricing. Under our Cost per Served Sale ("CPS") pricing model, we generate Revenue by charging a percentage, which we refer to as the CPS rate, of all purchases from the marketer by consumers who (1) are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers engage with the applicable offer and thereby becomes eligible to earn the applicable Consumer Incentive. We set CPS rates for marketers based on our expectation of the marketer's return on spend for the relevant campaign. Additionally, we set the amount of Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of Billings. However, if the amount of Consumer Incentives exceeds the amount of Billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. In some instances, we may also charge the marketer, the Consumer Incentive, in which case the marketer determines the level of Consumer Incentive for the campaign.
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
The following table summarizes Revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended March 31,
	2025	2024
Served based pricing	$24,911	$40,031
Engagement based pricing	30,679	21,507
Other Revenue(1)	845	695
Cardlytics Platform Revenue	$56,435	$62,233
(1)Other Revenue during the three months ended March 31, 2025 and March 31, 2024 primarily includes pricing models that do not relate to served based pricing and engagement based pricing, which includes new pricing models that we are exploring and hosting fees that we charge our FI partners to support the costs required to host our services.

The Bridg platform
The Bridg platform primarily generates Revenue through the sale of subscriptions to our cloud-based customer-data platform and the delivery of professional services, such as implementation, onboarding and technical support in connection with each subscription. We recognize subscription Revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer. For non-recurring services or transactional based fees dependent on system usage, Revenue is recognized as services are delivered. Our subscription contracts are generally 6 to 60 months in duration and are generally billed in advance on a monthly basis.
The following table summarizes Revenue from the Bridg platform (in thousands):

	Three Months Ended March 31,
	2025	2024
Bridg Platform Revenue	$5,463	$5,375

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	March 31, 2025	December 31, 2024
Contract assets, current	Accounts receivable and contract assets, net	$166	$232
Total contract assets		$166	$232

Contract liabilities, current	Deferred revenue	$2,607	$2,154
Total contract liabilities		$2,607	$2,154
During the three months ended March 31, 2025, we recognized $0.5 million of Revenue related to amounts that were included in Deferred revenue as of December 31, 2024.
The following information represents the total transaction price for the remaining performance obligations as of March 31, 2025 related to contracts expected to be recognized over future periods. This includes Deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as Revenue in future periods. As of March 31, 2025, we had $27.8 million of remaining performance obligations through June 2028, of which $13.5 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
5.     LEASES
We have various non-cancellable operating and finance leases for our office spaces and operational assets with lease periods expiring between 2025 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	March 31, 2025	December 31, 2024
Operating lease assets	Right-of-use assets under operating leases, net	$5,062	$6,341
Finance lease assets	Property and equipment, net	—	—
Total lease assets		5,062	6,341

Operating lease liabilities, current	Current operating lease liabilities	1,658	2,025
Operating lease liabilities, long-term	Long-term operating lease liabilities	5,123	6,034
Finance lease liabilities, current	Accrued expenses	—	—
Finance lease liabilities, long-term	Other long-term liabilities	—	—
Total lease liabilities		$6,781	$8,059

6.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
2024 Convertible Senior Notes, net	168,009	167,729
2020 Convertible Senior Notes, net	45,936	45,863
Total debt	$213,945	$213,592
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest related to our 2024 Convertible Senior Notes and 2020 Convertible Senior Notes of $3.7 million and $1.9 million, respectively, as of March 31, 2025 and December 31, 2024. During the periods ended March 31, 2025 and March 31, 2024 interest expense, net reflected on the consolidated statements of operations consisted of interest expense of $2.4 million and $1.7 million and interest income of $0.5 million and $0.9 million, respectively.
2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million principal amount of our 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of the 2024 Convertible Senior Notes. The net proceeds from this offering were $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expense payable by us. The 2024 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of April 1, 2024 (the "2024 Indenture"), between us and U.S. Bank Trust Company, National Association, as Trustee.
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
The net carrying amount of the liability component of the 2024 Convertible Senior Notes is as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal	$172,500	$172,500
Minus:
Unamortized issuance costs	(4,491)	$(4,771)
Net carrying amount	$168,009	$167,729

Interest expense recognized related to the 2024 Convertible Senior Notes is as follows (in thousands):

Three Months Ended March 31,
2025
Contractual interest expense (due in cash)	$1,833
Amortization of debt issuance costs	281
Total interest expense related to the 2024 Convertible Senior Notes	$2,114
Effective interest rate	4.90%
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
The 2020 Convertible Senior Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The 2020 Convertible Senior Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The 2020 Convertible Senior Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2020 Convertible Senior Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined in the 2020 Indenture) per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the 2020 Convertible Senior Notes on each such trading day; (3) if we call such 2020 Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the 2020 Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of March 31, 2025, and thus the 2020 Convertible Senior Notes are not convertible at the option of the holders during the quarter ending June 30, 2025 based on the stock price conditions. The 2020 Convertible Senior Notes may be convertible in the future if another conversion condition is satisfied. On or after June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2020 Convertible Senior Notes may convert all or any portion of their 2020 Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the 2020 Indenture.
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
The net carrying amount of the liability component of the 2020 Convertible Senior Notes is as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal	$46,070	$46,070
Minus:
Unamortized issuance costs	(134)	(207)
Net carrying amount of the liability component	$45,936	$45,863

Interest expense recognized related to the 2020 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense (due in cash)	$115	$575
Amortization of debt issuance costs	73	365
Total interest expense related to the 2020 Convertible Senior Notes	$188	$940
Effective interest rate	1.64%	1.64%
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
In September 2024, we entered into an amended and restated Loan and Security Agreement, which amended and restated the original Loan and Security Agreement to consolidate the original agreement and all subsequent amendments thereto into a single document. In January 2025, we amended our 2018 Loan Facility to decrease our required minimum level of Adjusted EBITDA.
As of March 31, 2025, we incurred $0.1 million of interest expense associated with the 2018 Loan Facility. As of March 31, 2025, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of March 31, 2025.
In April 2025, we amended our 2018 Loan Facility to extend the maturity date of the loan to April 15, 2028.
7.     STOCK-BASED COMPENSATION
Our 2018 Equity Incentive Plan ("2018 Plan") became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Stock Plan ("2008 Plan"). Any awards granted under the 2008 Plan remain subject to the terms of our 2008 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2018 Plan. As of March 31, 2025, there were 487,115 shares of our common stock reserved for issuance under our 2018 Plan. The number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year through 2028 by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year or a lesser number of shares determined by our Board of Directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 Plan increased by 2,562,851 shares on January 1, 2025.
On July 18, 2022, our Board of Directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board of Directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. On November 6, 2024, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 2,500,000 shares of our common stock. As of March 31, 2025, there were 2,537,049 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Delivery costs	$537	$643
Sales and marketing expense	2,078	3,141
Research and development expense	2,774	3,950
General and administrative expense	3,305	3,251
Total stock-based compensation expense	$8,694	$10,985
During the three months ended March 31, 2025 and 2024, we capitalized $1.0 million and $1.3 million of stock-based compensation expense for software development, respectively.

Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2024	4,507	$13.20	1.20	$43,710
Granted	2,957	2.46
Vested	(918)	10.49
Forfeited	(229)	14.90
Unvested — March 31, 2025	6,317	$8.51	1.08	$37,965
During the three months ended March 31, 2025, we granted 2,956,830 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to March 31, 2025, we granted 124,050 RSUs to employees and non-employee directors, which have a two-year vesting period. Unamortized stock-based compensation expense related to these RSUs totaled $0.2 million.
Performance-based RSUs
In March 2025, we granted 95,625 PSUs, which will vest at the achievement of specific stock price hurdles for at least 20 consecutive trading days at market close between April 1, 2025 and April 1, 2028; provided, however, that in the event that the applicable triggering stock price is met prior to April 1, 2026, such vesting will not occur until April 1, 2026.
In July 2022, we granted 100,990 PSUs which included two tranches that vest on the achievement of specific Revenue-based performance metrics ("2022 Bridg PSUs"). During the three months ended September 30, 2024, we reassessed the likelihood of achieving the second tranche of the 2022 Bridg PSUs and concluded that the achievement is no longer probable. As a result of the change in estimate, we reversed the previously recognized cumulative expense associated with this grant as a benefit to stock-based compensation during the year ended December 31, 2024.
In March 2022 and August 2022, we granted 269,202 and 25,248 performance-based restricted stock units ("2022 PSUs"), respectively, consisting of three tranches. The first two tranches each represent 25% of the grant, and each vests upon the achievement of certain milestones related to the installation of our Ad Server at our FI Partners. In December 2022, the compensation committee of our Board of Directors certified that the first tranche's milestone related to the installation of our Ad Server at our FI partners had been achieved, which resulted in the immediate vesting of the first tranche representing 25% of the grant. In January 2025, the compensation committee of our Board of Directors certified that the second tranche's milestone had been achieved, which resulted in the immediate vesting of the second tranche representing 25% of the grant. Fifty percent of the third tranche vests upon the achievement of a certain number of advertisers purchasing both the Cardlytics and Bridg platforms at a target incremental Billings amount over the 2021 Billings amount, and the remaining 50% of the tranche vests six months after this target is achieved. During the year ended December 31, 2024, we reassessed the likelihood of achieving the third tranche's milestones and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the third tranche of this grant as a benefit to stock-based compensation during the year ended December 31, 2024.
In September 2021, we granted 6,667 PSUs which have the same unmet revenue target vesting condition of the 2021 PSUs and 6,667 PSUs which have the same unmet different revenue target vesting condition of the 2021 PSUs as described below. As discussed below, we concluded that the achievement of the 2021 PSUs is no longer probable and have reversed the previously recognized cumulative expense in the respective period in which the 2021 PSUs were determined to no longer be achievable. As of April 1, 2025, the 2021 PSU was forfeited as the performance condition was not met during the performance period.

In April 2021, we granted 110,236 performance-based restricted stock units ("2021 PSUs") consisting of two tranches. The first tranche consists of 55,118 units that have a performance-based vesting condition based on a minimum Revenue target over a trailing 12-month period. The units in this first tranche fully vest upon achievement. The second tranche consists of 55,118 units with a performance-based vesting condition based on a different minimum Revenue target over a trailing 12-month period. Half of the units in the second tranche vest upon achievement and the remaining units vest six months after the achievement date, subject to continued service. Each performance-based vesting condition within the two tranches must be achieved within four years of the grant date and are subject to certification by the compensation committee of our Board of Directors. During the year-ended December 31, 2023, we reassessed the likelihood of achieving the 2021 PSUs performance-based vesting condition and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the 2021 PSUs since the grant date as a benefit to stock-based compensation during the year ended December 31, 2023. On April 1, 2025, the 2021 PSUs were forfeited as the performance condition was not met during the performance period.
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
As of December 31, 2024, 534,912 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2028, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 500,000 shares on January 1, 2025. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the three months ended March 31, 2025, we issued 1,034,912 shares under the 2018 ESPP.
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
The fair value of our reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Refer to Note 3 - Goodwill and Acquired Intangibles for further details.
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

Included in the fair value table are cash equivalents and contingent consideration. Cash equivalents are comprised of money market funds and U.S. treasury bills stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. The fair value of cash equivalents are as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$17,732	$—	$—	$17,732
US Treasury Bills	9,483	—	—	9,483
Total cash equivalents at fair value	$27,215	$—	$—	$27,215

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$32,332	$—	$—	$32,332
US Treasury Bills	13,450	—	—	13,450
Total cash equivalents at fair value	$45,782	$—	$—	$45,782
The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$—	$43,560
Decrease due to earnout settlement	—	(45,114)
Change in fair value of contingent consideration	—	5,817
Reclassification due to remaining payments being fixed per Settlement Agreement	—	(4,263)
Ending balance	$—	$—
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
On January 25, 2024, we entered into the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. We subsequently paid the Stockholder Representative $3.0 million in cash on January 29, 2025. The remaining $2.0 million cash payment related to the Settlement Agreement will be paid by June 30, 2025, which is presented in our consolidated balance sheet as current contingent consideration.
As of March 31, 2025, the contingent consideration is valued at $1.8 million, exclusive of $0.1 million in broker fees and other costs, which is included in accrued expenses on our consolidated balance sheets. We determined the present value of the contingent consideration by discounting the future payments to be paid by June 30, 2025. As the remaining payment is fixed as per the Settlement Agreement, the contingent consideration is no longer subject to ASC 820, Fair Value Measurement.

9.     COMMITMENTS AND CONTINGENCIES
Other Commitments
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 5—Leases for further details. In September 2020, we issued the 2020 Convertible Senior Notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025. During the year ended December 31, 2024, we partially paid down the 2020 Convertible Senior Notes and issued the 2024 Convertible Senior Notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029. Refer to Note 6—Debt and Financing Arrangements for further details.
In January 2024, we renewed a cloud hosting agreement guaranteeing aggregate spend to a cloud hosting provider of $17.0 million each year over a three-year period.
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
10.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2025 and 2024 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of March 31, 2025 and 2024 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	March 31,
	2025	2024
Common stock options	50	59
2020 Convertible Senior Notes	541	2,701
2024 Convertible Senior Notes	9,573	—
Unvested restricted stock units	6,317	6,769
Common stock issuable pursuant to the 2018 ESPP	326	171

11.     SEGMENTS
As of March 31, 2025, we have three operating segments: the Cardlytics platform in the U.S. and U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Adjusted Contribution. Our CODM uses Adjusted Contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. We view Adjusted Contribution as an important operating measure of our financial results. We believe that Adjusted Contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board of Directors. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs is also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies. Refer to Note 4—Revenue for further information.
The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended March 31,
	2025	2024
Cardlytics platform
Revenue	$56,435	$62,233
Minus: Adjusted Partner Share	28,065	29,563
Minus: Other third-party costs(1)	1,039	849
Adjusted Contribution	$27,331	$31,821
Bridg platform
Revenue	$5,463	$5,375
Minus: Adjusted Partner Share	—	—
Minus: Other third-party costs(1)	346	131
Adjusted Contribution	$5,117	$5,244
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

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Three Months Ended March 31,
	2025	2024
Adjusted Contribution	$32,448	$37,065
Minus:
Delivery costs	7,288	6,173
Sales and marketing expense	12,754	14,118
Research and development expense	11,706	13,048
General and administrative expense	13,778	14,485
Change in contingent consideration	60	5,817
Loss (gain) on disposal or divestiture	(5,350)	—
Depreciation and amortization expense	6,291	6,250
Total other expense	(797)	1,449
Loss before income taxes	$(13,282)	$(24,275)
The following tables provide geographical information (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
United States	$56,389	$62,534
United Kingdom	5,509	5,074
Total	$61,898	$67,608

	March 31, 2025	December 31, 2024
Property and equipment, net:
United States	$2,410	$2,530
United Kingdom	56	66
Total	$2,466	$2,596
Capital expenditures within the United States totaled $0.1 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Capital expenditures within the United Kingdom totaled less than $0.1 million for each period during the three months ended March 31, 2025 and 2024.
Concentrations of Risk
Cash and Cash Equivalents
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts, demand deposit accounts and U.S. Treasury Bills that distribute funds, and credit risk, over a vast number of financial institutions. Our remaining cash and cash equivalents are held with five financial institutions, which are of high credit quality.

Marketers
As of December 31, 2024, we define a marketer as a customer who has a distinct contractual relationship with us, rather than aggregating by parent company.
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the three months ended March 31, 2025 and 2024, our top five marketers accounted for 19% and 21% of our Revenue, respectively, with no marketer accounting for over 10%. As of March 31, 2025 and 2024, our top five marketers accounted for 17% and 21% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
During the three months ended March 31, 2025 and 2024, our top three FI partners combined to account for over 80% and 90% respectively, of the total Partner Share we paid to all partners for each period, with the top FI partner representing over 50% for each period and the second and third largest FI partners each representing over 10% and 15%, respectively, of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
On April 22, 2025, we received a written non-renewal notice from Bank of America related to our agreements, which will each expire pursuant to their terms effective as of July 31, 2025. Pursuant to the agreements, Bank of America has requested that we continue to provide uninterrupted operations under the agreements for a period through January 27, 2026, which period may be extended upon mutual agreement.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 12, 2025.
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; and our ability to continue to add new FI partners, merchant data partners and marketers and maintain our relationships with existing FI partners, merchant data partners and marketers. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled "Risk Factors," set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We operate a commerce media platform that is designed to make commerce smarter and rewarding for everyone. At the core of our commerce media platform is the financial media network that we run within our partners' digital channels, which includes online channels and mobile applications (the "Cardlytics platform"). Additionally we operate an identity resolution platform that utilizes point-of-sale ("POS") data, including product-level purchase data, to enable advertisers to conduct analytics and targeted loyalty marketing and also measure the impact of their marketing (the "Bridg platform"). The partners for the Cardlytics platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. The partners for the Bridg platform are predominantly merchants ("merchant data partners") that provide us with access to their POS data, including product-level purchase data. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential customers at scale and measure the true sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including everyday spend, specialty retail, restaurant, travel and entertainment.
Working with an advertiser, we design a campaign that targets consumers based on their purchase history. The consumer is offered an incentive ("Consumer Incentives") to make a purchase from the brand within a specified period. We use a portion of the fees that we collect from advertisers to provide these Consumer Incentives to customers after they make qualifying purchases. We report our Revenue on our consolidated statements of operations net of Consumer Incentives since we do not provide the goods or services that are purchased by customers from the advertisers to which the Consumer Incentives relate.
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
Key Performance Metrics

	Three Months Ended March 31,
in thousands except ACPU amounts	2025	2024
Cardlytics MQUs	214,891	191,206
Cardlytics ACPU	$0.13	$0.17
Cardlytics Monthly Qualified Users ("MQUs")
We define MQUs as targetable customers that have made a transaction using their account with an FI Partner or non-FI Partner in a given month, excluding pilot supply during the ramp up period, and whose transaction data was shared with Cardlytics. We then calculate a monthly average of these MQUs for the periods presented. We believe that the number of MQUs is an indicator of the Cardlytics platform's ability to drive engagement and is reflective of the consumer base and insights that we offer to marketers. As of January 1, 2025, we will no longer report Cardlytics Monthly Active Users given we do not receive equivalent user data from our newer bank partners. We have applied this change to our reporting for current and prior periods in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Change
in thousands	2025	2024	#	%
Cardlytics MQUs	214,891	191,206	23,685	12
During the three months ended March 31, 2025, Cardlytics MQUs increased by 23.7 million compared to the three months ended March 31, 2024 primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and a new FI Partner in the U.S.

The following table presents MQUs for the historical periods indicated:

	Three Months Ended
in thousands	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Cardlytics MQUs	181,720	186,225	189,126	191,865	191,206	188,816	190,233	191,674
Cardlytics Adjusted Contribution per User ("ACPU")
We define ACPU as the Cardlytics platform Adjusted Contribution generated in the applicable period, divided by Cardlytics average MQUs in the applicable period. We believe that Adjusted Contribution is the most relevant metric as it reflects the value Cardlytics keeps after subtracting out rewards, Partner Share and other third-party costs. We believe that ACPU measures the Cardlytics platform's efficiency in converting marketer budgets into the value generated by customer engagement. Beginning on March 31, 2025, we will no longer report Cardlytics Average Revenue per User. We have applied this change to our reporting for current and prior periods in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Change
	2025	2024	$	%
Cardlytics ACPU	$0.13	$0.17	$(0.04)	(24)
The following table presents ACPU for the historical periods indicated:

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Cardlytics ACPU	$0.14	$0.17	$0.20	$0.21	$0.17	$0.16	$0.16	$0.18

Key Financial Metrics (Including Non-GAAP Metrics)

	Three Months Ended March 31,
in thousands	2025	2024
Revenue	$61,898	$67,608
Consumer Incentives	$35,681	$37,608
Billings	$97,579	$105,216
Gross Profit	$25,160	$30,892
Adjusted Contribution	$32,448	$37,065
Net Loss	$(13,282)	$(24,275)
Adjusted EBITDA	$(4,384)	$226
Adjusted Net Loss	$(11,050)	$(4,054)
Net cash used in operating activities	$(6,706)	$(17,617)
Free Cash Flow	$(10,809)	$(22,364)
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
Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before interest expense, net; depreciation and amortization; stock-based compensation expense; foreign currency (gain) loss; loss (gain) on disposal or divestiture; and change in contingent consideration; and, in applicable periods, certain other income and expense items, such as impairment of goodwill and intangible assets; gain on debt extinguishment; acquisition, integration and divestiture costs (benefit); restructuring and reduction of force; income tax benefit; and deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, and foreign currency (gain) loss are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate Adjusted EBITDA.
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
Adjusted Net Loss
We define Adjusted Net Loss as our Net Loss before stock-based compensation expense; foreign currency (gain) loss; amortization of acquired intangibles; loss (gain) on disposal or divestiture; change in contingent consideration; and, in applicable periods, certain other income and expense items, such as gain on debt extinguishment; acquisition, integration and divestiture costs (benefit); restructuring and reduction of force; impairment of goodwill and intangible assets and income tax benefit. We define Adjusted Net Loss per share as Adjusted Net Loss divided by our weighted-average common shares outstanding, diluted.

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
Results of Non-GAAP Measures
Billings

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Billings	$97,579	$105,216	$(7,637)	(7)
During the three months ended March 31, 2025, Billings decreased by $7.6 million compared to the three months ended March 31, 2024, primarily driven by a $12.8 million decrease in net sales to existing marketers, partially offset by an increase of $5.2 million in sales to new marketers.
The following table presents a reconciliation of Billings to Revenue, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
in thousands	2025	2024
Consolidated
Revenue	$61,898	$67,608
Plus:
Consumer Incentives	35,681	37,608
Billings	$97,579	$105,216
Cardlytics platform
Revenue	$56,435	$62,233
Plus:
Consumer Incentives	35,681	37,608
Billings	$92,116	$99,841
Bridg platform
Revenue	$5,463	$5,375
Plus:
Consumer Incentives	—	—
Billings	$5,463	$5,375

Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
in thousands	2025	2024
Revenue	$61,898	$67,608
Minus:
Partner Share and other third-party costs	29,450	30,543
Delivery costs(1)	7,288	6,173
Gross Profit	25,160	30,892
Plus:
Delivery costs(1)	7,288	6,173
Adjusted Contribution	$32,448	$37,065
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.5 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively.
Adjusted EBITDA
The following table presents a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure:

	Three Months Ended March 31,
in thousands	2025	2024
Net Loss	$(13,282)	$(24,275)
Plus:
Interest expense, net	1,830	819
Depreciation and amortization	6,291	6,250
Stock-based compensation expense	8,694	10,985
Foreign currency (gain) loss	(2,627)	630
Loss (gain) on disposal or divestiture	(5,350)	—
Change in contingent consideration	60	5,817
Adjusted EBITDA	$(4,384)	$226

Adjusted Net Loss
The following table presents a reconciliation of Adjusted Net Loss to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
in thousands	2025	2024
Net Loss	$(13,282)	$(24,275)
Plus:
Stock-based compensation expense	8,694	10,985
Foreign currency (gain) loss	(2,627)	630
Amortization of acquired intangibles	1,455	2,789
Loss (gain) on disposal or divestiture	(5,350)	—
Change in contingent consideration	60	5,817
Adjusted Net Loss	$(11,050)	$(4,054)
Weighted-average number of shares of common stock used in computing Adjusted Net Loss per share:
Weighted-average common shares outstanding, diluted	51,863	43,248
Adjusted Net Loss per share, diluted	$(0.21)	$(0.09)
Free Cash Flow
The following is a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
in thousands	2025	2024
Net cash used in operating activities	$(6,706)	$(17,617)
Plus:
Acquisition of property and equipment	(119)	(651)
Capitalized software development costs	(3,984)	(4,096)
Free Cash Flow	$(10,809)	$(22,364)
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

Partner Share and Other Third-Party Costs
Partner Share and other third-party costs consist primarily of the Partner Share that we pay our partners, media and data costs and deferred implementation costs incurred pursuant to our agreements with certain partners. To the extent that we use a specific partner's customers' anonymized purchase data in the delivery of our solutions, we generally pay the applicable partner a Partner Share calculated based on the relative contribution of the data provided by the partner to the overall delivery of the services. We expect that our Partner Share and other third-party costs will fluctuate over time in connection with changes in our revenue.
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
Research and Development Expense
Research and development expense consists primarily of personnel costs of our IT engineering, IT architecture and product development teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Research and development expense also includes outsourcing costs, software licensing costs, professional fees and travel expenses. We focus our research and development efforts on improving our solutions and developing new ones. In the near term we expect research and development expenses will decline in absolute dollars as we optimize our development efforts. Over time we expect it to decrease as a percentage of revenue.
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
Loss (Gain) on Disposal or Divestiture
Loss (gain) on disposal or divestiture consists of the gain recorded in connection with the decommission of the Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC on February 28, 2025. In connection with the decommission, we recorded a loss (gain) on disposal or divestiture due to the derecognition of the wallet liability associated with the Dosh app.
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
Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended March 31,
in thousands	2025	2024
Revenue	$61,898	$67,608
Costs and expenses:
Partner Share and other third-party costs	29,450	30,543
Delivery costs	7,288	6,173
Sales and marketing expense	12,754	14,118
Research and development expense	11,706	13,048
General and administrative expense	13,778	14,485
Change in contingent consideration	60	5,817
Loss (gain) on disposal or divestiture	(5,350)	—
Depreciation and amortization expense	6,291	6,250
Total costs and expenses	75,977	90,434
Operating Loss	(14,079)	(22,826)
Other income (expense):
Interest expense, net	(1,830)	(819)
Foreign currency gain (loss)	2,627	(630)
Total other income (expense)	797	(1,449)
Loss before income taxes	(13,282)	(24,275)
Net Loss	$(13,282)	$(24,275)
Net Loss per share, basic and diluted	$(0.26)	$(0.56)
Weighted-average common shares outstanding, basic and diluted	51,863	43,248
Comparison of Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Billings	$97,579	$105,216	$(7,637)	(7)%
Consumer Incentives	35,681	37,608	(1,927)	(5)
Revenue	$61,898	$67,608	$(5,710)	(8)%
% of Billings	63%	64%
The $5.7 million decrease in Revenue during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was comprised of a $7.6 million decrease in Billings and a $1.9 million decrease in Consumer Incentives. Consumer Incentives decreased at a lower rate than Billings during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to advertiser mix and lower billings than previous quarter.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Partner Share and other third-party costs	$29,450	$30,543	$(1,093)	(4)%
% of Revenue	48%	45%
Partner Share and other third-party costs decreased by $1.1 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by lower top line billings and changes in Partner mix.
Delivery Costs

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Delivery costs excluding stock-based compensation expense	$6,751	$5,530	$1,221	22%
Plus:
Stock-based compensation expense	537	643	(106)	(16)
Total delivery costs	$7,288	$6,173	$1,115	18%
% of Revenue	12%	9%
Total delivery costs increased by $1.1 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Delivery costs excluding stock-based compensation increased by $1.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by $1.5 million increase in data storage expense, partially offset by a $0.2 million decrease in desktop software and data center expense and a $0.1 million decrease in staff expense.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Sales and marketing expense excluding stock-based compensation expense	$10,676	$10,977	$(301)	(3)%
Plus:
Stock-based compensation expense	2,078	3,141	(1,063)	(34)
Total sales and marketing expense	$12,754	$14,118	$(1,364)	(10)%
% of Revenue	21%	21%
Total sales and marketing expense decreased by $1.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Sales and marketing expenses excluding the impact of stock-based compensation decreased by $0.3 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a $0.1 decrease in staff expense, $0.1 million decrease in training and subscription expenses, and $0.1 million decrease in travel expenses.

Research and Development Expense

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Research and development expense excluding stock-based compensation expense	$8,932	$9,098	$(166)	(2)%
Plus:
Stock-based compensation expense	2,774	3,950	(1,176)	(30)
Total research and development expense	$11,706	$13,048	$(1,342)	(10)%
% of Revenue	19%	19%
Total research and development expense decreased by $1.3 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Research and development expense excluding stock-based compensation decreased by $0.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a $0.7 million decrease in IT and desktop license expenses and $0.1 million decrease in travel expenses, partially offset by $0.6 million increase in staff expenses.
General and Administrative Expense

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
General and administrative expense excluding stock-based compensation expense	$10,473	$11,234	$(761)	(7)%
Plus:
Stock-based compensation expense	3,305	3,251	54	2
Total general and administrative expense	$13,778	$14,485	$(707)	(5)%
% of Revenue	22%	21%
Total general and administrative expense decreased by $0.7 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. General and administrative expense excluding stock-based compensation decreased by $0.8 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a $0.9 million decrease in bad debt expenses, $0.4 million decrease in IT expenses, and $0.2 million decreases in legal fees, partially offset by $0.7 million increase in staff expense.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations:

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Delivery costs	$537	$643	$(106)	(16)%
Sales and marketing expense	2,078	3,141	(1,063)	(34)
Research and development expense	2,774	3,950	(1,176)	(30)
General and administrative expense	3,305	3,251	54	2
Total stock-based compensation expense	$8,694	$10,985	$(2,291)	(21)%
% of Revenue	14%	16%
Stock-based compensation expense decreased by $2.3 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by higher forfeitures related to executive departures during the three months ended March 31, 2025.

Change in contingent consideration

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Change in contingent consideration	$60	$5,817	$(5,757)	(99)
% of Revenue	—%	9%
During the three months ended March 31, 2025 we realized a expense of $0.1 million primarily related to interest accretion associated with the contingent consideration. During the three months ended March 31, 2024 we realized an expense of $5.8 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 8—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
Loss (Gain) on Disposal or Divestiture

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Loss (gain) on disposal or divestiture	$(5,350)	$—	$(5,350)	n/a
% of Revenue	(9)%	—%
During the three months ended March 31, 2025 we realized a gain of $5.4 million primarily related to the decommissioning of the Dosh app, a consumer facing cashback mobile application, operated by Dosh Holding LLC on February 28, 2025. Refer to Note 1—Overview of Business and Basis of Presentation for more information.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Depreciation and amortization expense	$6,291	$6,250	$41	1%
% of Revenue	10%	9%
Depreciation and amortization expense remained flat during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to amortization on capitalized assets.
Interest Expense, Net

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Interest expense	$(2,376)	$(1,731)	$(645)	37%
Interest income	546	816	(270)	(33)
Interest expense, net	$(1,830)	$(819)	$(1,011)	n/a
% of Revenue	(3)%	(1)%
Interest expense, net increased by $1.0 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in our interest expense related to our 2024 Convertible Senior Notes, partially offset by repayment of our 2018 Line of Credit. Refer to Note 6—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2024 Convertible Senior Notes.

Foreign Currency Gain (Loss)

	Three Months Ended March 31,		Change
in thousands	2025	2024	$	%
Foreign currency gain (loss)	$2,627	$(630)	$3,257	(517)%
% of Revenue	4%	(1)%
Foreign currency gain (loss) was a gain of $2.6 million during the three months ended March 31, 2025 compared to a loss of $0.6 million during the three months ended March 31, 2024, primarily due to the change in the value of the British pound relative to the U.S. dollar.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, working capital, accounts receivable and contract assets, net and unused available borrowings:

in thousands	March 31, 2025	December 31, 2024
Cash and cash equivalents	$52,046	$65,594
Working capital(1)	24,978	29,028
Accounts receivable and contract assets, net	96,094	103,252
Unused available borrowings(2)	60,000	60,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
(2)As part of our amended and restated Loan and Security Agreement, we are required to maintain a minimum unrestricted cash of $25.0 million in demand deposit accounts.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts, demand deposit accounts and U.S. Treasury Bills. As of March 31, 2025, our money market account and our U.S. Treasury Bills had earned approximately 4.1% and 4.3% annual rate of interest, respectively. As of March 31, 2025, $4.1 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics U.K. Limited is not considered indefinitely invested, we do not have any current plans to repatriate these funds.
Through March 31, 2025, we have incurred accumulated net losses of $1,313.9 million since inception, including net loss of $13.3 million for the three months ended March 31, 2025. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.
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

Sources of Material Cash Requirements
2020 Convertible Senior Notes
On September 22, 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025 (the "2020 Convertible Senior Notes"), including the exercise in full of the initial purchasers' option to purchase up to an additional $30.0 million principal amount of the 2020 Convertible Senior Notes. The 2020 Convertible Senior Notes were issued pursuant to an indenture, dated September 22, 2020, between us and U.S. Bank National Association, as trustee. The net proceeds from this offering were $222.7 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us. We used $26.5 million of the net proceeds to pay the cost of the capped call transactions. Refer to Note 6—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the contingent consideration.
On April 1, 2024, we partially paid down the 2020 Convertible Senior Notes at prices below par and issued the 2024 Convertible Senior Notes (as defined below) with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029 as described below. The remaining portion that was not paid down on the 2020 Convertible Senior Notes is due on September 15, 2025.
Other Commitments
In January 2024, we renewed a cloud hosting agreement guaranteeing aggregate spend to a cloud hosting provider of $17.0 million each year over a three-year period.
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
In September 2024, we entered into an amended and restated Loan and Security Agreement, which amended and restated the original Loan and Security Agreement to consolidate the original agreement and all subsequent amendments thereto into a single document. In January 2025, we amended our 2018 Loan Facility to decrease our required minimum level of Adjusted EBITDA.
As of March 31, 2025, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of March 31, 2025.
In April 2025, we amended our 2018 Loan Facility to extend the maturity date of the loan to April 15, 2028.
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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
in thousands	2025	2024
Cash and cash equivalents — Beginning of period	$65,594	$91,830
Net cash used in operating activities	(6,706)	(17,617)
Net cash used in investing activities	(3,903)	(4,747)
Net cash (used in) provided by financing activities	(3,034)	28,321
Effect of exchange rates on cash and cash equivalents	95	(21)
Cash and cash equivalents — End of period	$52,046	$97,766
Operating Activities
Operating activities used $6.7 million of cash during the three months ended March 31, 2025, which reflected our Net Loss of $13.3 million, including $8.7 million of non-cash charges, offset by a $2.2 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets, amortization of financing costs charged to interest expense and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $8.2 million decrease in our Consumer Incentive liability, a $3.9 million decrease in Partner Share liability and a $0.1 million increase in prepaid expenses and other assets, partially offset by a $1.9 million increase in other accrued expense, a $7.5 million decrease in accounts receivable and a $0.6 million increase in accounts payable. These fluctuations are primarily driven by the quarterly seasonality of our business.

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
Investing Activities
Investing activities used $3.9 million and $4.7 million of cash during the three months ended March 31, 2025 and 2024, respectively. Our investing cash flows during the three months ended March 31, 2025 and 2024 primarily consisted of funds used for the purchases of technology hardware and capitalization of costs to develop internal-use software.
Financing Activities
Financing activities used $3.0 million of cash during the three months ended March 31, 2025, which consisted of cash paid pursuant to the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement.
Financing activities provided $28.3 million in cash during the three months ended March 31, 2024, consisted of an aggregate net proceeds of $48.6 million received pursuant to sales of our common stock in "at-the-market" offerings pursuant to the Equity Distribution Agreement, offset by $20.1 million in cash paid pursuant to the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, Revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis.
We believe that the assumptions and estimates associated with the evaluation of Revenue recognition criteria, including the determination of Revenue recognition as net versus gross in our Revenue arrangements, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, the assumptions used both in the initial valuation and ongoing impairment analysis of goodwill and acquired intangible assets of Bridg and Entertainment and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as it relates to our adoption of ASU 2020-06. Refer to Note 2 - Significant Account Policies and Recent Accounting Standards to our condensed consolidated financial statements for a description of the impact of our adoption of ASU 2020-06.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 7.50% plus 0.25%. In July 2024, we amended our 2018 Loan Facility, which decreased the interest rate to prime rate plus 0.125%. As of March 31, 2025, the prime rate was 7.50% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%. On April 1, 2024 we issued the 2024 Convertible Senior Notes bearing an interest rate of 4.25%.

Foreign Currency Exchange Risk
Both Revenue and operating expense of Cardlytics U.K. Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either Revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during the three months ended March 31, 2025 and 2024, our Revenue would have decreased by $0.6 million for each period. The overall impact to net loss would be partially mitigated by decreases in operating expense of $1.3 million and $1.4 million in the three months ended March 31, 2025 and 2024, respectively.
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

Risks Related to our Business and Industry
Unfavorable conditions, including inflationary pressure, or recently announced tariffs and other trade protection measures, in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of unfavorable changes in our industry or the global economy on us or our customers and potential customers. Negative or unstable conditions in the general economy, including conditions resulting from a global or domestic recession or the fear thereof, the imposition of tariffs in the United States and abroad, fluctuations in inflation and interest rates, changes in gross domestic product growth, financial and credit market fluctuations, political turmoil and regulatory changes, natural catastrophes, lower corporate earnings, reduction in business confidence and activity, warfare, including the Russia-Ukraine war and conflict in the Middle East, and terrorist attacks on the United States, Europe, the Asia-Pacific region, or elsewhere could cause a decrease in business and consumer spending, result in reduced committed marketing budgets from our marketers, and negatively affect the growth of our business and our results of operations. For example, in April 2025, the U.S. government announced a new universal baseline tariff of 10%, plus additional country-specific tariffs for select trading partners, on all U.S. imports. The ultimate impact of any tariffs will depend on various factors, including how long such tariffs remain in place, the ultimate levels and application of such tariffs and the extent to which other countries impose retaliatory tariffs. These conditions make it extremely difficult for marketers and us to accurately forecast and plan future business activities and could cause marketers to begin or continue to reduce or delay their marketing spending. Historically, economic downturns have resulted in overall reductions in marketing spending. If macroeconomic conditions deteriorate or are characterized by uncertainty or volatility, marketers may curtail or freeze spending on marketing in general and for services such as ours specifically, which could have a material and adverse impact on our business, financial condition and operating results.
In addition, our business may be materially and adversely affected by weak economic conditions in the industries that we serve. We have historically generated a substantial majority of our revenue from marketers in the restaurant, brick and mortar retail, telecommunications and cable industries, and have expanded into new industries such as everyday spend, specialty retail, restaurant, travel and entertainment. All of these industries have been negatively impacted by the imposition of tariffs, inflationary pressure and certain precautions taken to control inflationary pressure. We cannot predict the timing, strength or duration of any economic slowdown or recovery. In addition, even if the overall economy is robust, we cannot assure you that the market for services such as ours will experience growth or that we will experience growth.
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
•exposure related to our international operations and foreign currency exchange rates, including as a result of the impact of recently announced tariffs by the U.S. government;
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
Our revenue decreased 8.4% to $61.9 million during the three months ended March 31, 2025 from $67.6 million during the three months ended March 31, 2024. Our billings decreased 7.3% to $97.6 million during the three months ended March 31, 2025 from $105.2 million during the three months ended March 31, 2024. We may not be able to achieve or maintain year-over-year billings growth and may not see revenue growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including, but not limited to, slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue or achieve or maintain revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during three months ended March 31, 2025 and 2024 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
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
•election by our FI partners to use their Partner Share to fund their Consumer Incentives;
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
•decisions made by our FI partners to restrict us from pursuing certain marketers for their channels;
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
During the three months ended March 31, 2025 and 2024, our top three FI partners combined to account for over 80% and 90% respectively, of the total Partner Share we paid to all partners for each period, with the top FI partner representing over 50% for each period and the second and third largest FI partners each representing over 10% and 15%, respectively, of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
Our agreements with a substantial majority of our FI partners have three- to seven-year terms, but are generally terminable by the FI partner on 90 days or more prior notice. Additionally, our agreements with our FI partners generally do not require us to serve as their sole offer provider, or require our FI partners to publish any given offer on their channels, and they could therefore, reduce their reliance on our solutions during the term of the applicable agreement. Our FI Partners also have the ability to restrict us from pursuing certain marketers for their channels.
In April 2025, we received a written non-renewal notice from Bank of America, one of our top three FI partners, with respect to our services agreements by which we publish offers to Bank of America's customers. As a result, these agreements will expire pursuant to their terms as of July 31, 2025, provided that Bank of America has requested that we continue to provide uninterrupted operations under the services agreements for 180 days thereafter, i.e., through January 27, 2026, which period may be extended by mutual agreement of the parties. We and Bank of America are discussing potentially entering into a separate arrangement or agreement by which we would continue to publish offers to Bank of America's customers, but we cannot guarantee these discussions will result in any agreement or continuation of the partnership.
If we are unable to agree with Bank of America on the terms of a new arrangement or agreement, or if another FI partner does not renew its agreement or terminates its agreement with us, we would lose that FI partner as a source of purchase data and online banking customers. Our FI partners may elect to withhold from us or limit the use of their purchase data for many reasons, including:
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
To the extent that we breach or are alleged to have breached the terms of our agreement with any FI partner, or a disagreement arises with an FI partner regarding the interpretation of our contractual arrangements, which has occurred in the past and may occur again in the future, such FI partner may be more likely to cease providing us data, reduce its reliance on us, or terminate its agreement with us. The loss of any of Chase, Bank of America, Wells Fargo or any other significant FI partner, or their reduced reliance on us or our solutions, could significantly harm our business, results of operations and financial conditions.

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
If we fail to maintain our relationships with current FI partners or attract new FI partners or other supply partners, we may not be able to sufficiently grow our revenue, which could significantly harm our business, results of operations and financial condition.
Our ability to grow our revenue depends on our ability to maintain our relationships with current FI partners, both holistically and at the current level of service we provide them, and attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 10 largest financial institutions in the U.S., five of which are currently part of our network, while the balance of card spending is spread across thousands of smaller financial institutions. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to maintain our relationships with the large financial institutions that are currently part of our network and establish relationships with the large financial institutions and other potential supply partners that are not currently part of our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large financial institutions and other supply partners. If we are unable to maintain our relationships with current FI partners and attract new FI partners and other supply partners, our business, results of operations and financial condition could be significantly harmed, and we may fail to capture a material portion of the native bank advertising market opportunity.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the three months ended March 31, 2025 and 2024, our top five marketers accounted for 19% and 21% of our Revenue, respectively, with no marketer accounting for over 10%. As of March 31, 2025 and 2024, our top five marketers accounted for 17% and 21% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
We have incurred annual net losses since inception and expect to incur net losses in certain periods in the future. During the three months ended March 31, 2025 and 2024, our net loss was $13.3 million and $24.3 million, respectively. We had an accumulated deficit of $1.3 billion as of March 31, 2025. We have never achieved net income on an annual basis, and we do not know if we will be able to achieve or sustain net income. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth as well. Our ability to achieve and sustain net income is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain net income.

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
As of March 31, 2025, we had 440 full-time employees. We may further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation.
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
During the three months ended March 31, 2025 and 2024, we derived 8.9% and 7.5%, respectively, of our revenue from outside the U.S. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the U.K. have significantly restricted the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt, or have already adopted, similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and U.K. to the U.S. in compliance with law, such as the EEA standard contractual clauses and U.K.'s International Data Transfer Agreement, and the EU-U.S. Data Privacy Framework and the U.K. extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the U.K., or other jurisdictions to the U.S., or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of the EEA for allegedly violating GDPR's cross-border data transfer limitations.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $1.22 to an intraday high of $161.47 through May 7, 2025. Factors that may affect the market price of our common stock include:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
None.
Recent Issuances of Unregistered Securities
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Assumption Agreement and Second Amendment to Loan and Security Agreement, dated as of January 27, 2025, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender	10-K	001-38386	10.38	3/12/2025
10.2	Assumption Agreement and Third Amendment to Loan and Security Agreement, dated as of March 26, 2025, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender					X
10.3	Assumption Agreement and Fourth Amendment to Loan and Security Agreement, dated as of April 16, 2025, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	Inline XBRL Taxonomy Schema with Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	May 7, 2025	By:	/s/ Amit Gupta
Amit Gupta
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Alexis DeSieno
Alexis DeSieno
Chief Financial Officer (Principal Financial and Accounting Officer)