Form 10-Q
period 2025-06-30
Cardlytics, Inc.
filed 2025-08-06
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2025, there were 53,236,901 shares outstanding of the registrant’s common stock, par value $0.0001.

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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$46,745	$65,594
Accounts receivable and contract assets, net	93,189	103,252
Other receivables	3,431	3,801
Prepaid expenses and other assets	7,035	5,336
Total current assets	150,400	177,983
Long-term assets:
Property and equipment, net	2,389	2,596
Right-of-use assets under operating leases, net	4,633	6,341
Intangible assets, net	8,462	11,371
Goodwill	159,429	159,429
Capitalized software development costs, net	34,415	33,341
Other long-term assets, net	1,406	1,650
Total assets	$361,134	$392,711
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,945	$3,689
Accrued liabilities:
Accrued compensation	7,244	5,494
Accrued expenses	6,457	7,175
Partner Share liability	27,196	32,479
Consumer Incentive liability	35,996	45,513
Short-term debt	46,009	45,863
Deferred revenue	3,103	2,154
Current operating lease liabilities	1,199	2,025
Current contingent consideration	—	4,563
Total current liabilities	129,149	148,955
Long-term liabilities:
Convertible senior notes, net	168,289	167,729
Long-term operating lease liabilities	4,915	6,034
Long-term deferred revenue	75	—
Total liabilities	$302,428	$322,718
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, 52,994 and 51,257 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$10	$10
Additional paid-in capital	1,385,465	1,366,958
Accumulated other comprehensive (loss) income	(3,628)	3,601
Accumulated deficit	(1,323,141)	(1,300,576)
Total stockholders’ equity	58,706	69,993
Total liabilities and stockholders’ equity	$361,134	$392,711
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$63,249	$69,636	$125,147	$137,244
Costs and expenses:
Partner Share and other third-party costs	27,103	33,258	56,553	63,801
Delivery costs	6,883	7,661	14,171	13,834
Sales and marketing expense	11,335	14,025	24,089	28,143
Research and development expense	11,295	13,470	23,001	26,518
General and administrative expense	12,905	16,151	26,683	30,636
Acquisition, integration and divestiture costs	—	162	—	162
Change in contingent consideration	42	(5,808)	102	9
Loss (gain) on disposal or divestiture	200	—	(5,150)	—
Depreciation and amortization expense	6,275	6,529	12,566	12,779
Total costs and expenses	76,038	85,448	152,015	175,882
Operating Loss	(12,789)	(15,812)	(26,868)	(38,638)
Other income (expense):
Interest expense, net	(1,943)	(1,561)	(3,773)	(2,380)
Foreign currency gain (loss)	5,449	99	8,076	(531)
Gain on debt extinguishment	—	13,017	—	13,017
Total other income	3,506	11,555	4,303	10,106
Loss before income taxes	(9,283)	(4,257)	(22,565)	(28,532)
Net Loss	$(9,283)	$(4,257)	$(22,565)	$(28,532)
Net Loss per share, basic and diluted	$(0.18)	$(0.09)	$(0.43)	$(0.62)
Weighted-average common shares outstanding, basic and diluted	52,750	49,056	52,309	46,168
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Loss	$(9,283)	$(4,257)	$(22,565)	$(28,532)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(4,874)	(94)	(7,229)	486
Total Comprehensive Loss	$(14,157)	$(4,351)	$(29,794)	$(28,046)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Six Months Ended June 30, 2025:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2024	51,257	$10	$1,366,958	$3,601	$(1,300,576)	$69,993
Stock-based compensation	—	—	18,060	—	—	18,060
Settlement of restricted stock	1,474	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	263	—	447	—	—	447
Other comprehensive loss	—	—	—	(7,229)	—	(7,229)
Net Loss	—	—	—	—	(22,565)	(22,565)
Balance – June 30, 2025	52,994	$10	$1,385,465	$(3,628)	$(1,323,141)	$58,706

Three Months Ended June 30, 2025:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2025	52,175	$10	$1,376,692	$1,246	$(1,313,858)	$64,090
Stock-based compensation	—	—	8,326	—	—	8,326
Settlement of restricted stock	556	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	263	—	447	—	—	447
Other comprehensive loss	—	—	—	(4,874)	—	(4,874)
Net Loss	—	—	—	—	(9,283)	(9,283)
Balance – June 30, 2025	52,994	$10	$1,385,465	$(3,628)	$(1,323,141)	$58,706

See notes to the condensed consolidated financial statements

Six Months Ended June 30, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798
Exercise of common stock options	3	—	5	—	—	5
Stock-based compensation	—	—	26,099	—	—	26,099
Settlement of restricted stock	1,929	—	—	—	—	—
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	3,592	—	27,451	—	—	27,451
Issuance of common stock, net of issuance costs - ATM Offering Program (as defined below)	3,908	—	48,151	—	—	48,151
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	242	—	1,461	—	—	1,461
Termination of capped calls related to 2020 Convertible Senior Notes	—	—	115	—	—	115
Other comprehensive income	—	—	—	486	—	486
Net Loss	—	—	—	—	(28,532)	(28,532)
Balance – June 30, 2024	49,402	$9	$1,346,876	$2,953	$(1,139,804)	$210,034

Three Months Ended June 30, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – March 31, 2024	48,174	$9	$1,331,628	$3,047	$(1,135,547)	$199,137
Stock-based compensation	—	—	13,843	—	—	13,843
Settlement of restricted stock	986	—	—	—	—	—
Issuance of common stock, net of issuance costs - ATM Offering Program (as defined below)	—	—	(171)	—	—	(171)
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	242	—	1,461	—	—	1,461
Termination of capped calls related to 2020 Convertible Senior Notes	—	—	115	—	—	115
Other comprehensive loss	—	—	—	(94)	—	(94)
Net Loss	—	—	—	—	(4,257)	(4,257)
Balance – June 30, 2024	49,402	$9	$1,346,876	$2,953	$(1,139,804)	$210,034

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net Loss	$(22,565)	$(28,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	1,833	3,761
Depreciation and amortization	12,566	12,779
Amortization of financing costs charged to interest expense	804	850
Amortization of right-of-use assets	1,274	1,072
Gain on disposal or divestiture	(5,150)	—
Gain on debt extinguishment	—	(13,017)
Stock-based compensation expense	16,195	23,629
Change in contingent consideration	102	9
Other non-cash (income) expense, net	(8,076)	663
Change in operating assets and liabilities:
Accounts receivable	10,165	14,783
Prepaid expenses and other assets	(1,625)	(393)
Accounts payable	(1,837)	810
Other accrued expenses	920	(7,253)
Partner Share liability	(5,913)	(15,114)
Consumer Incentive liability	(4,174)	(7,234)
Net cash used in operating activities	(5,481)	(13,188)
Investing activities
Acquisition of property and equipment	(441)	(932)
Capitalized software development costs	(8,320)	(8,673)
Business divestiture and acquisitions, net of cash acquired	200	202
Net cash used in investing activities	(8,561)	(9,403)
Financing activities
Settlement of contingent consideration	(5,000)	(14,166)
Principal payments of the 2018 Line of Credit	—	(30,000)
Principal payments of 2020 Convertible Senior Notes	—	(169,291)
Proceeds from issuance of 2024 Convertible Senior Notes	—	172,500
Proceeds from termination of capped calls related to convertible notes	—	115
Proceeds from issuance of common stock	—	48,634
Equity issuance costs	—	(190)
Debt issuance costs	(93)	(5,568)
Net cash (used in) provided by financing activities	(5,093)	2,034
Effect of exchange rates on cash and cash equivalents	286	(25)
Net decrease in cash and cash equivalents	(18,849)	(20,582)
Cash and cash equivalents — Beginning of period	65,594	91,830
Cash and cash equivalents — End of period	$46,745	$71,248
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,941	$2,202
Amounts accrued for property and equipment	$—	$378
Amounts accrued for capitalized software development costs	$134	$150
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	$—	$27,451
Amounts accrued for debt issuance costs	$—	$354

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
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. The Company is evaluating the provisions of the bill but does not expect the impact to be material.
2025 Equity Incentive Plan
On May 20, 2025, at our 2025 Annual Meeting of Stockholders (the "2025 Annual Meeting"), our stockholders approved the Cardlytics, Inc. 2025 Equity Incentive Plan (the "2025 Plan"). The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2025 Plan will not exceed 15,722,908 shares, which is the sum of (i) 10,000,000 new shares, (ii) the number of shares reserved, and remaining available for issuance, under our 2018 Equity Incentive Plan, and (iii) the number of shares subject to stock options or other stock awards granted under our 2008 Stock Plan or 2018 Equity Incentive Plan that would have otherwise returned to our 2018 Equity Incentive Plan (such as upon the expiration or termination of a stock award prior to vesting). The 2025 Plan was previously approved, subject to stockholder approval, by our Board of Directors. The 2025 Plan became effective immediately upon stockholder approval at the 2025 Annual Meeting.
Reduction in Force
During the three months ended June 30, 2025, we implemented certain cost savings measures and incurred one-time costs of approximately $1.5 million in connection with these measures.
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
Disposals and Divestitures
The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, we recorded a gain on disposal or divestiture of $5.2 million due to the derecognition of the wallet liability associated with the Dosh app within the condensed consolidated statement of operations.
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustments. The resulting loss on sale of $6.6 million is recorded within "Loss on divestiture" within the condensed consolidated statement of operations. As of December 31, 2024 and June 30, 2025, we received $0.6 million and $0.2 million of cash from escrow, respectively, and we classified the receipt of cash within investing activities within the condensed consolidated statement of cash flows. During the year ended December 31, 2024, we also recorded a $0.1 million divestiture expense associated with the net working capital adjustment.
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
On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. We subsequently paid the Stockholder Representative $3.0 million in cash on January 29, 2025 and $2.0 million in cash on June 25, 2025. There are no further payments due under the Settlement Agreement. Refer to Note 8—Fair Value Measurements for further information about the Bridg acquisition and related contingent consideration.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets of Bridg, valuation of long-lived assets, goodwill valuation, income tax including valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.

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
3.     GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
Goodwill is tested annually for impairment, unless certain triggering events require an interim impairment analysis, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events and changes. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. Our reporting units consist of the Cardlytics platform in the U.S., the Cardlytics platform in the U.K. and the Bridg platform. There is no goodwill recorded within the Cardlytics platform in the U.K or the Bridg platform.

There have been no changes to the carrying amounts of goodwill since December 31, 2024. The carrying amounts of goodwill as of June 30, 2025 were as follows (in thousands):

	Cardlytics Platform	Bridg Platform	Consolidated
Gross goodwill	$159,429	$117,773	$277,202
Accumulated impairments	—	(117,773)	(117,773)
Goodwill	$159,429	$—	$159,429
We have assessed the triggering events criteria along with related conditions and developments as of June 30, 2025. We have determined that none of the conditions collectively constitute a triggering event. As such, we have determined that it is not more likely than not that the carrying values of our reporting units exceed their respective fair values, and an impairment test was not required as of June 30, 2025. However, the Cardlytics platform in the U.S. is susceptible to future impairment risk, and future changes in assumptions or deterioration in company specific factors or market conditions, such as adverse developments from the imposition of tariffs in the United States and abroad could result in an impairment.
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
2025 Acquired Intangibles
Acquired intangible assets subject to amortization as of June 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$49,873	$(43,249)	$6,624	2.0
Merchant relationships	21,930	(20,092)	1,838	0.9
Total other intangible assets	$71,803	$(63,341)	$8,462
2024 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Developed technology	63,621	(41,442)	(13,748)	8,431	2.5
Merchant relationships	21,930	(18,989)	—	2,941	1.4
Total other intangible assets	$85,551	$(60,432)	$(13,748)	$11,371
Amortization expense of acquired intangibles during the three months ended June 30, 2025 and 2024 was $1.5 million and $2.8 million, respectively. Amortization expense of acquired intangibles during the six months ended June 30, 2025 and 2024 was $2.9 million and $5.6 million, respectively.

As of June 30, 2025, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2025 (remaining six months)	2,910
2026	4,348
2027	1,204
2028	—
Thereafter	—
Total expected future amortization expense	$8,462
4.     REVENUE
The Cardlytics platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive (collectively, "Consumer Incentives") to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases. Leveraging our platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $40.8 million during each of the three months ended June 30, 2025 and 2024. Consumer Incentives totaled $76.5 million and $78.4 million during the six months ended June 30, 2025 and 2024, respectively. We pay certain partners a negotiated and fixed percentage of our Billings to marketers less any Consumer Incentives that we pay to partners' customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
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

The following table summarizes Revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Served based pricing	$21,397	$40,506	$46,308	$80,537
Engagement based pricing	35,893	21,447	66,572	42,954
Other Revenue(1)	751	2,049	1,596	2,744
Cardlytics Platform Revenue	$58,041	$64,002	$114,476	$126,235
(1)Other Revenue during the three and six months ended June 30, 2025 and 2024 primarily includes pricing models that do not relate to served based pricing and engagement based pricing, which includes new pricing models that we are exploring and hosting fees that we charge our FI partners to support the costs required to host our services.
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
The following table summarizes Revenue from the Bridg platform (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Bridg Platform Revenue	$5,208	$5,634	$10,671	$11,009

The following table summarizes contract balances from the Bridg platform (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	June 30, 2025	December 31, 2024
Contract assets, current	Accounts receivable and contract assets, net	$191	$232
Total contract assets		$191	$232

Contract liabilities, current	Deferred revenue	$3,103	$2,154
Contract liabilities, long-term	Long-term deferred revenue	75	—
Total contract liabilities		$3,178	$2,154
During the six months ended June 30, 2025, we recognized $1.0 million of Revenue related to amounts that were included in Deferred revenue as of December 31, 2024.
The following information represents the total transaction price for the remaining performance obligations as of June 30, 2025 related to contracts expected to be recognized over future periods. This includes Deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as Revenue in future periods. As of June 30, 2025, we had $25.1 million of remaining performance obligations through June 2028, of which $11.9 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.

5.     LEASES
We have various non-cancellable operating and finance leases for our office spaces and operational assets with lease periods expiring between 2025 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	June 30, 2025	December 31, 2024
Operating lease assets	Right-of-use assets under operating leases, net	$4,633	$6,341
Total lease assets		4,633	6,341

Operating lease liabilities, current	Current operating lease liabilities	1,199	2,025
Operating lease liabilities, long-term	Long-term operating lease liabilities	4,915	6,034
Total lease liabilities		$6,114	$8,059
6.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
2024 Convertible Senior Notes, net	168,289	167,729
2020 Convertible Senior Notes, net	46,009	45,863
Total debt	$214,298	$213,592
Accrued interest is included within accrued expenses in our consolidated balance sheet. We had accrued interest related to our 2024 Convertible Senior Notes and 2020 Convertible Senior Notes (as defined below) of $2.0 million as of June 30, 2025 and December 31, 2024. During the three months ended June 30, 2025 and June 30, 2024, interest expense, net is reflected on the consolidated statements of operations consisted of interest expense of $2.4 million and $2.4 million and interest income of $0.4 million and $0.9 million, respectively. During the six months ended June 30, 2025 and June 30, 2024, interest expense, net is reflected on the consolidated statements of operations consisted of interest expense of $4.7 million and $4.2 million, respectively, and interest income of $1.0 million and $1.8 million, respectively.
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
The net carrying amount of the liability component of the 2024 Convertible Senior Notes is as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal	$172,500	$172,500
Minus:
Unamortized issuance costs	(4,211)	$(4,771)
Net carrying amount	$168,289	$167,729

Interest expense recognized related to the 2024 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense (due in cash)	$1,833	$1,812	$3,666	$1,812
Amortization of debt issuance costs	281	277	561	277
Total interest expense related to the 2024 Convertible Senior Notes	$2,114	$2,089	$4,227	$2,089
Effective interest rate	4.90%	4.84%	4.90%	4.84%
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
The 2020 Convertible Senior Notes are general senior, unsecured obligations and will mature on September 15, 2025, unless earlier converted, redeemed or repurchased. The 2020 Convertible Senior Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. The 2020 Convertible Senior Notes were convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding June 15, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2020 Convertible Senior Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price (as defined in the 2020 Indenture) per $1,000 principal amount of the 2020 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the 2020 Convertible Senior Notes on each such trading day; (3) if we call such 2020 Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events as set forth in the 2020 Indenture. The closing trading price of our common stock was not in excess of 130% of the conversion price for more than 20 trading days during the preceding 30 consecutive trading days as of June 30, 2025, and thus the 2020 Convertible Senior Notes were not convertible at the option of the holders during the quarter ending June 30, 2025 based on the stock price conditions. Following June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2020 Convertible Senior Notes may convert all or any portion of their 2020 Convertible Senior Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in the manner and subject to the terms and conditions provided in the 2020 Indenture.
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
The net carrying amount of the liability component of the 2020 Convertible Senior Notes is as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal	$46,070	$46,070
Minus:
Unamortized issuance costs	(61)	(207)
Net carrying amount of the liability component	$46,009	$45,863

Interest expense recognized related to the 2020 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense (due in cash)	$115	$115	$230	$690
Amortization of debt issuance costs	73	73	146	438
Total interest expense related to the 2020 Convertible Senior Notes	$188	$188	$376	$1,128
Effective interest rate	1.64%	1.64%	1.64%	1.64%
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
In July 2024, we amended our 2018 Loan Facility, which increased the ability to borrow up to 85% of the amount of our U.S. eligible accounts receivable and 30% of the amount of our U.K. eligible accounts receivable, decreased our required minimum level of Adjusted EBITDA, and decreased the interest rate to prime rate plus 0.125%. The amendment also establishes a reserve in an amount equal to a percentage of the amount needed to retire the outstanding 2020 Convertible Senior Notes. The amendment also includes extension of the maturity date of the loan to July 31, 2026.
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
As of June 30, 2025, we incurred $0.1 million of interest expense associated with the 2018 Loan Facility.
As of June 30, 2025, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of June 30, 2025.
On August 5, 2025, we borrowed $50.0 million against the 2018 Line of Credit. Following this drawdown, $10.0 million of unused available borrowings remains available under our 2018 Line of Credit as of August 5, 2025.

7.     STOCK-BASED COMPENSATION
On May 20, 2025, at the 2025 Annual Meeting our stockholders approved the 2025 Plan. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2025 Plan will not exceed 15,722,908 shares, which is the sum of (i) 10,000,000 new shares, (ii) the number of shares reserved, and remaining available for issuance, under our 2018 Equity Incentive Plan ("2018 Plan"), and (iii) the number of shares subject to stock options or other stock awards granted under our 2008 Stock Plan ("2008 Plan") or 2018 Plan that would have otherwise returned to our 2018 Plan (such as upon the expiration or termination of a stock award prior to vesting). The 2025 Plan was previously approved, subject to stockholder approval, by our Board of Directors. The 2025 Plan became effective immediately upon stockholder approval at the 2025 Annual Meeting.
The 2018 Plan became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Plan. Any awards granted under the 2008 Plan and the 2018 Plan remain subject to the terms of our 2008 Plan and 2018 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2025 Plan. As of June 30, 2025, there were 8,972,500 shares of our common stock reserved for issuance under our 2025 Plan.
On July 18, 2022, our Board of Directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board of Directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. On November 6, 2024, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 2,500,000 shares of our common stock. As of June 30, 2025, there were 2,545,749 shares available under the 2022 Inducement Plan.

The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Delivery costs	$464	$721	$1,001	$1,364
Sales and marketing expense	1,072	2,903	3,150	6,044
Research and development expense	3,165	4,633	5,939	8,583
General and administrative expense	2,800	4,387	6,105	7,638
Total stock-based compensation expense	$7,501	$12,644	$16,195	$23,629
During the six months ended June 30, 2025 and 2024, we capitalized $1.9 million and $2.5 million of stock-based compensation expense for software development, respectively.
Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2024	4,507	$13.20	1.20	$43,710
Granted	4,969	2.19
Vested	(1,475)	14.40
Forfeited	(736)	13.99
Unvested — June 30, 2025	7,265	$5.56	0.98	$26,740
During the six months ended June 30, 2025, we granted 4,969,380 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to June 30, 2025, we granted 1,881,088 RSUs to employees and non-employee directors, which have a two-year vesting period. Unamortized stock-based compensation expense related to these RSUs totaled $3.3 million.
Performance-based RSUs
In June 2025 and March 2025, we granted 442,500 and 95,625 PSUs, respectively, which will vest at the achievement of specific stock price hurdles for at least 20 consecutive trading days at market close between April 1, 2025 and April 1, 2028; provided, however, that in the event that the applicable triggering stock price is met prior to April 1, 2026, such vesting will not occur until April 1, 2026.
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
As of December 31, 2024, 534,912 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2028, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 500,000 shares on January 1, 2025. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. As of June 30, 2025, 771,739 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. During the three months ended June 30, 2025, we issued 263,173 shares under the 2018 ESPP.

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
Included in the fair value table are cash equivalents and contingent consideration. Cash equivalents are comprised of money market funds and U.S. treasury bills stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. The fair value of cash equivalents are as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$24,499	$—	$—	$24,499
US Treasury Bills	2,993	—	—	2,993
Total cash equivalents at fair value	$27,492	$—	$—	$27,492

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$32,332	$—	$—	$32,332
US Treasury Bills	13,450	—	—	13,450
Total cash equivalents at fair value	$45,782	$—	$—	$45,782
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
On January 25, 2024, we entered into the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. We subsequently paid the Stockholder Representative $3.0 million in cash on January 29, 2025 and $2.0 million in cash on June 25, 2025. There are no further payments due under the Settlement Agreement as of June 30, 2025.
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
10.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the six months ended June 30, 2025 and 2024 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of June 30, 2025 and 2024 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	June 30,
	2025	2024
Common stock options	49	58
2020 Convertible Senior Notes	541	541
2024 Convertible Senior Notes	9,573	9,573
Unvested restricted stock units	7,265	5,997
Common stock issuable pursuant to the 2018 ESPP	232	69

11.     SEGMENTS
As of June 30, 2025, we have three operating segments: the Cardlytics platform in the U.S. and U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Adjusted Contribution. Our CODM uses Adjusted Contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. We view Adjusted Contribution as an important operating measure of our financial results. We believe that Adjusted Contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board of Directors. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs is also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies. Refer to Note 4—Revenue for further information.
The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cardlytics platform
Revenue	$58,041	$64,002	$114,476	$126,235
Minus: Adjusted Partner Share	25,831	31,774	53,896	61,337
Minus: Other third-party costs(1)	890	1,091	1,929	1,940
Adjusted Contribution	$31,320	$31,137	$58,651	$62,958
Bridg platform
Revenue	$5,208	$5,634	$10,671	$11,009
Minus: Adjusted Partner Share	—	—	—	—
Minus: Other third-party costs(1)	382	393	728	524
Adjusted Contribution	$4,826	$5,241	$9,943	$10,485
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

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted Contribution	$36,146	$36,378	$68,594	$73,443
Minus:
Delivery costs	6,883	7,661	14,171	13,834
Sales and marketing expense	11,335	14,025	24,089	28,143
Research and development expense	11,295	13,470	23,001	26,518
General and administrative expense	12,905	16,151	26,683	30,636
Acquisition, integration and divestiture costs	—	162	—	162
Change in contingent consideration	42	(5,808)	102	9
Loss (gain) on disposal or divestiture	200	—	(5,150)	—
Depreciation and amortization expense	6,275	6,529	12,566	12,779
Total other expense	(3,506)	(11,555)	(4,303)	(10,106)
Loss before income taxes	$(9,283)	$(4,257)	$(22,565)	$(28,532)
The following tables provide geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
United States	$56,086	$64,086	$112,475	$126,620
United Kingdom	7,163	5,550	12,672	10,624
Total	$63,249	$69,636	$125,147	$137,244

	June 30, 2025	December 31, 2024
Property and equipment, net:
United States	$2,310	$2,530
United Kingdom	79	66
Total	$2,389	$2,596
Capital expenditures within the United States totaled $0.4 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. Capital expenditures within the United Kingdom totaled less than $0.1 million for each period during the six months ended June 30, 2025 and 2024.
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
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the six months ended June 30, 2025 and 2024, our top five marketers accounted for 19% and 15% of our Revenue, respectively, with no marketer accounting for over 10%. As of June 30, 2025 and 2024, our top five marketers accounted for 27% and 15% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
During the six months ended June 30, 2025 and 2024, our top three FI partners combined to account for over 80% and 90% respectively, of the total Partner Share we paid to all partners for each period, with the top FI partner representing over 50% for each period and the second and third largest FI partners each representing over 10% and 15%, respectively, of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
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
On July 7, 2025, we entered into a Fourth Amendment (the "Fourth Amendment") to Schedule #1 of the Master Agreement, as previously amended (the "Master Agreement"), with JPMorgan Chase Bank, National Association. The Fourth Amendment extends the term of the Master Agreement until November 18, 2028, and further amends provisions related to Supplier Billings Share, Incentive Bonus, Quality Credits, and certain other matters. Pursuant to the Fourth Amendment, among other items, the parties agreed to reduce the Supplier Billings Share beginning on January 1, 2026, although the Supplier Billings Share, or the portion of Billings retained by the Company, remains higher than it was prior to the Third Amendment to Schedule #1 of the Master Agreement.

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
Key Performance Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands except ACPU amounts	2025	2024	2025	2024
Cardlytics MQUs	224,464	188,816	219,677	190,011
Cardlytics ACPU	$0.14	$0.16	$0.27	$0.33
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	#	%	2025	2024	#	%
Cardlytics MQUs	224,464	188,816	35,648	19	219,677	190,011	29,666	14
During the three months ended June 30, 2025, Cardlytics MQUs increased by 35.6 million compared to the three months ended June 30, 2024 primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and new FI partners in the U.S.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Cardlytics ACPU	$0.14	$0.16	$(0.02)	(13)	$0.27	$0.33	$(0.06)	(22)
Key Financial Metrics (Including Non-GAAP Metrics)

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2025	2024	2025	2024
Revenue	$63,249	$69,636	$125,147	$137,244
Consumer Incentives	$40,799	$40,753	$76,480	$78,362
Billings	$104,048	$110,389	$201,627	$215,606
Gross Profit	$29,263	$28,717	$54,423	$59,609
Adjusted Contribution	$36,146	$36,378	$68,594	$73,443
Net Loss	$(9,283)	$(4,257)	$(22,565)	$(28,532)
Adjusted EBITDA	$2,703	$(2,285)	$(1,681)	$(2,059)
Adjusted Net Loss	$(7,008)	$(7,590)	$(18,059)	$(11,644)
Net cash provided by (used in) operating activities	$1,227	$4,430	$(5,481)	$(13,188)
Free Cash Flow	$(3,431)	$(428)	$(14,242)	$(22,793)

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
Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before interest expense, net; depreciation and amortization; stock-based compensation expense; foreign currency (gain) loss; gain on debt extinguishment; acquisition, integration and divestiture costs; loss (gain) on disposal or divestiture; change in contingent consideration; reduction in force; and, in applicable periods, certain other income and expense items, such as impairment of goodwill and intangible assets; income tax benefit; and deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, and foreign currency (gain) loss are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate Adjusted EBITDA.
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

Adjusted Net Loss
We define Adjusted Net Loss as our Net Loss before stock-based compensation expense; foreign currency (gain) loss; gain on debt extinguishment; acquisition, integration and divestiture costs; amortization of acquired intangibles; loss (gain) on disposal or divestiture; change in contingent consideration; reduction in force; and, in applicable periods, certain other income and expense items, such as impairment of goodwill and intangible assets and income tax benefit. We define Adjusted Net Loss per share as Adjusted Net Loss divided by our weighted-average common shares outstanding, diluted.
Free Cash Flow
We define Free Cash Flow as net cash provided by (used in) operating activities, plus acquisition of property and equipment and capitalized software development costs and, in applicable periods, acquisition of patents. We believe free cash flow is useful to measure the funds generated in a given period that are available for distribution or to sustain the business. We believe this supplemental information enhances stockholders' ability to evaluate our performance.
Results of Non-GAAP Measures
Billings

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Billings	$104,048	$110,389	$(6,341)	(6)	$201,627	$215,606	$(13,979)	(6)
During the three months ended June 30, 2025, Billings decreased by $6.3 million compared to the three months ended June 30, 2024, primarily driven by a $8.6 million decrease in net sales to existing marketers, partially offset by an increase of $2.3 million in sales to new marketers.
During the six months ended June 30, 2025, Billings decreased by $14.0 million compared to the six months ended June 30, 2024, primarily driven by a $27.0 million decrease in net sales to existing marketers, partially offset by an increase of $13.0 million in sales to new marketers.
In the near term, we expect our Billings to decrease compared to applicable prior year periods, primarily related to our largest FI partner recently restricting us from publishing offers for certain marketers on its channels. We expect that these restrictions will impact our ability to grow marketing budgets for these selected advertisers, and in many cases will cause the marketing budgets for these selected advertisers to decrease significantly. We intend to work with our other FI partners to shift such marketers to other channels.
The following table presents a reconciliation of Billings to Revenue, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2025	2024	2025	2024
Consolidated
Revenue	$63,249	$69,636	$125,147	$137,244
Plus:
Consumer Incentives	40,799	40,753	76,480	78,362
Billings	$104,048	$110,389	$201,627	$215,606
Cardlytics platform
Revenue	$58,041	$64,002	$114,476	$126,235
Plus:
Consumer Incentives	40,799	40,753	76,480	78,362
Billings	$98,840	$104,755	$190,956	$204,597
Bridg platform
Revenue	$5,208	$5,634	$10,671	$11,009
Plus:
Consumer Incentives	—	—	—	—
Billings	$5,208	$5,634	$10,671	$11,009

Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2025	2024	2025	2024
Revenue	$63,249	$69,636	$125,147	$137,244
Minus:
Partner Share and other third-party costs	27,103	33,258	56,553	63,801
Delivery costs(1)	6,883	7,661	14,171	13,834
Gross Profit	29,263	28,717	54,423	59,609
Plus:
Delivery costs(1)	6,883	7,661	14,171	13,834
Adjusted Contribution	$36,146	$36,378	$68,594	$73,443
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.5 million and $0.7 million during the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense recognized in consolidated delivery costs totaled $1.0 million and $1.4 million during the six months ended June 30, 2025 and 2024, respectively.
Adjusted EBITDA
The following table presents a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2025	2024	2025	2024
Net Loss	$(9,283)	$(4,257)	$(22,565)	$(28,532)
Plus:
Interest expense, net	1,943	1,561	3,773	2,380
Depreciation and amortization	6,275	6,529	12,566	12,779
Stock-based compensation expense	7,501	12,644	16,195	23,629
Foreign currency (gain) loss	(5,449)	(99)	(8,076)	531
Gain on debt extinguishment	—	(13,017)	—	(13,017)
Acquisition, integration and divestiture costs	—	162	—	162
Loss (gain) on disposal or divestiture	200	—	(5,150)	—
Change in contingent consideration	42	(5,808)	102	9
Reduction in force	1,474	—	1,474	—
Adjusted EBITDA	$2,703	$(2,285)	$(1,681)	$(2,059)

Adjusted Net Loss
The following table presents a reconciliation of Adjusted Net Loss to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2025	2024	2025	2024
Net Loss	$(9,283)	$(4,257)	$(22,565)	$(28,532)
Plus:
Stock-based compensation expense	7,501	12,644	16,195	23,629
Foreign currency (gain) loss	(5,449)	(99)	(8,076)	531
Gain on debt extinguishment	—	(13,017)	—	(13,017)
Acquisition, integration and divestiture costs	—	162	—	162
Amortization of acquired intangibles	1,455	2,785	2,909	5,574
Loss (gain) on disposal or divestiture	200	—	(5,150)	—
Change in contingent consideration	42	(5,808)	102	9
Reduction in force	$(1,474)	$—	$(1,474)	$—
Adjusted Net Loss	$(7,008)	$(7,590)	$(18,059)	$(11,644)
Weighted-average number of shares of common stock used in computing Adjusted Net Loss per share:
Weighted-average common shares outstanding, diluted	52,750	49,056	52,309	46,168
Adjusted Net Loss per share, diluted	$(0.13)	$(0.15)	$(0.35)	$(0.25)
Free Cash Flow
The following is a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$1,227	$4,430	$(5,481)	$(13,188)
Plus:
Acquisition of property and equipment	(322)	(281)	(441)	(932)
Capitalized software development costs	(4,336)	(4,577)	(8,320)	(8,673)
Free Cash Flow	$(3,431)	$(428)	$(14,242)	$(22,793)
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
Foreign Currency Gain (Loss)
Foreign currency gain (loss) consists primarily of gains and losses on foreign currency transactions.
Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$63,249	$69,636	$125,147	$137,244
Costs and expenses:
Partner Share and other third-party costs	27,103	33,258	56,553	63,801
Delivery costs	6,883	7,661	14,171	13,834
Sales and marketing expense	11,335	14,025	24,089	28,143
Research and development expense	11,295	13,470	23,001	26,518
General and administrative expense	12,905	16,151	26,683	30,636
Acquisition, integration and divestiture costs	—	162	—	162
Change in contingent consideration	42	(5,808)	102	9
Loss (gain) on disposal or divestiture	200	—	(5,150)	—
Depreciation and amortization expense	6,275	6,529	12,566	12,779
Total costs and expenses	76,038	85,448	152,015	175,882
Operating Loss	(12,789)	(15,812)	(26,868)	(38,638)
Other income (expense):
Interest expense, net	(1,943)	(1,561)	(3,773)	(2,380)
Foreign currency gain (loss)	5,449	99	8,076	(531)
Gain on debt extinguishment	—	13,017	—	13,017
Total other income	3,506	11,555	4,303	10,106
Net Loss	$(9,283)	$(4,257)	$(22,565)	$(28,532)
Net Loss per share, basic and diluted	$(0.18)	$(0.09)	$(0.43)	$(0.62)
Weighted-average common shares outstanding, basic and diluted	52,750	49,056	52,309	46,168

Comparison of Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Billings	$104,048	$110,389	$(6,341)	(6)%	$201,627	$215,606	$(13,979)	(6)%
Consumer Incentives	40,799	40,753	46	—	76,480	78,362	(1,882)	(2)
Revenue	$63,249	$69,636	$(6,387)	(9)%	$125,147	$137,244	$(12,097)	(9)%
% of Billings	61%	63%			62%	64%
The $6.4 million decrease in Revenue during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was comprised of a $6.3 million decrease in Billings and a less than $0.1 million increase in Consumer Incentives. Consumer Incentives increased as opposed to decrease in Billings during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due strategic decisions to drive incremental performance for our advertisers.
The $12.1 million decrease in Revenue during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was comprised of a $14.0 million decrease in Billings and a $1.9 million decrease in Consumer Incentives. Consumer Incentives decreased at a lower rate than Billings during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due strategic decisions to drive incremental performance for our advertisers.
Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Partner Share and other third-party costs	$27,103	$33,258	$(6,155)	(19)%	$56,553	$63,801	$(7,248)	(11)%
% of Revenue	43%	48%			45%	46%
Partner Share and other third-party costs decreased by $6.2 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by lower top line billings and changes in Partner mix.
Partner Share and other third-party costs decreased by $7.2 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by lower top line billings and changes in Partner mix.
Delivery Costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Delivery costs excluding stock-based compensation expense and reduction in force	$6,173	$6,940	$(767)	(11)%	$12,924	$12,470	$454	4%
Plus:
Stock-based compensation expense	464	721	(257)	(36)	1,001	1,364	(363)	(36)
Reduction in force	246	—	246	n/a	246	—	246	n/a
Total delivery costs	$6,883	$7,661	$(778)	(10)%	$14,171	$13,834	$337	2%
% of Revenue	11%	11%			11%	10%
Total delivery costs decreased by $0.8 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Delivery costs excluding stock-based compensation and reduction in force decreased by $0.8 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by a $0.5 million decrease in staff expense and $0.3 million decrease in data storage expense.

Total delivery costs increased by $0.3 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Delivery costs excluding stock-based compensation and reduction in force increased by $0.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by a $1.2 million increase in data storage expense, partially offset by a $0.6 million decrease in staff expense and a $0.1 million decrease in desktop software.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Sales and marketing expense excluding stock-based compensation expense and reduction in force	$9,632	$11,122	$(1,490)	(13)%	$20,308	$22,099	$(1,791)	(8)%
Plus:
Stock-based compensation expense	1,072	2,903	(1,831)	(63)	3,150	6,044	(2,894)	(48)
Reduction in force	631	—	631	n/a	631	—	631	n/a
Total sales and marketing expense	$11,335	$14,025	$(2,690)	(19)%	$24,089	$28,143	$(4,054)	(14)%
% of Revenue	18%	20%			19%	21%
Total sales and marketing expense decreased by $2.7 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Sales and marketing expenses excluding the impact of stock-based compensation and reduction in force decreased by $1.5 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to a $0.7 million decrease in staff expense, a $0.6 million decrease in marketing events and a $0.2 million decrease in travel expenses.
Total sales and marketing expense decreased by $4.1 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Sales and marketing expenses excluding the impact of stock-based compensation and reduction in force decreased by $1.8 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a $0.8 million decrease in staff expense, a $0.7 million decrease in marketing events and a $0.3 million decrease in travel expenses.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Research and development expense excluding stock-based compensation expense and reduction in force	$7,769	$8,837	$(1,068)	(12)%	$16,701	$17,935	$(1,234)	(7)%
Plus:
Stock-based compensation expense	3,165	4,633	(1,468)	(32)	5,939	8,583	(2,644)	(31)
Reduction in force	361	—	361	n/a	361	—	361	n/a
Total research and development expense	$11,295	$13,470	$(2,175)	(16)%	$23,001	$26,518	$(3,517)	(13)%
% of Revenue	18%	19%			18%	19%
Total research and development expense decreased by $2.2 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Research and development expense excluding stock-based compensation and reduction in force decreased by $1.1 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a $0.7 million decrease in staff expenses and a $0.5 million decrease in IT and desktop license expenses, partially offset by a $0.2 million increase in professional fees.
Total research and development expense decreased by $3.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Research and development expense excluding stock-based compensation and reduction in force decreased by $1.2 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a $1.2 million decrease in IT and desktop license expenses and a $0.2 million decrease in travel expenses, partially offset by a $0.2 million increase in professional fees.

General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
General and administrative expense excluding stock-based compensation expense and reduction in force	$9,869	$11,764	$(1,895)	(16)%	$20,342	$22,998	$(2,656)	(12)%
Plus:
Stock-based compensation expense	2,800	4,387	(1,587)	(36)	6,105	7,638	(1,533)	n/a
Reduction in force	236	—	236	n/a	236	—	236	n/a
Total general and administrative expense	$12,905	$16,151	$(3,246)	(20)%	$26,683	$30,636	$(3,953)	(13)%
% of Revenue	20%	23%			21%	22%
Total general and administrative expense decreased by $3.2 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. General and administrative expense excluding stock-based compensation and reduction in force decreased by $1.9 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a $1.0 million decrease in bad debt expenses, a $0.5 million decreases in legal fees, a $0.5 million decrease in professional fees, a $0.2 million decrease in IT expenses and a $0.2 million decrease in travel expenses, partially offset by $0.4 million increase in staff expense and a $0.1 million increase in facility expense.
Total general and administrative expense decreased by $4.0 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. General and administrative expense excluding stock-based compensation and reduction in force decreased by $2.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a $1.9 million decrease in bad debt expenses, a $0.7 million decreases in legal fees, $0.5 million decrease in IT expenses, a $0.4 million decrease in professional fees and a $0.3 million decrease in travel expenses, partially offset by $1.0 million increase in staff expense and a $0.1 million increase in facility expense.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Delivery costs	$464	$721	$(257)	(36)%	$1,001	$1,364	$(363)	(27)%
Sales and marketing expense	1,072	2,903	(1,831)	(63)	3,150	6,044	(2,894)	(48)
Research and development expense	3,165	4,633	(1,468)	(32)	5,939	8,583	(2,644)	(31)
General and administrative expense	2,800	4,387	(1,587)	(36)	6,105	7,638	(1,533)	n/a
Total stock-based compensation expense	$7,501	$12,644	$(5,143)	(41)%	$16,195	$23,629	$(7,434)	(31)%
% of Revenue	12%	18%			13%	17%
Stock-based compensation expense decreased by $5.1 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by higher forfeitures due to a reduction in headcount as a result of the reduction in force during the three months ended June 30, 2025.
Stock-based compensation expense decreased by $7.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by higher forfeitures due to a reduction in headcount as a result of the reduction in force during the six months ended June 30, 2025.

Reduction in Force

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Delivery costs	$246	$—	$246	n/a	$246	$—	$246	n/a
Sales and marketing expense	631	—	631	n/a	631	—	631	n/a
Research and development expense	361	—	361	n/a	361	—	361	n/a
General and administrative expense	236	—	236	n/a	236	—	236	n/a
Total reduction in force	$1,474	$—	$1,474	n/a	$1,474	$—	$1,474	n/a
% of Revenue	2%	—%			1%	—%
During the three and six months ended June 30, 2025, we implemented certain cost savings measures and incurred one-time costs of approximately $1.5 million in connection with these measures.
Acquisition, integration and divestiture costs

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Acquisition, integration and divestiture costs	—	162	(162)	n/a	—	162	(162)	n/a
% of Revenue	—%	—%			—%	—%
During the three and six months ended June 30, 2024, we realized an expense of $0.2 million primarily due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg.
Change in contingent consideration

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Change in contingent consideration	$42	$(5,808)	$5,850	(101)	$102	$9	$93	n/a
% of Revenue	—%	(8)%			—%	—%
During the three months ended June 30, 2025 we realized an expense of less than $0.1 million primarily related to interest accretion associated with the contingent consideration. During the three months ended June 30, 2024 we realized an expense of $5.8 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 8—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
During the six months ended June 30, 2025 we realized an expense of $0.1 million primarily related to interest accretion associated with the contingent consideration. During the six months ended June 30, 2024 we realized an expense of less than $0.1 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 8—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
Loss (Gain) on Disposal or Divestiture

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Loss (gain) on disposal or divestiture	$200	$—	$200	n/a	$(5,150)	$—	$(5,150)	n/a
% of Revenue	—%	—%			—%	—%
During the three months ended June 30, 2025, we realized a loss of $0.2 million related to the decommissioning of the Dosh app, a consumer facing cashback mobile application, operated by Dosh Holding LLC on February 28, 2025. During the six months ended June 30, 2025, we realized a gain of $5.2 million related to the derecognition of the wallet liability associated with the Dosh app. Refer to Note 1—Overview of Business and Basis of Presentation for more information.

Depreciation and Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Depreciation and amortization expense	$6,275	$6,529	$(254)	(4)%	$12,566	$12,779	$(213)	(2)%
% of Revenue	10%	9%			10%	9%
Depreciation and amortization expense decreased by $0.3 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a decrease in fixed assets.
Depreciation and amortization expense decreased by $0.2 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a decrease in fixed assets.
Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Interest expense	$(2,369)	$(2,433)	$64	(3)%	$(4,745)	$(4,175)	$(570)	14%
Interest income	426	872	(446)	(51)	972	1,795	(823)	(46)%
Interest expense, net	$(1,943)	$(1,561)	$(382)	n/a	$(3,773)	$(2,380)	$(1,393)	n/a
% of Revenue	(3)%	(2)%			(3)%	(2)%
Interest expense, net increased by $0.4 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to a decrease in average cash balances that resulted in a decrease in interest income. Interest expense, net increased by $1.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in our interest expense related to our 2024 Convertible Senior Notes and a decrease in average cash balance that resulted in a decrease in interest income, partially offset by the repayment of our 2018 Line of Credit. Refer to Note 6—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2024 Convertible Senior Notes.
Foreign Currency Gain (Loss)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Foreign currency gain (loss)	$5,449	$99	$5,350	5,404%	$8,076	$(531)	$8,607	n/a
% of Revenue	9%	—%			(1)%	—%
Foreign currency gain (loss) was a gain of $5.4 million during the three months ended June 30, 2025 compared to a gain of $0.1 million during the three months ended June 30, 2024, primarily due to the change in the value of the British pound relative to the U.S. dollar.
Foreign currency gain (loss) was a gain of $8.1 million during the six months ended June 30, 2025 compared to a loss of $0.5 million during the six months ended June 30, 2024, primarily due to the change in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, working capital, accounts receivable and contract assets, net and unused available borrowings:

in thousands	June 30, 2025	December 31, 2024
Cash and cash equivalents	$46,745	$65,594
Working capital(1)	21,251	29,028
Accounts receivable and contract assets, net	93,189	103,252
Unused available borrowings(2)	60,000	60,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
(2)As part of our amended and restated Loan and Security Agreement, we are required to maintain a minimum unrestricted cash of $25.0 million in demand deposit accounts.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts, demand deposit accounts and U.S. Treasury Bills. As of June 30, 2025, our money market account and our U.S. Treasury Bills had earned approximately 4.1% and 4.3% annual rate of interest, respectively. As of June 30, 2025, $4.1 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics U.K. Limited is not considered indefinitely invested, we do not have any current plans to repatriate these funds.
On August 5, 2025, we borrowed $50.0 million against the 2018 Line of Credit. Following this drawdown, $10.0 million of unused available borrowings remains available under our 2018 Line of Credit as of August 5, 2025.
Through June 30, 2025, we have incurred accumulated net losses of $1,323.1 million since inception, including net loss of $9.3 million for the three months ended June 30, 2025. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.
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
On April 1, 2024, we partially paid down the 2020 Convertible Senior Notes at prices below par and issued the 2024 Convertible Senior Notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029 as described below. The remaining portion of $46.1 million on the 2020 Convertible Senior Notes is due on September 15, 2025.

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
In July 2024, we amended our 2018 Loan Facility, which increased the ability to borrow up to 85% of the amount of our U.S. eligible accounts receivable and 30% of the amount of our U.K. eligible accounts receivable, decreased our required minimum level of Adjusted EBITDA, and decreased the interest rate to prime rate plus 0.125%. The amendment also establishes a reserve in an amount equal to a percentage of the amount needed to retire the outstanding 2020 Convertible Senior Notes. The amendment also included an extension of the maturity date of the loan to July 31, 2026.

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
As of June 30, 2025, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of June 30, 2025.
On August 5, 2025, we borrowed $50.0 million against the 2018 Line of Credit. Following this drawdown, $10.0 million of unused available borrowings remains available under our 2018 Line of Credit as of August 5, 2025.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
in thousands	2025	2024
Cash and cash equivalents — Beginning of period	$65,594	$91,830
Net cash used in operating activities	(5,481)	(13,188)
Net cash used in investing activities	(8,561)	(9,403)
Net cash (used in) provided by financing activities	(5,093)	2,034
Effect of exchange rates on cash and cash equivalents	286	(25)
Cash and cash equivalents — End of period	$46,745	$71,248
Operating Activities
Operating activities used $5.5 million of cash during the six months ended June 30, 2025, which reflected our Net Loss of $22.6 million, including $19.4 million of non-cash charges, offset by a $2.5 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets, amortization of financing costs charged to interest expense and credit losses expense. The change in our net operating assets and liabilities was primarily due to a $4.2 million decrease in our Consumer Incentive liability, a $5.9 million decrease in Partner Share liability and a $1.8 million decrease in accounts payable and a $1.6 million increase in prepaid expenses and other assets, partially offset by a $0.9 million increase in other accrued expense, a $10.2 million decrease in accounts receivable. These fluctuations are primarily driven by the quarterly seasonality of our business.
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
Investing Activities
Investing activities used $8.6 million and $9.4 million of cash during the six months ended June 30, 2025 and 2024, respectively. Our investing cash flows during the six months ended June 30, 2025 and 2024 primarily consisted of funds used for the purchases of technology hardware and capitalization of costs to develop internal-use software.

Financing Activities
Financing activities used $5.1 million of cash during the six months ended June 30, 2025, which consisted of cash paid pursuant to the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement.
Financing activities provided $2.0 million in cash during the six months ended June 30, 2024, which consisted of aggregated net proceeds of $166.8 million proceeds from our issuance of the 2024 Convertible Senior Notes offering and aggregate net proceeds of $48.6 million received, pursuant to sales of our common stock in "at the market" offerings pursuant to the Equity Distribution Agreement, partially offset by a $169.3 million of principal payment of debt towards our 2020 Convertible Senior Notes, $30.0 million payment to the 2018 Line of Credit and $14.2 million paid in cash related to the settlement agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credit.
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, Revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis.
We believe that the assumptions and estimates associated with capitalized software development costs including determining if a project is eligible for capitalization, determining whether the incurred costs are directly associated with the project, and evaluating the current stage of the project’s development, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, the assumptions used both in the initial valuation and ongoing impairment analysis of goodwill and acquired intangible assets of Bridg and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 7.50% plus 0.25%. In July 2024, we amended our 2018 Loan Facility, which decreased the interest rate to prime rate plus 0.125%. As of June 30, 2025, the prime rate was 7.50% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The interest rate on the 2020 Convertible Senior Notes is fixed at 1.00%. On April 1, 2024 we issued the 2024 Convertible Senior Notes bearing an interest rate of 4.25%.
Foreign Currency Exchange Risk
Both Revenue and operating expense of Cardlytics U.K. Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either Revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during the six months ended June 30, 2025 and 2024, our Revenue would have decreased by $1.1 million and $0.9 million, respectively. The overall impact to net loss would be partially mitigated by decreases in operating expense of $0.9 million and $0.8 million in the six months ended June 30, 2025 and 2024, respectively.

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
Our revenue decreased 9.2% to $63.2 million during the six months ended June 30, 2025 from $69.6 million during the six months ended June 30, 2024. Our billings decreased 5.7% to $104.0 million during the six months ended June 30, 2025 from $110.4 million during the six months ended June 30, 2024. We may not be able to achieve or maintain year-over-year billings growth and may not see revenue growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including, but not limited to, slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue or achieve or maintain revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during six months ended June 30, 2025 and 2024 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
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
During the six months ended June 30, 2025 and 2024, our top three FI partners combined to account for over 80% and 90% respectively, of the total Partner Share we paid to all partners for each period, with the top FI partner representing over 50% for each period and the second and third largest FI partners each representing over 10% and 15%, respectively, of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
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

Our FI partners have the ability to restrict us from publishing offers for certain marketers on their channels. Our largest FI partner has recently substantially increased the number of marketers that are subject to such restrictions, and has further informed us that this list of restricted marketers will expand in the future. We expect that these restrictions will impact our ability to grow marketing budgets for these selected advertisers, and in many cases will cause the marketing budgets for these selected advertisers to decrease significantly.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the six months ended June 30, 2025 and 2024, our top five marketers accounted for 19% and 15% of our Revenue, respectively, with no marketer accounting for over 10%. As of June 30, 2025 and 2024, our top five marketers accounted for 27% and 15% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
We have incurred annual net losses since inception and expect to incur net losses in certain periods in the future. During the six months ended June 30, 2025 and 2024, our net loss was $9.3 million and $4.3 million, respectively. We had an accumulated deficit of $1.3 billion as of June 30, 2025. We have never achieved net income on an annual basis, and we do not know if we will be able to achieve or sustain net income. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth as well. Our ability to achieve and sustain net income is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain net income.

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
As of June 30, 2025, we had 381 full-time employees. We may further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation.
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
During the six months ended June 30, 2025 and 2024, we derived 10% and 8%, respectively, of our revenue from outside the U.S. While substantially all of our operations are located in the U.S., we have an office in the U.K. and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
Our net operating loss ("NOL") carry-forwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2024 and December 31, 2023, we had U.S. federal and state NOLs of $900.7 million and $896.0 million, respectively. Our federal NOLs generated in tax years beginning before January 1, 2018, are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carry-forwards in a taxable year is limited to 80% of taxable income in such year. It is uncertain if and to what extent various states will conform to federal law.
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. The U.S. government recently enacted legislation, commonly referred to as the One Big Beautiful Bill Act, that along with other recent U.S. federal tax reform, has resulted in significant changes to the taxation of business entities including, among other changes, the imposition of minimum taxes and excise taxes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. The Inflation Reduction Act, which was passed in the U.S. in 2022, provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations, which would be imposed on such corporations. It is uncertain if and to what extent various states will conform to federal tax legislation. The impact of such changes or any future legislation could affect our U.S. tax expense and could have a material adverse impact on our business and financial condition.
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
In September 2020, we issued 2020 Convertible Senior Notes. The interest rate for the 2020 Convertible Senior Notes is fixed at 1.00% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. In April 2024, we issued of $172.5 million principal amount of our 2024 Convertible Senior Notes, and used $169.3 million, consisting of the net proceeds from the offering, together with cash on hand, to repurchase for cash $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes. The interest rate for the 2024 Convertible Senior Notes is fixed at 4.25% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. Additionally, we had $60.0 million of unused available borrowings under our 2018 Line of Credit. Borrowings under our 2018 Line of Credit bear an interest rate equal to the prime rate plus 0.125%.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $1.22 to an intraday high of $161.47 through August 6, 2025. Factors that may affect the market price of our common stock include:
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
Recent Issuances of Unregistered Securities
None.

ITEM 5. OTHER INFORMATION
As previously disclosed, on November 6, 2024, we entered into an asset-based revolving line of credit (as amended to date, the “2018 Line of Credit”) with Banc of California. On August 5, 2025, we borrowed $50.0 million of the $60.0 million available under the 2018 Line of Credit, refer to Note 6—Debt and Financing Arrangements to our consolidated financial statements included within this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	2025 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Notice and Restricted Stock Agreement thereunder.	8-K	001-38386	10.1	5/20/2025
10.2	Assumption Agreement and Fourth Amendment to Loan and Security Agreement, dated as of April 16, 2025, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender	10-Q	001-38386	10.3	5/7/2025
10.3	Amended Offer Letter between Amit Gupta and the Registrant, dated June 23, 2025.					X
10.4	Amended Separation Pay Agreement between Amit Gupta and the Registrant, dated June, 23, 2025.					X
10.5^	Fourth Amendment to Schedule #1, dated July 7, 2025, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	Inline XBRL Taxonomy Schema with Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	August 6, 2025	By:	/s/ Amit Gupta
Amit Gupta
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2025	By:	/s/ Alexis DeSieno
Alexis DeSieno
Chief Financial Officer (Principal Financial and Accounting Officer)