Form 10-Q
period 2025-09-30
Cardlytics, Inc.
filed 2025-11-05
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, there were 54,056,548 shares outstanding of the registrant’s common stock, par value $0.0001.

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
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$43,961	$65,594
Accounts receivable and contract assets, net	85,496	103,252
Other receivables	5,908	3,801
Prepaid expenses and other assets	5,345	5,336
Total current assets	140,710	177,983
Long-term assets:
Property and equipment, net	2,206	2,596
Right-of-use assets under operating leases, net	5,328	6,341
Intangible assets, net	7,007	11,371
Goodwill	110,305	159,429
Capitalized software development costs, net	25,595	33,341
Other long-term assets, net	1,656	1,650
Total assets	$292,807	$392,711
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,613	$3,689
Accrued liabilities:
Accrued compensation	7,295	5,494
Accrued expenses	7,474	7,175
Partner Share liability	22,153	32,479
Consumer Incentive liability	32,109	45,513
Short-term debt	46,070	45,863
Deferred revenue and other liabilities	3,372	2,154
Current operating lease liabilities	1,617	2,025
Current contingent consideration	—	4,563
Total current liabilities	123,703	148,955
Long-term liabilities:
Convertible senior notes, net	168,570	167,729
Long-term operating lease liabilities	5,176	6,034
Long-term deferred revenue	62	—
Total liabilities	$297,511	$322,718
Stockholders’ equity:
Common stock, $0.0001 par value—100,000 shares authorized, 53,806 and 51,257 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$10	$10
Additional paid-in capital	1,393,138	1,366,958
Accumulated other comprehensive (loss) income	(2,038)	3,601
Accumulated deficit	(1,395,814)	(1,300,576)
Total stockholders’ (deficit) equity	(4,704)	69,993
Total liabilities and stockholders’ equity	$292,807	$392,711
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$52,031	$67,057	$177,178	$204,301
Costs and expenses:
Partner Share and other third-party costs	22,001	30,675	78,554	94,476
Delivery costs	5,730	7,830	19,901	21,664
Sales and marketing expense	7,865	13,163	31,954	41,306
Research and development expense	8,799	13,194	31,800	39,712
General and administrative expense	10,854	12,076	37,537	42,712
Acquisition, integration and divestiture costs	—	—	—	162
Change in contingent consideration	—	100	102	110
Impairment of goodwill and intangible assets	58,843	131,595	58,843	131,595
Loss (gain) on disposal or divestiture	320	—	(4,831)	—
Depreciation and amortization expense	6,473	6,970	19,039	19,749
Total costs and expenses	120,885	215,603	272,899	391,486
Operating Loss	(68,854)	(148,546)	(95,721)	(187,185)
Other (expense) income:
Interest expense, net	(2,007)	(1,479)	(5,780)	(3,859)
Foreign currency (loss) gain	(1,812)	4,843	6,263	4,312
Gain on debt extinguishment	—	—	—	13,017
Total other (expense) income	(3,819)	3,364	483	13,470
Loss before income taxes	(72,673)	(145,182)	(95,238)	(173,715)
Net Loss	$(72,673)	$(145,182)	$(95,238)	$(173,715)
Net Loss per share, basic and diluted	$(1.36)	$(2.90)	$(1.81)	$(3.66)
Weighted-average common shares outstanding, basic and diluted	53,493	50,028	52,708	47,469
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Loss	$(72,673)	$(145,182)	$(95,238)	$(173,715)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,590	(4,451)	(5,639)	(3,965)
Total Comprehensive Loss	$(71,083)	$(149,633)	$(100,877)	$(177,680)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2025:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2024	51,257	$10	$1,366,958	$3,601	$(1,300,576)	$69,993
Stock-based compensation	—	—	25,733	—	—	25,733
Settlement of restricted stock	2,286	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	263	—	447	—	—	447
Other comprehensive loss	—	—	—	(5,639)	—	(5,639)
Net Loss	—	—	—	—	(95,238)	(95,238)
Balance – September 30, 2025	53,806	$10	$1,393,138	$(2,038)	$(1,395,814)	$(4,704)

Three Months Ended September 30, 2025:

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2025	52,994	$10	$1,385,465	$(3,628)	$(1,323,141)	$58,706
Stock-based compensation	—	—	7,673	—	—	7,673
Settlement of restricted stock	812	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	—	—	—	—	—	—
Other comprehensive income	—	—	—	1,590	—	1,590
Net Loss	—	—	—	—	(72,673)	(72,673)
Balance – September 30, 2025	53,806	$10	$1,393,138	$(2,038)	$(1,395,814)	$(4,704)

See notes to the condensed consolidated financial statements

Nine Months Ended September 30, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798
Exercise of common stock options	3	—	5	—	—	5
Stock-based compensation	—	—	35,396	—	—	35,396
Settlement of restricted stock	2,869	—	—	—	—	—
Issuance of common stock, net of issuance costs - ATM Offering Program (as defined below)	3,908	—	48,151	—	—	48,151
Issuance of common stock, net of issuance cost	3,592	—	27,451	—	—	27,451
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	242	—	1,461	—	—	1,461
Termination of capped calls related to 2020 Convertible Senior Notes	—	—	115	—	—	115
Other comprehensive loss	—	—	—	(3,965)	—	(3,965)
Net Loss	—	—	—	—	(173,715)	(173,715)
Balance – September 30, 2024	50,342	$9	$1,356,173	$(1,498)	$(1,284,987)	$69,697

Three Months Ended September 30, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – June 30, 2024	49,402	$9	$1,346,876	$2,953	$(1,139,805)	$210,033
Stock-based compensation	—	—	9,297	—	—	9,297
Settlement of restricted stock	940	—	—	—	—	—
Other comprehensive loss	—	—	—	(4,451)	—	(4,451)
Net Loss	—	—	—	—	(145,182)	(145,182)
Balance – September 30, 2024	50,342	$9	$1,356,173	$(1,498)	$(1,284,987)	$69,697

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net Loss	$(95,238)	$(173,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	1,782	3,980
Depreciation and amortization	19,039	19,749
Amortization of financing costs charged to interest expense	1,194	1,235
Amortization of right-of-use assets	1,789	1,627
Gain on disposal or divestiture	(4,831)	—
Gain on debt extinguishment	—	(13,017)
Stock-based compensation expense	22,617	31,694
Impairment of goodwill and intangible assets	58,843	131,595
Change in contingent consideration	102	110
Other non-cash income, net	(6,251)	(4,136)
Change in operating assets and liabilities:
Accounts receivable	14,808	12,909
Prepaid expenses and other assets	(230)	(229)
Accounts payable	(193)	820
Other accrued expenses	1,762	(3,192)
Partner Share liability	(10,920)	(18,330)
Consumer Incentive liability	(7,993)	(2,903)
Net cash used in operating activities	(3,720)	(11,803)
Investing activities
Acquisition of property and equipment	(455)	(1,439)
Capitalized software development costs	(12,770)	(13,423)
Business divestiture and acquisitions, net of cash acquired	200	202
Net cash used in investing activities	(13,025)	(14,660)
Financing activities
Proceeds from issuance of debt	50,000	172,500
Settlement of contingent consideration	(5,000)	(14,167)
Principal payment of debt	(50,000)	(199,291)
Proceeds from termination of capped calls related to convertible notes	—	115
Proceeds from issuance of common stock	—	48,634
Equity issuance costs	—	(309)
Debt issuance costs	(105)	(5,836)
Net cash (used in) provided by financing activities	(5,105)	1,646
Effect of exchange rates on cash and cash equivalents	217	(25)
Net decrease in cash and cash equivalents	(21,633)	(24,842)
Cash and cash equivalents — Beginning of period	65,594	91,830
Cash and cash equivalents — End of period	$43,961	$66,988
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,780	$2,453
Amounts accrued for property and equipment	$14	$20
Amounts accrued for capitalized software development costs	$141	$203
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	$—	$27,451

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
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act provides an employee retention credit ("ERC"), which is a refundable tax credit against certain payroll taxes. During the nine months ended September 30, 2025, we evaluated the conditions of the ERC and determined that we were eligible during the first and second quarter of 2021. As a result, we filed amended tax forms with the IRS, which if approved would result in a tax credit of $5.3 million. During the three months ended September 30, 2025, the amended tax form for the second quarter of 2021 was approved by the IRS, which resulted in a benefit of $2.8 million in operating expense and $0.3 million in interest income within the condensed consolidated statement of operation. The benefit of $2.8 million in operating expense is comprised of $0.5 million in delivery costs, $1.1 million in sales and marketing expense, $0.9 million in research and development expense, and $0.3 million in general and administrative expense. As the payment was not received by September 30, 2025, the credit is reflected in accounts receivable and contract assets, net within the condensed consolidated balance sheet.
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

Reduction in Force
During the nine months ended September 30, 2025, we implemented certain cost savings measures and incurred one-time costs of approximately $1.5 million in connection with these measures. Subsequent to September 30, 2025, we committed to implementing additional cost saving measures, and we estimate that we will incur non-recurring charges of approximately $2.3 million in connection with these additional measures.
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
2020 Convertible Senior Notes
In April 2024, we used approximately $169.3 million of net proceeds from the 2024 Convertible Senior Notes offering and cash on hand to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes. As a result of the extinguishment of the 2020 Convertible Senior Notes, we have recorded a gain of $13.0 million, which is recorded as a gain on debt extinguishment on our condensed consolidated statement of operations. In September 2025, we repaid in full at par the remaining $46.1 million aggregate principal amount of the 2020 Convertible Senior Notes.
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
Disposals and Divestitures
The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, we recorded a gain on disposal or divestiture of $4.8 million primarily due to the derecognition of the wallet liability associated with the Dosh app within the condensed consolidated statement of operations.
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustments. The resulting loss on sale of $6.6 million is recorded within "Loss on divestiture" within the condensed consolidated statement of operations. As of December 31, 2024 and September 30, 2025, we received $0.6 million and $0.2 million of cash from escrow, respectively, and we classified the receipt of cash within investing activities within the condensed consolidated statement of cash flows. During the year ended December 31, 2024, we also recorded a $0.1 million divestiture expense associated with the net working capital adjustment.
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

On June 10, 2024, PNC Financial Services Group, Inc., which acted as the paying agent in connection with payments made in connection with the Merger Agreement and the Settlement Agreement, notified us of a balance of approximately $5.9 million from a payment account related to the Merger Agreement and transferred the balance to us. We have recorded the $5.9 million as a gain that was realized during the nine months ended September 30, 2024. The gain is reflected as change in contingent consideration in the condensed consolidated statements of operation.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06 titled "Targeted Improvements to the Accounting for Internal-Use Software," which simplifies the capitalization guidance by removing all references to software development project stages, so that the guidance is neutral to different software development methods. The amendments in this update are effective for annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. We are currently evaluating the potential effects of ASU 2025-06 on our financial statements.
In November 2024, the FASB released ASU 2024-03 titled "Disaggregation of Income Statement Expenses," which mandates that certain costs and expenses be disclosed in the notes to financial statements. These amendments will take effect for fiscal years starting after December 15, 2026, with early adoption allowed. The changes should be applied either prospectively to financial statements for periods after the effective date or retrospectively to any or all prior periods presented. We are currently assessing how the enhanced disclosure requirements of ASU 2024-03 will impact our financial statements.
In December 2023, the FASB issued ASU 2023-09 titled "Income Taxes (Topic 740): Improvement to Income Tax Disclosures," aimed at improving the transparency and usefulness of income tax information by enhancing disclosures related to rate reconciliation and income taxes paid. These amendments will be effective for annual periods beginning with our fiscal year ending December 31, 2025. The amendments should be applied prospectively, although there is an option to apply the standard retrospectively. We are currently assessing how the enhanced disclosure requirements of ASU 2023-09 will impact our financial statements.

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
3.     GOODWILL AND INTANGIBLES
Goodwill
Goodwill is tested annually for impairment, unless certain triggering events require an interim impairment analysis, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events and changes. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. Our reporting units consist of the Cardlytics platform in the U.S. (the "U.S. Cardlytics Platform"), the Cardlytics platform in the U.K. and the Bridg platform. There is no goodwill recorded within the Cardlytics platform in the U.K or the Bridg platform.
The carrying amounts of goodwill as of September 30, 2025 were as follows (in thousands):

	U.S. Cardlytics Platform	Consolidated
Balance as of December 31, 2024	$159,429	$159,429
Impairment charge	(49,124)	(49,124)
Balance as of September 30, 2025	$110,305	$110,305
We have assessed the triggering events criteria along with related conditions and developments as of September 30, 2025, and we have concluded that we had a triggering event as a result of a sustained decline in our stock price during the three months ended September 30, 2025. We have, therefore, performed a quantitative impairment test as of September 30, 2025, and determined that the carrying value of the Cardlytics platform exceeded its fair value. As such, we recognized a goodwill impairment of $49.1 million for the Cardlytics platform during the three months ended September 30, 2025.
The method of determining fair values of the reporting units as of September 30, 2025 was the discounted cash flow method under the income approach, and to a lesser extent the market approach. The most significant assumptions utilized in the determination of the estimated fair of the Cardlytics platform in the U.S. are the discount rate and forecasts of future revenues and cash flows. We prepared cash flow projections based on estimates of revenue growth rates and earnings growth rates for each reporting unit, taking into consideration the historical performance and the current macroeconomic, industry, and market conditions. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets.

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

2025 Acquired Intangibles
Acquired intangible assets subject to amortization as of September 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$49,873	$(44,152)	$5,721	1.7
Merchant relationships	21,930	(20,644)	1,286	0.6
Total other intangible assets	$71,803	$(64,796)	$7,007
2024 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Developed technology	$63,621	$(41,442)	$(13,748)	$8,431	2.5
Merchant relationships	21,930	(18,989)	—	2,941	1.4
Total other intangible assets	$85,551	$(60,432)	$(13,748)	$11,371
Amortization expense of acquired intangibles during the three months ended September 30, 2025 and 2024 was $1.5 million and $2.8 million, respectively. Amortization expense of acquired intangibles during the nine months ended September 30, 2025 and 2024 was $4.4 million and $8.4 million, respectively.
As of September 30, 2025, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2025 (remaining three months)	$1,455
2026	4,348
2027	1,204
2028	—
Thereafter	—
Total expected future amortization expense	$7,007

Capitalized software development costs, net
Capitalized software development costs consist of costs incurred in the development of internal-use software, primarily associated with the development and enhancement of our Ads Manager and Ad Server. We have assessed the triggering events criteria along with related conditions and developments as of September 30, 2025. As a result of the triggering event discussed above, we performed an impairment test as of September 30, 2025, and determined that the carrying value of the internal-use software development costs intangible asset associated with the Cardlytics asset group exceeded its fair value. The Cardlytics asset group is included in the Cardlytics platform reportable segment and primarily consists of the internal-use software development costs, which represents the predominant asset from which the group's cash flows are generated. As a result of the impairment test, we recognized an impairment of $9.7 million to the impairment of goodwill and intangible assets within the condensed consolidated statement of operations during the three months ended September 30, 2025.

Amount
Balance as of December 31, 2024	$33,341
Additions to Capitalized software development costs, net	15,852
Amortization on Capitalized software development costs, net	(13,879)
Impairment charge on Capitalized software development costs, net related to Cardlytics asset group	(9,719)
Balance as of September 30, 2025	$25,595
The fair value of the intangible asset was estimated using the relief from royalty method, which estimates fair value based on the present value of the royalties avoided by owning the intangible asset rather than licensing it. Key assumptions in the valuation included an estimated royalty rate, projected revenue forecasts, and a discount rate, which reflect current market conditions and management’s expectations.
4.     REVENUE
The Cardlytics platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive (collectively, "Consumer Incentives") to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases. Leveraging our platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $37.2 million and $44.9 million during each of the three months ended September 30, 2025 and 2024. Consumer Incentives totaled $113.6 million and $123.3 million during the nine months ended September 30, 2025 and 2024, respectively. We pay certain partners a negotiated and fixed percentage of our Billings to marketers less any Consumer Incentives that we pay to partners' customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
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
•Engagement Based Pricing. Under our engagement based pricing model, marketers generally pay us a fee for each purchase that we generate following a consumer's engagement with an offer. Marketers may choose between two variations of our engagement based pricing model: (1) Cost per Redemption whereby marketers specify and fund the Consumer Incentive and pay us a separate negotiated, fixed marketing fee or (2) Cost per Transaction whereby marketers pay us a negotiated, fixed marketing fee out of which we fund the Consumer Incentive, which is determined in our discretion. We generate Revenue if the consumer (i) is served an offer, (ii) selects the offer and thereby becomes eligible to earn the applicable Consumer Incentive, and (iii) makes a qualifying purchase from the marketer during the campaign period. We set the fees for engagement based pricing for marketers based on our estimation of the marketers' return on spend for the relevant campaign.

The following table summarizes Revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Served based pricing	$18,148	$36,127	$64,456	$116,664
Engagement based pricing	27,554	23,196	94,126	66,150
Other Revenue(1)	1,260	1,787	2,856	4,531
Cardlytics Platform Revenue	$46,962	$61,110	$161,438	$187,345
(1)Other Revenue during the three and nine months ended September 30, 2025 and 2024 primarily includes pricing models that do not relate to served based pricing and engagement based pricing, which includes new pricing models that we are exploring and hosting fees that we charge our FI partners to support the costs required to host our services.
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
The following table summarizes Revenue from the Bridg platform (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Bridg Platform Revenue	$5,069	$5,947	$15,740	$16,956

The following table summarizes contract balances (in thousands):

Contract Balance Type	Consolidated Balance Sheets Location	September 30, 2025	December 31, 2024
Contract assets, current	Accounts receivable and contract assets, net	$620	$232
Total contract assets		$620	$232

Contract liabilities, current	Deferred revenue and other liabilities	$350	$2,154
Contract liabilities, long-term	Long-term deferred revenue	62	—
Total contract liabilities		$412	$2,154
During the nine months ended September 30, 2025, we recognized $0.3 million of Revenue related to amounts that were included in Deferred revenue as of December 31, 2024.
The following information represents the total transaction price for the remaining performance obligations as of September 30, 2025 related to contracts expected to be recognized over future periods. This includes Deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as Revenue in future periods. As of September 30, 2025, we had $21.4 million of remaining performance obligations through June 2028, of which $9.9 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.

5.     LEASES
We have various non-cancellable operating and finance leases for our office spaces and operational assets with lease periods expiring between 2025 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	September 30, 2025	December 31, 2024
Operating lease assets	Right-of-use assets under operating leases, net	$5,328	$6,341
Total lease assets		5,328	6,341

Operating lease liabilities, current	Current operating lease liabilities	1,617	2,025
Operating lease liabilities, long-term	Long-term operating lease liabilities	5,176	6,034
Total lease liabilities		$6,793	$8,059
6.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Line of Credit	$46,070	$—
2024 Convertible Senior Notes, net	168,570	167,729
2020 Convertible Senior Notes, net	—	45,863
Total debt	$214,640	$213,592
Accrued interest is included within accrued expenses in our consolidated balance sheet. As of September 30, 2025, we had accrued interest related to our 2024 Convertible Senior Notes (as defined below) of $3.7 million. As of December 31, 2024, we had accrued interest related to our 2024 Convertible Senior Notes and 2020 Convertible Senior Notes of $1.9 million.
During the three months ended September 30, 2025 and September 30, 2024, interest expense, net is reflected on the consolidated statements of operations consisted of interest expense of $2.9 million and $2.4 million and interest income of $0.9 million and $0.9 million, respectively. During the nine months ended September 30, 2025 and September 30, 2024, interest expense, net is reflected on the consolidated statements of operations consisted of interest expense of $7.7 million and $6.5 million, respectively, and interest income of $1.9 million and $2.7 million, respectively.
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
The 2024 Convertible Senior Notes will accrue interest at a rate of 4.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2024 Convertible Senior Notes will mature on April 1, 2029, unless earlier converted or repurchased by us. Before January 2, 2029, noteholders will have the right to convert their 2024 Convertible Senior Notes only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of our common stock, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the "measurement period") if the trading price per $1,000 principal amount of 2024 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the common stock, as described in the 2024 Indenture; and (iv) at any time from, and including, January 2, 2029 until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 55.4939 shares of common stock per $1,000 principal amount of 2024 Convertible Senior Notes, which represents an initial conversion price of approximately $18.02 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a "Make-Whole Fundamental Change" (as defined in the 2024 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
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
The net carrying amount of the liability component of the 2024 Convertible Senior Notes is as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal	$172,500	$172,500
Minus:
Unamortized issuance costs	(3,930)	$(4,771)
Net carrying amount	$168,570	$167,729

Interest expense recognized related to the 2024 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense (due in cash)	$1,833	$1,833	$5,498	$3,645
Amortization of debt issuance costs	281	281	842	558
Total interest expense related to the 2024 Convertible Senior Notes	$2,114	$2,114	$6,340	$4,203
Effective interest rate	4.90%	4.90%	4.90%	4.90%
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
In April 2024, we used approximately $169.3 million of net proceeds from the 2024 Convertible Senior Notes offering and cash on hand to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the offering through one of the initial purchasers or one of its affiliates, as our agents. As a result of the extinguishment of the 2020 Convertible Senior Notes, we have recorded a gain of $13.0 million, which is recorded as a Gain on debt extinguishment on the condensed consolidated statement of operations. In September 2025, we repaid in full at par the remaining $46.1 million aggregate principal amount of the 2020 Convertible Senior Notes, and as a result, the 2020 Convertible Senior Notes were no longer outstanding as of September 30, 2025.
The 2020 Convertible Senior Notes were general senior, unsecured obligations with a maturity date of September 15, 2025, unless earlier converted, redeemed or repurchased. The 2020 Convertible Senior Notes bore interest at a rate of 1.00% per year, payable semiannually in arrears on March 15 and September 15 of each year, which began on March 15, 2021. Following June 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2020 Convertible Senior Notes could have converted all or any portion of their 2020 Convertible Senior Notes at any time.

The net carrying amount of the liability component of the 2020 Convertible Senior Notes is as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal	$—	$46,070
Minus:
Unamortized issuance costs	—	(207)
Net carrying amount of the liability component	$—	$45,863

Interest expense recognized related to the 2020 Convertible Senior Notes is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense (due in cash)	$96	$115	$326	$805
Amortization of debt issuance costs	61	73	207	511
Total interest expense related to the 2020 Convertible Senior Notes	$157	$188	$533	$1,316
Effective interest rate	1.64%	1.64%	1.64%	1.64%
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

In July 2024, we amended our 2018 Loan Facility, which increased the ability to borrow up to 85% of the amount of our U.S. eligible accounts receivable and 30% of the amount of our U.K. eligible accounts receivable, decreased our required minimum level of Adjusted EBITDA, and decreased the interest rate to prime rate plus 0.125%. The amendment also established a reserve and included an extension of the maturity date of the loan to July 31, 2026.
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
As of September 30, 2025, we had net borrowings of $46.1 million under the 2018 Line of Credit, which includes a draw down of $50.0 million on August 5, 2025 and a repayment of $3.9 million on September 26, 2025. Subsequent to September 30, 2025, we repaid $6.0 million on October 16, 2025 and drew down $6.0 million on November 4, 2025 under the 2018 Line of Credit.
During the three and nine months ended September 30, 2025, we incurred $0.6 million and $0.6 million of interest expense associated with the 2018 Loan Facility, respectively. As of September 30, 2025, we had $12.4 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of September 30, 2025.
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
The 2018 Plan became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Plan. Any awards granted under the 2008 Plan and the 2018 Plan remain subject to the terms of our 2008 Plan and 2018 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2025 Plan. As of September 30, 2025, there were 7,826,923 shares of our common stock reserved for issuance under our 2025 Plan.
On July 18, 2022, our Board of Directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board of Directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. On November 6, 2024, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 2,500,000 shares of our common stock. As of September 30, 2025, there were 2,133,349 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Delivery costs	$440	$675	$1,441	$2,039
Sales and marketing expense	560	2,096	3,710	8,140
Research and development expense	2,575	3,448	8,514	12,031
General and administrative expense	2,847	1,846	8,952	9,484
Total stock-based compensation expense	$6,422	$8,065	$22,617	$31,694
During the three months ended September 30, 2025 and 2024, we capitalized $1.2 million of stock-based compensation expense for software development. During the nine months ended September 30, 2025 and 2024, we capitalized $3.1 million and $3.7 million of stock-based compensation expense for software development, respectively.

Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2024	4,507	$13.20	1.20	$43,710
Granted	6,850	2.09
Vested	(2,286)	12.76
Forfeited	(1,056)	11.79
Unvested — September 30, 2025	8,015	$4.02	0.90	$21,414
During the nine months ended September 30, 2025, we granted 6,850,468 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
There were no grants of RSUs subsequent to September 30, 2025.
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
In July 2022, we granted 100,990 PSUs which included two tranches that vest on the achievement of specific Revenue-based performance metrics ("2022 Bridg PSUs"). During the three months ended September 30, 2025 and September 30, 2024, we reassessed the likelihood of achieving the first and second tranche of the 2022 Bridg PSUs, respectively, and concluded that the achievement of each is no longer probable. As a result of the change in estimate, we reversed the previously recognized cumulative expense associated with each grant as a benefit to stock-based compensation during the period in which we deemed it no longer probable.
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
With the exception of the 2021 PSUs, the third tranche of the 2022 PSUs, the 2022 Bridg PSUs and any other PSUs tied to these vesting conditions, we believe that the achievement of all of the above referenced performance-based vesting conditions are probable before the awards' respective expiration dates.
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
As of December 31, 2024, 534,912 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2028, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 500,000 shares on January 1, 2025. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. As of September 30, 2025, 771,739 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. During the nine months ended September 30, 2025, we issued 263,173 shares under the 2018 ESPP.
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

Included in the fair value table are cash equivalents and contingent consideration. Cash equivalents are comprised of money market funds and U.S. treasury bills stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. The fair value of cash equivalents are as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$28,706	$—	$—	$28,706
US Treasury Bills	—	—	—	—
Total cash equivalents at fair value	$28,706	$—	$—	$28,706

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$32,332	$—	$—	$32,332
US Treasury Bills	13,450	—	—	13,450
Total cash equivalents at fair value	$45,782	$—	$—	$45,782
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
On January 25, 2024, we entered into the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. We subsequently paid the Stockholder Representative $3.0 million in cash on January 29, 2025 and $2.0 million in cash on June 25, 2025. There are no further payments due under the Settlement Agreement as of September 30, 2025.

9.     COMMITMENTS AND CONTINGENCIES
Other Commitments
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 5—Leases for further details. In September 2020, we issued the 2020 Convertible Senior Notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025. During the year ended December 31, 2024, we partially paid down the 2020 Convertible Senior Notes and issued the 2024 Convertible Senior Notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029. During the nine months ended September 30, 2025, we paid down the remaining $46.1 million on the 2020 Convertible Senior Notes. As of September 30, 2025, we had net borrowings of $46.1 million against the 2018 Line of Credit. Refer to Note 6—Debt and Financing Arrangements for further details.
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
10.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the nine months ended September 30, 2025 and 2024 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of September 30, 2025 and 2024 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	September 30,
	2025	2024
Common stock options	45	57
2020 Convertible Senior Notes	—	541
2024 Convertible Senior Notes	9,573	9,573
Unvested restricted stock units	8,015	4,685
Common stock issuable pursuant to the 2018 ESPP	148	324

11.     SEGMENTS
As of September 30, 2025, we have three operating segments: the Cardlytics platform in the U.S. and U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Adjusted Contribution. Our CODM uses Adjusted Contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. We view Adjusted Contribution as an important operating measure of our financial results. We believe that Adjusted Contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board of Directors. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs is also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies. Refer to Note 4—Revenue for further information.
The following tables provide information regarding the Cardlytics platform and the Bridg platform reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cardlytics platform
Revenue	$46,962	$61,110	$161,438	$187,343
Minus: Adjusted Partner Share	20,490	29,159	74,385	90,497
Minus: Other third-party costs(1)	907	1,134	2,837	3,073
Adjusted Contribution	$25,565	$30,817	$84,216	$93,773
Bridg platform
Revenue	$5,069	$5,947	$15,740	$16,958
Minus: Adjusted Partner Share	—	—	—	—
Minus: Other third-party costs(1)	604	382	1,332	906
Adjusted Contribution	$4,465	$5,565	$14,408	$16,052
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

The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted Contribution	$30,030	$36,382	$98,624	$109,825
Minus:
Delivery costs	5,730	7,830	19,901	21,664
Sales and marketing expense	7,865	13,163	31,954	41,306
Research and development expense	8,799	13,194	31,800	39,712
General and administrative expense	10,854	12,076	37,537	42,712
Acquisition, integration and divestiture costs	—	—	—	162
Change in contingent consideration	—	100	102	110
Impairment of goodwill and intangible assets	58,843	131,595	58,843	131,595
Loss (gain) on disposal or divestiture	320	—	(4,831)	—
Depreciation and amortization expense	6,473	6,970	19,039	19,749
Total other expense (income)	3,819	(3,364)	(483)	(13,470)
Loss before income taxes	$(72,673)	$(145,182)	$(95,238)	$(173,715)
The following tables provide geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
United States	$45,178	$61,440	$157,653	$188,060
United Kingdom	6,853	5,617	19,524	16,241
Total	$52,031	$67,057	$177,178	$204,301

	September 30, 2025	December 31, 2024
Property and equipment, net:
United States	$2,139	$2,530
United Kingdom	67	66
Total	$2,206	$2,596
Capital expenditures within the United States totaled $0.5 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures within the United Kingdom totaled less than $0.1 million for each period during the nine months ended September 30, 2025 and 2024.
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
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the nine months ended September 30, 2025 and 2024, our top five marketers accounted for 20% and 12% of our Revenue, respectively, with no marketer accounting for over 10%. As of September 30, 2025 and 2024, our top five marketers accounted for 30% and 20% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
During the nine months ended September 30, 2025 and 2024, our top three FI partners combined to account for over 80% and 95% respectively, of the total Partner Share we paid to all partners for each period, with the top FI partner representing over 50% for each period and the second and third largest FI partners combined to represent over 30% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
On April 22, 2025, we received a written non-renewal notice from Bank of America related to our agreements, which will each expire pursuant to their terms effective as of July 31, 2025. Pursuant to the agreements, Bank of America has requested that we continue to provide uninterrupted operations under the agreements for a period through January 27, 2026, which period was extended through February 16, 2026 and may be further extended upon mutual agreement.
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
Key Performance Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands except ACPU amounts	2025	2024	2025	2024
Cardlytics MQUs	230,329	190,233	226,419	190,085
Cardlytics ACPU	$0.11	$0.16	$0.37	$0.49
Cardlytics Monthly Qualified Users ("MQUs")
We define MQUs as targetable customers that have made a transaction using their account with primarily an FI Partner in a given month, excluding pilot supply during the ramp up period, and whose transaction data was shared with Cardlytics. We then calculate a monthly average of these MQUs for the periods presented. We believe that the number of MQUs is an indicator of the Cardlytics platform's ability to drive engagement and is reflective of the consumer base and insights that we offer to marketers.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	#	%	2025	2024	#	%
Cardlytics MQUs	230,329	190,233	40,096	21	226,419	190,085	36,334	16
During the three months ended September 30, 2025, Cardlytics MQUs increased by 40.1 million compared to the three months ended September 30, 2024 primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and new FI partners in the U.S. During the nine months ended September 30, 2025, Cardlytics MQUs increased by 36.3 million compared to the nine months ended September 30, 2024 primarily driven by organic growth of the existing FI Partners in the U.K. and U.S. and new FI Partners in the U.S.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Cardlytics ACPU	$0.11	$0.16	$(0.05)	(31)	$0.37	$0.49	$(0.12)	(32)
During the three months ended September 30, 2025, Cardlytics ACPU decreased by $0.05 compared to the three months ended September 30, 2024 as a result of lower billings and the ramp of our newest FI Partner. During the nine months ended September 30, 2025, Cardlytics ACPU decreased by $0.12 compared to the nine months ended September 30, 2024 as a result of lower billings and the ramp of our newest FI Partner.

Key Financial Metrics (Including Non-GAAP Metrics)

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2025	2024	2025	2024
Revenue	$52,031	$67,057	$177,178	$204,301
Consumer Incentives	$37,162	$44,901	$113,644	$123,260
Billings	$89,193	$111,958	$290,822	$327,561
Gross Profit	$24,300	$28,552	$78,723	$88,161
Adjusted Contribution	$30,030	$36,382	$98,624	$109,825
Net Loss	$(72,673)	$(145,182)	$(95,238)	$(173,715)
Adjusted EBITDA	$3,204	$(1,816)	$1,523	$(3,875)
Adjusted Net Loss	$(3,821)	$(7,480)	$(21,880)	$(19,128)
Net cash provided by (used in) operating activities	$1,761	$1,388	$(3,720)	$(11,803)
Free Cash Flow	$(2,703)	$(3,869)	$(16,945)	$(26,665)
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

Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before interest expense, net; depreciation and amortization; stock-based compensation expense; foreign currency loss (gain); gain on debt extinguishment; acquisition, integration and divestiture costs; loss (gain) on disposal or divestiture; change in contingent consideration; reduction in force; and, in applicable periods, certain other income and expense items, such as impairment of goodwill and intangible assets; income tax benefit; and deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, impairment of goodwill and intangible assets and foreign currency loss (gain) are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate Adjusted EBITDA.
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

Results of Non-GAAP Measures
Billings

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Billings	$89,193	$111,958	(22,765)	(20)	$290,822	$327,561	(36,739)	(11)
During the three months ended September 30, 2025, Billings decreased by $22.8 million compared to the three months ended September 30, 2024, primarily driven by a $24.8 million decrease in net sales to existing marketers, partially offset by an increase of $2.0 million in sales to new marketers.
During the nine months ended September 30, 2025, Billings decreased by $36.7 million compared to the nine months ended September 30, 2024, primarily driven by a $51.7 million decrease in net sales to existing marketers, partially offset by an increase of $15.0 million in sales to new marketers.
In the near term, we expect our Billings to decrease compared to applicable prior year periods, primarily related to our largest FI partner recently restricting us from publishing offers for certain marketers on its channels. We expect that these restrictions will impact our ability to grow marketing budgets for select advertisers, and in many cases will cause the marketing budgets for select advertisers to decrease significantly. We intend to work with our other FI partners to shift such marketers to other channels.
The following table presents a reconciliation of Billings to Revenue, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2025	2024	2025	2024
Consolidated
Revenue	$52,031	$67,057	$177,178	$204,301
Plus:
Consumer Incentives	37,162	44,901	113,644	123,260
Billings	$89,193	$111,958	$290,822	$327,561
Cardlytics platform
Revenue	$46,962	$61,110	$161,438	$187,345
Plus:
Consumer Incentives	37,162	44,901	113,644	123,260
Billings	$84,124	$106,011	$275,082	$310,605
Bridg platform
Revenue	$5,069	$5,947	$15,740	$16,956
Plus:
Consumer Incentives	—	—	—	—
Billings	$5,069	$5,947	$15,740	$16,956

Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2025	2024	2025	2024
Revenue	$52,031	$67,057	$177,178	$204,301
Minus:
Partner Share and other third-party costs	22,001	30,675	78,554	94,476
Delivery costs(1)	5,730	7,830	19,901	21,664
Gross Profit	24,300	28,552	78,723	88,161
Plus:
Delivery costs(1)	5,730	7,830	19,901	21,664
Adjusted Contribution	$30,030	$36,382	$98,624	$109,825
(1)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.4 million and $0.7 million during the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense recognized in consolidated delivery costs totaled $1.4 million and $2.0 million during the nine months ended September 30, 2025 and 2024, respectively.
Adjusted EBITDA
The following table presents a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2025	2024	2025	2024
Net Loss	$(72,673)	$(145,182)	$(95,238)	$(173,715)
Plus:
Interest expense, net	2,007	1,479	5,780	3,859
Depreciation and amortization	6,473	6,970	19,039	19,749
Stock-based compensation expense	6,422	8,065	22,617	31,694
Foreign currency loss (gain)	1,812	(4,843)	(6,263)	(4,312)
Gain on debt extinguishment	—	—	—	(13,017)
Acquisition, integration and divestiture costs	—	—	—	162
Loss (gain) on disposal or divestiture	320	—	(4,831)	—
Change in contingent consideration	—	100	102	110
Impairment of goodwill and intangible assets	58,843	131,595	58,843	131,595
Reduction in force	—	—	1,474	—
Adjusted EBITDA	$3,204	$(1,816)	$1,523	$(3,875)

Adjusted Net Loss
The following table presents a reconciliation of Adjusted Net Loss to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2025	2024	2025	2024
Net Loss	$(72,673)	$(145,182)	$(95,238)	$(173,715)
Plus:
Stock-based compensation expense	6,422	8,065	22,617	31,694
Foreign currency loss (gain)	1,812	(4,843)	(6,263)	(4,312)
Gain on debt extinguishment	—	—	—	(13,017)
Acquisition, integration and divestiture costs	—	—	—	162
Amortization of acquired intangibles	1,455	2,785	4,364	8,355
Loss (gain) on disposal or divestiture	320	—	(4,831)	—
Change in contingent consideration	—	100	102	110
Impairment of goodwill and intangible assets	58,843	131,595	58,843	131,595
Reduction in force	$—	$—	$(1,474)	$—
Adjusted Net Loss	$(3,821)	$(7,480)	$(21,880)	$(19,128)
Weighted-average number of shares of common stock used in computing Adjusted Net Loss per share:
Weighted-average common shares outstanding, diluted	53,493	50,028	52,708	47,469
Adjusted Net Loss per share, diluted	$(0.07)	$(0.15)	$(0.42)	$(0.40)
Free Cash Flow
The following is a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2025	2024	2025	2024
Net cash provided by (used in) operating activities	$1,761	$1,388	$(3,720)	$(11,803)
Plus:
Acquisition of property and equipment	(14)	(507)	(455)	(1,439)
Capitalized software development costs	(4,450)	(4,750)	(12,770)	(13,423)
Free Cash Flow	$(2,703)	$(3,869)	$(16,945)	$(26,665)
Reduction of Force
On October 1, 2025, we committed to a plan to reduce our workforce by approximately 90 full-time employees, representing approximately 24% of our workforce (the “Plan”). The Plan is intended to optimize our cost structure and is part of a broader cost-reduction initiative that also includes measures beyond full-time employee reductions.
We estimate that we will incur non-recurring charges of approximately $2.3 million in connection with the workforce reduction under the Plan, consisting of severance payments and related costs. We expect that the majority of the restructuring charges will be incurred in the fourth quarter ending December 31, 2025 and that the implementation of the workforce reduction, including cash payments, will be substantially complete by December 31, 2025.

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
Research and Development Expense
Research and development expense consists primarily of personnel costs of our IT engineering, IT architecture and product development teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Research and development expense also includes outsourcing costs, software licensing costs, professional fees and travel expenses. We focus our research and development efforts on improving our solutions and developing new ones. In the near term we expect research and development expenses will decline in absolute dollars as we optimize our development efforts. Over time we expect research and development expense to decrease as a percentage of Revenue.
General and Administrative Expense
General and administrative expense consists of personnel costs of our executive, finance, legal, compliance, IT support and human resources teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. General and administrative expense also includes professional fees for external legal, accounting and consulting services, financing transaction costs, facilities costs such as rent and utilities, royalties, bad debt expense, travel expense, property taxes and franchise taxes. We expect that general and administrative expenses will decrease over time as a percentage of Revenue as we optimize our cost structure.

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
Loss (Gain) on Disposal or Divestiture
Loss (gain) on disposal or divestiture consists primarily of the gain recorded in connection with the decommission of the Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC on February 28, 2025. In connection with the decommission, we recorded a loss (gain) on disposal or divestiture due to the derecognition of the wallet liability associated with the Dosh app.
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
Foreign Currency (Loss) Gain
Foreign currency (loss) gain consists primarily of gains and losses on foreign currency transactions.

Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$52,031	$67,057	$177,178	$204,301
Costs and expenses:
Partner Share and other third-party costs	22,001	30,675	78,554	94,476
Delivery costs	5,730	7,830	19,901	21,664
Sales and marketing expense	7,865	13,163	31,954	41,306
Research and development expense	8,799	13,194	31,800	39,712
General and administrative expense	10,854	12,076	37,537	42,712
Acquisition, integration and divestiture costs	—	—	—	162
Change in contingent consideration	—	100	102	110
Impairment of goodwill and intangible assets	58,843	131,595	58,843	131,595
Loss (gain) on disposal or divestiture	320	—	(4,831)	—
Depreciation and amortization expense	6,473	6,970	19,039	19,749
Total costs and expenses	120,885	215,603	272,899	391,486
Operating Loss	(68,854)	(148,546)	(95,721)	(187,185)
Other income (expense):
Interest expense, net	(2,007)	(1,479)	(5,780)	(3,859)
Foreign currency (loss) gain	(1,812)	4,843	6,263	4,312
Gain on debt extinguishment	—	—	—	13,017
Total other (expense) income	(3,819)	3,364	483	13,470
Net Loss	$(72,673)	$(145,182)	$(95,238)	$(173,715)
Net Loss per share, basic and diluted	$(1.36)	$(2.90)	$(1.81)	$(3.66)
Weighted-average common shares outstanding, basic and diluted	53,493	50,028	52,708	47,469
Comparison of Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Billings	$89,193	$111,958	$(22,765)	(20)%	$290,822	$327,561	$(36,739)	(11)%
Consumer Incentives	37,162	44,901	(7,739)	(17)	113,644	123,260	(9,616)	(8)
Revenue	$52,031	$67,057	$(15,026)	(22)%	$177,178	$204,301	$(27,123)	(13)%
% of Billings	58%	60%			61%	62%
The $15.0 million decrease in Revenue during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was comprised of a $22.8 million decrease in Billings and a $7.7 million decrease in Consumer Incentives. Consumer Incentives decreased at a lower rate than Billings during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to strategic decisions to drive incremental performance for our advertisers as well as optimization of our network.
The $27.1 million decrease in Revenue during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was comprised of a $36.7 million decrease in Billings and a $9.6 million decrease in Consumer Incentives. Consumer Incentives decreased at a lower rate than Billings during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to strategic decisions to drive incremental performance for our advertisers.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Partner Share and other third-party costs	$22,001	$30,675	$(8,674)	(28)%	$78,554	$94,476	$(15,922)	(17)%
% of Revenue	42%	46%			44%	46%
Partner Share and other third-party costs decreased by $8.7 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by lower top line billings and changes in Partner mix.
Partner Share and other third-party costs decreased by $15.9 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by lower top line billings and changes in Partner mix.
Delivery Costs

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Delivery costs excluding stock-based compensation expense and reduction in force	$5,290	$7,155	$(1,865)	(26)%	$18,214	$19,625	$(1,411)	(7)%
Plus:
Stock-based compensation expense	440	675	(235)	(35)	1,441	2,039	(598)	(29)
Reduction in force	—	—	—	n/a	246	—	246	n/a
Total delivery costs	$5,730	$7,830	$(2,100)	(27)%	$19,901	$21,664	$(1,763)	(8)%
% of Revenue	11%	12%			11%	11%
Total delivery costs decreased by $2.1 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Delivery costs excluding stock-based compensation expense decreased by $1.9 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by a $1.2 million decrease in staff expense and a $0.7 million decrease in data storage expense. The decrease in staff expense includes a $0.5 million benefit associated with the approval of the second quarter 2021 employee retention tax credit.
Total delivery costs decreased by $1.8 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Delivery costs excluding stock-based compensation expense and reduction in force decreased by $1.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by a $1.6 million decrease in staff expense and a $0.3 million decrease in desktop software, partially offset by a $0.5 million increase in data storage expense. The decrease in staff expense includes a $0.5 million benefit associated with the approval of the second quarter 2021 employee retention tax credit.

Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Sales and marketing expense excluding stock-based compensation expense and reduction in force	$7,305	$11,067	$(3,762)	(34)%	$27,613	$33,166	$(5,553)	(17)%
Plus:
Stock-based compensation expense	560	2,096	(1,536)	(73)	3,710	8,140	(4,430)	(54)
Reduction in force	—	—	—	n/a	631	—	631	n/a
Total sales and marketing expense	$7,865	$13,163	$(5,298)	(40)%	$31,954	$41,306	$(9,352)	(23)%
% of Revenue	15%	20%			18%	20%
Total sales and marketing expense decreased by $5.3 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Sales and marketing expenses excluding the impact of stock-based compensation expense decreased by $3.8 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a $3.6 million decrease in staff expense and a $0.2 million decrease in marketing events. The decrease in staff expense includes a $1.1 million benefit associated with the approval of the second quarter 2021 employee retention tax credit.
Total sales and marketing expense decreased by $9.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Sales and marketing expenses excluding the impact of stock-based compensation expense and reduction in force decreased by $5.6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a $4.4 million decrease in staff expense, a $0.8 million decrease in marketing events, a $0.3 million decrease in travel expenses and a $0.1 million decrease in administrative expense. The decrease in staff expense includes a $1.1 million benefit associated with the approval of the second quarter 2021 employee retention tax credit.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Research and development expense excluding stock-based compensation expense and reduction in force	$6,224	$9,746	$(3,522)	(36)%	$22,925	$27,681	$(4,756)	(17)%
Plus:
Stock-based compensation expense	2,575	3,448	(873)	(25)	8,514	12,031	(3,517)	(29)
Reduction in force	—	—	—	n/a	361	—	361	n/a
Total research and development expense	$8,799	$13,194	$(4,395)	(33)%	$31,800	$39,712	$(7,912)	(20)%
% of Revenue	17%	20%			18%	19%
Total research and development expense decreased by $4.4 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Research and development expense excluding stock-based compensation expense decreased by $3.5 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a $2.8 million decrease in staff expenses, a $0.6 million decrease in data center, data storage and desktop software expense, and a $0.1 million decrease in professional fees. The decrease in staff expense includes a $0.9 million benefit associated with the approval of the second quarter 2021 employee retention tax credit.

Total research and development expense decreased by $7.9 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Research and development expense excluding stock-based compensation expense and reduction in force decreased by $4.8 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a $2.9 million decrease in staff expense, a $1.8 million decrease in IT and desktop license expenses and a $0.2 million decrease in travel expenses, partially offset by a $0.1 million increase in professional fees. The decrease in staff expense includes a $0.9 million benefit associated with the approval of the second quarter 2021 employee retention tax credit.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
General and administrative expense excluding stock-based compensation expense and reduction in force	$8,007	$10,230	$(2,223)	(22)%	$28,349	$33,228	$(4,879)	(15)%
Plus:
Stock-based compensation expense	2,847	1,846	1,001	54	8,952	9,484	(532)	(6)%
Reduction in force	—	—	—	n/a	236	—	236	n/a
Total general and administrative expense	$10,854	$12,076	$(1,222)	(10)%	$37,537	$42,712	$(5,175)	(12)%
% of Revenue	21%	18%			21%	21%
Total general and administrative expense decreased by $1.2 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. General and administrative expense excluding stock-based compensation expense decreased by $2.2 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a $1.1 million decrease in staff expense, a $0.3 million decrease in facility expense, a $0.3 million decrease in IT expenses, a $0.3 million decrease in bad debt expense, and a $0.2 million decrease in travel expenses. The decrease in staff expense includes a $0.3 million benefit associated with the approval of the second quarter 2021 employee retention tax credit.
Total general and administrative expense decreased by $5.2 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. General and administrative expense excluding stock-based compensation expense and reduction in force decreased by $4.9 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a $2.2 million decrease in bad debt expenses, a $1.1 million decrease in professional fees, $0.8 million decrease in IT expenses, a $0.5 million decrease in travel expenses, a $0.2 million decrease in insurance expense and a $0.1 million decrease in staff expense. The decrease in staff expense includes a $0.3 million benefit associated with the approval of the second quarter 2021 employee retention tax credit.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Delivery costs	$440	$675	$(235)	(35)%	$1,441	$2,039	$(598)	(29)%
Sales and marketing expense	560	2,096	(1,536)	(73)	3,710	8,140	(4,430)	(54)
Research and development expense	2,575	3,448	(873)	(25)	8,514	12,031	(3,517)	(29)
General and administrative expense	2,847	1,846	1,001	54	8,952	9,484	(532)	n/a
Total stock-based compensation expense	$6,422	$8,065	$(1,643)	(20)%	$22,617	$31,694	$(9,077)	(29)%
% of Revenue	12%	12%			13%	16%
Stock-based compensation expense decreased by $1.6 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by higher forfeitures due to a reduction in headcount as a result of the reduction in force that occurred during 2025 partially offset by a benefit received during the three months ended September 30, 2024 associated with forfeitures resulting from the departure of an executive.
Stock-based compensation expense decreased by $9.1 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by higher forfeitures due to a reduction in headcount as a result of the reduction in force as well as the departure of executives during the nine months ended September 30, 2025.
Reduction in Force
During the nine months ended September 30, 2025, we implemented certain cost savings measures and incurred one-time costs of approximately $1.5 million in connection with these measures.
On October 1, 2025, we committed to a plan to reduce our workforce by approximately 90 full-time employees, representing approximately 24% of our workforce (the “Plan”). The Plan is intended to optimize our cost structure and is part of a broader cost-reduction initiative that also includes measures beyond full-time employee reductions.
We estimate that we will incur non-recurring charges of approximately $2.3 million in connection with the workforce reduction under the Plan, consisting of severance payments and related costs. We expect that the majority of the restructuring charges will be incurred in the fourth quarter ending December 31, 2025 and that the implementation of the workforce reduction, including cash payments, will be substantially complete by December 31, 2025.
Acquisition, integration and divestiture costs
During the nine months ended September 30, 2024, we realized an expense of $0.1 million primarily due to the changes in the estimated brokerage fees and transaction bonuses and accounting for all true-ups and credits related to the acquisition of Bridg.
Change in contingent consideration

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Change in contingent consideration	$—	$100	$(100)	(100)	$102	$110	$(8)	(7)
% of Revenue	—%	—%			(3)%	—%
During the three months ended September 30, 2024 we realized an expense of $0.1 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 8—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
During the nine months ended September 30, 2025 we realized an expense of $0.1 million primarily related to interest accretion associated with the contingent consideration. During the nine months ended September 30, 2024 we realized an expense of $0.1 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 8—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
Impairment of goodwill and intangible assets

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Impairment of goodwill and intangible assets	$58,843	$131,595	$(72,752)	(55)	$58,843	$131,595	$(72,752)	(55)
% of Revenue	113%	196%			33%	64%
During the three and nine months ended September 30, 2025, we recognized a $58.8 million impairment to goodwill and intangible assets, which consisted of a $49.1 million impairment to goodwill related to the U.S. Cardlytics Platform and a $9.7 million impairment to capitalized software development costs, net. During the three and nine months ended September 30, 2024, we recognized a $131.6 million impairment to goodwill and intangible assets, which consisted of a $117.8 million impairment to goodwill related to the Bridg platform and a $13.7 million impairment to acquired intangible assets. The impairment of goodwill and intangible assets resulted from a continued slowdown in the economy, decreased consumer spend, and a sustained decline in our stock price. Refer to Note 3 - Goodwill and Acquired Intangibles to our consolidated financial statements for additional information regarding the goodwill impairment.

Loss (Gain) on Disposal or Divestiture

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Loss (gain) on disposal or divestiture	$320	$—	$320	n/a	$(4,831)	$—	$(4,831)	n/a
% of Revenue	1%	—%			(3)%	—%
During the three months ended September 30, 2025, we realized a loss of $0.3 million primarily related to the decommissioning of the Dosh app, a consumer facing cashback mobile application, operated by Dosh Holding LLC on February 28, 2025. During the nine months ended September 30, 2025, we realized a gain of $4.8 million primarily related to the derecognition of the wallet liability associated with the Dosh app. Refer to Note 1—Overview of Business and Basis of Presentation for more information.
Depreciation and Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Depreciation and amortization expense	$6,473	$6,970	$(497)	(7)%	$19,039	$19,749	$(710)	(4)%
% of Revenue	12%	10%			11%	10%
Depreciation and amortization expense decreased by $0.5 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a decrease in fixed assets.
Depreciation and amortization expense decreased by $0.7 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a decrease in fixed assets.
Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Interest expense	$(2,915)	$(2,356)	$(559)	24%	$(7,660)	$(6,532)	$(1,128)	17%
Interest income	908	877	31	4	1,880	2,673	(793)	(30)
Interest expense, net	$(2,007)	$(1,479)	$(528)	36%	$(5,780)	$(3,859)	$(1,921)	50%
% of Revenue	(4)%	(2)%			(3)%	(2)%
Interest expense, net increased by $0.5 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in interest expense due to the draw down on our 2018 Line of Credit, partially offset by an increase in interest income associated with the approval of the second quarter 2021 employee retention tax credit.
Interest expense, net increased by $1.9 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in our interest expense related to our 2024 Convertible Senior Notes and the draw down on our 2018 Line of Credit during the nine months ended September 30, 2025 and a decrease in average cash balance that resulted in a decrease in interest income. The increase is partially offset by interest income associated with our employee retention tax credit and the paydown on our 2018 Line of Credit during the nine months ended September 30, 2024. Refer to Note 6—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2024 Convertible Senior Notes.
Foreign Currency (Loss) Gain

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2025	2024	$	%	2025	2024	$	%
Foreign currency (loss) gain	$(1,812)	$4,843	$(6,655)	n/a	$6,263	$4,312	$1,951	45%
% of Revenue	(3)%	7%			4%	2%
Foreign currency (loss) gain was a loss of $1.8 million during the three months ended September 30, 2025 compared to a gain of $4.8 million during the three months ended September 30, 2024, primarily due to the change in the value of the British pound relative to the U.S. dollar.

Foreign currency (loss) gain was a gain of $6.3 million during the nine months ended September 30, 2025 compared to a gain of $4.3 million during the nine months ended September 30, 2024, primarily due to the change in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, working capital, accounts receivable and contract assets, net and unused available borrowings:

in thousands	September 30, 2025	December 31, 2024
Cash and cash equivalents	$43,961	$65,594
Working capital(1)	17,007	29,028
Accounts receivable and contract assets, net	85,496	103,252
Unused available borrowings(2)	12,391	60,000
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
(2)As part of our amended and restated Loan and Security Agreement, we are required to maintain a minimum unrestricted cash of $25.0 million in demand deposit accounts.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts and demand deposit accounts. As of September 30, 2025, our money market account earned approximately a 4.1% annual rate of interest. As of September 30, 2025, $5.0 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics U.K. Limited is not considered indefinitely invested, we do not have any current plans to repatriate these funds.
As of September 30, 2025, we had $46.1 million drawn down against the 2018 Line of Credit, and we had $12.4 million of unused available borrowings remains available under our 2018 Line of Credit.
Through September 30, 2025, we have incurred accumulated net losses of $1,395.8 million since inception, including net loss of $72.7 million for the three months ended September 30, 2025. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit.
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
On April 1, 2024, we partially paid down the 2020 Convertible Senior Notes at prices below par and issued the 2024 Convertible Senior Notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029 as described below. In September 2025, we repaid in full at par the remaining $46.1 million aggregate principal amount of the 2020 Convertible Senior Notes, and as a result, the 2020 Convertible Senior Notes were no longer outstanding as of September 30, 2025.

Other Commitments
In January 2024, we renewed a cloud hosting agreement guaranteeing an aggregate spend to a cloud hosting provider of $17.0 million each year over a three-year period.
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
2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million principal amount of our 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes" or the "Notes") in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of 2024 Convertible Senior Notes. The net proceeds from the offering were $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expenses payable by us. The 2024 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of April 1, 2024, between us and U.S. Bank Trust Company, National Association, as trustee. We used approximately $169.3 million of net proceeds from the offering and cash on hand to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the offering through one of the initial purchasers or one of its affiliates, as our agents.
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
In July 2024, we amended our 2018 Loan Facility, which increased the ability to borrow up to 85% of the amount of our U.S. eligible accounts receivable and 30% of the amount of our U.K. eligible accounts receivable, decreased our required minimum level of Adjusted EBITDA, and decreased the interest rate to prime rate plus 0.125%. The amendment also establishes a reserve and included an extension of the maturity date of the loan to July 31, 2026.
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

As of September 30, 2025, we had net borrowings of $46.1 million against the 2018 Line of Credit. As of September 30, 2025, we had $12.4 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of September 30, 2025.

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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
in thousands	2025	2024
Cash and cash equivalents — Beginning of period	$65,594	$91,830
Net cash used in operating activities	(3,720)	(11,803)
Net cash used in investing activities	(13,025)	(14,660)
Net cash (used in) provided by financing activities	(5,105)	1,646
Effect of exchange rates on cash and cash equivalents	217	(25)
Cash and cash equivalents — End of period	$43,961	$66,988
Operating Activities
Operating activities used $3.7 million of cash during the nine months ended September 30, 2025, which reflected our Net Loss of $95.2 million, including $94.3 million of non-cash charges, offset by a $2.8 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets, amortization of financing costs charged to interest expense, credit losses expense, gain on disposal or divestiture and impairment of goodwill and intangible assets. The change in our net operating assets and liabilities was primarily due to a $8.0 million decrease in our Consumer Incentive liability, a $10.9 million decrease in Partner Share liability, a $0.2 million decrease in accounts payable and a $0.2 million increase in prepaid expenses and other assets, partially offset by a $14.8 million decrease in accounts receivable and a $1.8 million increase in other accrued expense. These fluctuations are primarily driven by the quarterly seasonality of our business.
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
Investing Activities
Investing activities used $13.0 million and $14.7 million of cash during the nine months ended September 30, 2025 and 2024, respectively. Our investing cash flows during the nine months ended September 30, 2025 and 2024 primarily consisted of funds used for the purchases of technology hardware and capitalization of costs to develop internal-use software.

Financing Activities
Financing activities used $5.1 million of cash during the nine months ended September 30, 2025, which consisted of cash paid pursuant to the Settlement Agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement and the payment in full of the remaining $46.1 million aggregate principal amount of the 2020 Convertible Senior Notes, partially offset by net borrowings of $46.1 million against the 2018 Line of Credit.
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
We believe that the assumptions and estimates associated with capitalized software development costs including determining if a project is eligible for capitalization, determining whether the incurred costs are directly associated with the project, evaluating the current stage of the project’s development, and determining its fair value as part of our long-lived asset impairment analysis, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, the assumptions used both in the initial valuation and ongoing impairment analysis of goodwill and acquired intangible assets of Bridg and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 7.25% plus 0.125%. As of September 30, 2025, the prime rate was 7.25% and a 10% increase in the current prime rate would, for example, result in a $0.4 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The 2024 Convertible Senior Notes bears an interest rate of 4.25%.
Foreign Currency Exchange Risk
Both Revenue and operating expense of Cardlytics U.K. Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either Revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during the nine months ended September 30, 2025 and 2024, our Revenue would have decreased by $2.0 million and $1.6 million, respectively. The overall impact to net loss would be partially mitigated by decreases in operating expense of $1.1 million in the nine months ended September 30, 2025 and 2024.
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
Our revenue decreased 22.4% to $52.0 million during the nine months ended September 30, 2025 from $67.1 million during the nine months ended September 30, 2024. Our billings decreased 20.3% to $89.2 million during the nine months ended September 30, 2025 from $112.0 million during the nine months ended September 30, 2024. We may not be able to achieve or maintain year-over-year billings growth and may not see revenue growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including, but not limited to, slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue or achieve or maintain revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during nine months ended September 30, 2025 and 2024 were derived from sales of advertising via the Cardlytics platform. Our operating results could suffer due to:
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
During the nine months ended September 30, 2025 and 2024, our top three FI partners combined to account for over 80% and 95% respectively, of the total Partner Share we paid to all partners for each period, with the top FI partner representing over 50% for each period and the second and third largest FI partners combined to represent over 30% of Partner Share. No other partner accounted for over 10% of Partner Share during these periods.
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
In April 2025, we received a written non-renewal notice from Bank of America, one of our top three FI partners, with respect to our services agreements by which we publish offers to Bank of America's customers. As a result, these agreements will expire pursuant to their terms as of July 31, 2025, provided that Bank of America has requested that we continue to provide uninterrupted operations under the services agreements for 180 days thereafter, i.e., through January 27, 2026, which period was extended to February 16, 2026 and may further be extended by mutual agreement of the parties. We and Bank of America are discussing potentially entering into a separate arrangement or agreement by which we would continue to publish offers to Bank of America's customers, but we cannot guarantee these discussions will result in any agreement or continuation of the partnership.
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
In addition, the majority of our employees work remotely, which makes us more vulnerable to cyberattacks and has increased risks to our systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers' requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the nine months ended September 30, 2025 and 2024, our top five marketers accounted for 20% and 12% of our Revenue, respectively, with no marketer accounting for over 10%. As of September 30, 2025 and 2024, our top five marketers accounted for 30% and 20% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
We have incurred annual net losses since inception and expect to incur net losses in certain periods in the future. During the nine months ended September 30, 2025 and 2024, our net loss was $72.7 million and $145.2 million, respectively. We had an accumulated deficit of $1.4 billion as of September 30, 2025. We have never achieved net income on an annual basis, and we do not know if we will be able to achieve or sustain net income. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth as well. Our ability to achieve and sustain net income is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain net income.

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
As of September 30, 2025, we had 367 full-time employees. We may further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation.
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
During the nine months ended September 30, 2025 and 2024, we derived 11% and 8%, respectively, of our revenue from outside the U.S. While substantially all of our operations are located in the U.S., we have offices in the U.K. and Taiwan and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
We must also continue to manage our employees, operations, finances, research and development and capital investments efficiently as a remote-first company where the majority of our employees are working from home. Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train our new employees quickly and effectively or if we fail to appropriately coordinate across our executive, research and development, technology, service development, analytics, finance, human resources, marketing, sales, operations and customer support teams. If we continue our rapid growth, we will incur additional expenses, and our growth may continue to place a strain on our resources, infrastructure and ability to maintain the quality of our solutions. If we do not adapt to meet these evolving challenges, or if the current and future members of our management team do not effectively manage our growth, the quality of our solutions may suffer and our corporate culture may be harmed. Failure to manage our future growth effectively could cause our business to suffer, which, in turn, could have an adverse impact on our business, financial condition and operating results.
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
Under accounting principles, we have allocated the total purchase price of Bridg's net tangible assets and intangible assets based on its fair value as of the date of the acquisition, and we have recorded the excess of the purchase price over that fair value as goodwill. Our management's estimates of fair value will be based upon assumptions that they believe to be reasonable but that are inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:
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
In April 2024, we issued $172.5 million principal amount of our 2024 Convertible Senior Notes. The interest rate for the 2024 Convertible Senior Notes is fixed at 4.25% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. Additionally, as of September 30, 2025, we had $46.1 million of outstanding borrowings under our 2018 Line of Credit. Borrowings under our 2018 Line of Credit bear an interest rate equal to the prime rate plus 0.125%.
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

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2024 Convertible Senior Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our existing and future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indentures governing the Notes, as applicable, or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under an indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
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
As of the date of filing, we had seventeen issued patents relating to our software. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringements. We have registered, or are in the process of attempting to register, the "Cardlytics," "Bridg" and "Rippl" names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open-source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $0.85 to an intraday high of $161.47 through November 5, 2025. Factors that may affect the market price of our common stock include:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
None.
Recent Issuances of Unregistered Securities
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Fourth Amendment to Schedule #1, dated July 7, 2025, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.5	8/6/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	Inline XBRL Taxonomy Schema with Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
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

Cardlytics, Inc.

Date:	November 5, 2025	By:	/s/ Amit Gupta
Amit Gupta
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ Alexis DeSieno
Alexis DeSieno
Chief Financial Officer (Principal Financial and Accounting Officer)