Form 10-K
period 2025-12-31
Cardlytics, Inc.
filed 2026-03-04
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $85.8 million based upon the closing sale price of our common stock on that date.
As of February 28, 2026, there were 55,054,268 shares outstanding of the registrant’s common stock, par value $0.0001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10–K. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•our ability to consummate the closing of the Bridg sale and receipt of the proceeds therefrom;
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
RISK FACTORS SUMMARY
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length in the section below titled "Risk Factors." These risks include, among others, the following:
Risks Related to our Business and Industry
•Unfavorable conditions, including, but not limited to, inflationary pressure or tariffs and other trade protection measures, in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.
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
•We are substantially dependent on Chase, Wells Fargo and a limited number of other FI partners.
•The market in which we participate is competitive, and we may not be able to compete successfully with our current or future competitors.
Risks Related to our Outstanding Convertible Senior Notes
•Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the 2024 Convertible Senior Notes or to repurchase the 2024 Convertible Senior Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
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
Our data capabilities, coupled with our access to customers using our partners' digital channels, enable us to help solve fundamental problems for marketers. Marketers increasingly have access to data on the purchase behavior of their customers in their own stores, websites and loyalty programs. However, they lack insight into their customers' purchase behavior outside of their stores and websites, as well as the purchase behavior of individuals who are not yet their customers. The reality is, no matter how robust their own customer data, marketers only see a small portion of their customers' overall spending patterns. As a result, it is difficult for businesses to focus their marketing investments on the most valuable customers. With the Cardlytics platform, we enable marketers to reach potential customers across our network of FI partners through their digital banking accounts and present them relevant offers to save money when they are thinking about their finances. With the Bridg platform, we enable marketers to leverage their own POS data and reach their customers across a variety of digital advertising channels, while also providing measurement of marketing performance based on actual customer purchases. Marketers are also challenged to measure the performance of their marketing, and our financial media network addresses these challenges by enabling marketers to precisely measure how marketing drives both in-store and online sales through "closed loop-measurement."
In January 2026, we entered into a definitive agreement to sell substantially all of the assets primarily related to, or primarily used in, our Bridg platform to an affiliate of PAR Technology Corporation. The transaction is subject to customary closing conditions and has not yet closed. Until the closing of the transaction, the Bridg platform continues to operate as part of our business.
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
The Cardlytics platform helps solve fundamental problems for our FI partners. Leveraging our powerful predictive analytics, we create compelling rewards that have the potential to drive deeper and more sustained use of the FI's digital channels, which we believe reduces customer attrition and increases use of the FI partners’ credit and debit cards. Today, our FI partners include JPMorgan Chase Bank, National Association ("Chase"), Wells Fargo Bank, National Association ("Wells Fargo"), and American Express Travel Related Services Company, Inc. ("American Express"), as well as many other national and regional financial institutions, financial technology companies and virtual-only banks. We also partner with multiple bank processors and digital banking providers to help us reach customers of small and mid-sized FI partners.
The Bridg Platform
The Bridg platform is a customer data platform that utilizes POS data from our merchant data partners, including product-level purchase data to enable marketers to perform analytics and targeted loyalty marketing. Bridg also enables marketers to measure the impact of their marketing. In 2023, we launched an additional product offered through the Bridg platform, Rippl. This product provides retail media capabilities for regional grocers, brands, and consumer packaged goods companies by leveraging customer data to support targeting capability for retail media purposes.
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
Point-of-Sale Data from our Merchant Data Partners
Using POS data from our merchant data partners and identity information, the Bridg platform associates customer transactions with anonymized identifiers. We then build anonymized profiles that include product-level purchase history and customer attributes to enable marketing and analytics.
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
Since we are able to measure the impact marketing campaigns have on in-store and online sales, marketers can use our data capabilities to optimize their advertising efforts with new or increased investment in the Cardlytics platform. Given our granular view into consumer spending across all categories, we can also help marketers identify share shift against their competition and learn more about where else their customers spend their money.
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
•Massive Data Set and Reach. During 2025, the Cardlytics platform analyzed approximately $5.7 trillion in purchases across all categories and geographies, both online and in-store. We have access to purchase data on the Cardlytics platform in the form of credit, debit, ACH and bill pay transactions. We provide marketers with the opportunity to leverage this unique data set to precisely reach millions of consumers.
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

•Ability to Improve Marketing. Consumers spend a vast majority of their money in physical stores, and marketers have long sought efficient and effective ways to understand online-to-offline attribution. Likewise, although marketers may have access to data on the purchase behavior of their customers in their stores and on their websites, they lack visibility about these customers' overall spending patterns and the purchasing behavior of other likely buyers. Through the Cardlytics platform, we reach and influence real buyers at scale and measure the true, incremental impact marketing campaigns have on in-store and online sales. Our targeting capabilities allow marketers to tailor their campaigns to align with their marketing strategies.
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
•Expand the Network of Partners. We will continue to focus on growing our network of partners by integrating with new FI partners, non-bank partners, and merchant data partners. Each new partner increases the size of our data asset and addressable audience, increasing the value of the Cardlytics platform to both marketers and our existing partners, which we believe will drive growth.
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
On April 22, 2025, we received a written non-renewal notice from Bank of America related to our agreements, which each were scheduled to expire pursuant to their terms effective as of July 31, 2025. Pursuant to the agreements, Bank of America requested that we continue to provide uninterrupted operations under the agreements for a period through January 27, 2026, which period was extended through February 16, 2026, at which point our relationship with Bank of America ended.
Agreements with Chase
In May 2018, we entered into a Master Agreement and Schedule #1 to the Master Agreement (collectively, the "Master Agreement") with Chase, pursuant to which we agreed to provide Chase with access to the Cardlytics platform. Under the Master Agreement, we agreed to provide Chase with access to the Cardlytics platform. Chase may terminate the Master Agreement at any time upon 90 days' written notice. The Master Agreement will automatically renew for 12-month periods thereafter, unless terminated earlier in accordance with the terms of the Master Agreement.
Under the Master Agreement, we share billings that we generate from the sale of advertising within the Chase channel with Chase, subject to certain exceptions. The amounts that we pay to Chase in excess of Consumer Incentives are reflected as Partner Share. The specific billing share percentage that we pay is based on marketer- and transaction-specific factors. In June 2023, we entered into an amendment that increased the portion of advertiser billings that is retained by the Company. In July 2025, we further amended the Schedule to extend its term through November 18, 2028 and update certain billing share, incentive and reporting provisions.
Sales and Marketing
Our sales teams are focused on growing our share of advertising budgets from existing marketers and attracting new brands, merchants and service providers, both directly and through advertising agencies. Our marketing efforts are focused on increasing brand awareness for Cardlytics through partnerships, public relations, industry events and publications.
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
As of December 31, 2025, we had eighteen issued patents relating to our software. We cannot assure you that our patents will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Our patents may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringements.
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
We are the registered holder of a variety of domestic and international domain names that include cardlytics.com, bridg.com, and similar variations on those names.

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
Employees
As of December 31, 2025, we had 275 full-time employees, including 29 in delivery, 105 in sales and marketing, 95 in research and development and 46 in general and administrative. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages.
Human Capital Resources and Management
Our company's mission is to make commerce smarter and rewarding for everyone, and we know this starts with investing in each of our employees. Headquartered in Atlanta, GA with additional offices in Los Angeles, CA; Champaign, IL; London, U.K.; and Taipei, Taiwan, our employees are an essential part of all of our successes, with many working remotely, providing the flexibility to contribute from wherever they are most productive.
As of December 31, 2025, our global workforce is made up of approximately 46% women and 47% people of color.
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
Risks Related to our Business and Industry
Unfavorable conditions, including inflationary pressure, or tariffs and other trade protection measures, in the global economy or the industries we serve could limit our ability to grow our business and negatively affect our operating results.

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
•exposure related to our international operations and foreign currency exchange rates, including as a result of the impact of tariffs imposed by the U.S. government;
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
Our revenue decreased 16.2% to $233.3 million in 2025 from $278.3 million in 2024. Our billings decreased 13.3% to $385.0 million in 2025 from $443.8 million in 2024. We may not be able to achieve or maintain year-over-year billings growth and may not see revenue growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including, but not limited to, slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue or achieve or maintain revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during 2025 and 2024 were derived from sales of advertising via the Cardlytics platform. Following the closing of our sale of the Bridg business, our revenue and billings will be solely derived from the Cardlytics platform. Accordingly, our operating results could suffer due to:
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
We are substantially dependent on Chase, Wells Fargo and a limited number of other FI partners.
We require participation from our FI partners in the Cardlytics platform and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers.
During the year ended December 31, 2025, our top three FI partners combined to account for over 80% of the total Partner Share we paid to all partners. During the years ended 2024 and 2023, our top three FI partners combined to account for over 85% in each year. During 2025, no FI partner represented over 50% and each represented over 15% of Partner Share. During 2024 and 2023, the top FI partner represented over 50% and the second and third largest FI partners each represented over 10% of Partner Share.

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
Our FI partners have the ability to restrict us from publishing offers for certain marketers on their channels. Our largest FI partner has recently substantially increased the number of marketers that are subject to such restrictions, and has further informed us that this list of restricted marketers will expand in the future. We expect that these restrictions will impact our ability to grow marketing budgets for these selected advertisers, and in many cases will cause the marketing budgets for these selected advertisers to decrease significantly. Other FI partners may implement similar restrictions.
In April 2025, we received a written non-renewal notice from Bank of America, one of our top three FI partners, with respect to our services agreements by which we publish offers to Bank of America's customers. As a result, these agreements expired pursuant to their terms as of July 31, 2025, provided that Bank of America requested that we continue to provide uninterrupted operations under the services agreements for 180 days thereafter, i.e., through January 27, 2026, which period was extended to February 16, 2026, at which point our relationship with Bank of America has ended.
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
To the extent that we breach or are alleged to have breached the terms of our agreement with any FI partner, or a disagreement arises with an FI partner regarding the interpretation of our contractual arrangements, which has occurred in the past and may occur again in the future, such FI partner may be more likely to cease providing us data, reduce its reliance on us, or terminate its agreement with us. The loss of any of Chase, Wells Fargo or any other significant FI partner, or their reduced reliance on us or our solutions, could significantly harm our business, results of operations and financial conditions.
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
Our ability to grow our revenue depends on our ability to maintain our relationships with current FI partners, both holistically and at the current level of service we provide them, and attract new FI partners. A significant percentage of consumer credit and debit card spending is concentrated with the 10 largest financial institutions in the U.S., five of which are currently part of our network, while the balance of card spending is spread across thousands of smaller financial institutions. Accordingly, our ability to efficiently grow our revenue will specifically depend on our ability to maintain our relationships with the large financial institutions that are currently part of our network and establish relationships with the large financial institutions and other potential supply partners that are not currently part of our network. We have in the past and may in the future be unsuccessful in attempts to establish and maintain relationships with large financial institutions and other supply partners. If we are unable to maintain our relationships with current FI partners and attract new FI partners and other supply partners, our business, results of operations and financial condition would be significantly harmed, and we may fail to capture a material portion of the native bank advertising market opportunity.
The failure to consummate the sale of Bridg may materially and adversely affect our business, financial condition and results of operations.
In January 2026, we entered into a definitive agreement to sell substantially all of the assets primarily related to, or primarily used in, our Bridg platform to an affiliate of PAR Technology Corporation. While the sale of Bridg is pending, it creates unknown impacts on our future. Therefore, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending consummation of the transaction. The occurrence of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations.
The Bridg transaction is subject to various closing conditions. We cannot control these conditions and cannot assure you that they will be satisfied. If the transaction is not consummated, we may be subject to a number of risks, including the following:

•we may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in equivalent terms as compared to what is proposed in the pending transaction;
•the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the sale of Bridg will be consummated;
•doubt as to our ability to effectively implement its current and future business strategies;
•our costs related to the Bridg transaction, such as legal, accounting and financial advisory fees, must be paid even if the transactions is not completed; and
•our relationships with our customers and employees may be damaged and our business may be harmed.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, financial condition and results of operations, which could cause the market value of our common stock to decline.
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
We leverage our FI partners' purchase data and infrastructures to deliver our Cardlytics platform. We do not currently receive or have access to any personal data from our FI partners, although we may obtain or have access to personal data from our FI partners in the future as our business evolves. Additionally, we receive, collect, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and have access to personal data and other sensitive or confidential information as a result of other aspects of our business. As such, we may be a more visible target for cyberattacks or physical breaches of our systems, databases or data centers, and we have in the past and we may in the future suffer from such attacks or breaches. There is a risk that actors may attempt to gain access to our systems, for the purpose of stealing personal data, sensitive or proprietary data, accessing sensitive information on our network, or disrupting our or their respective operations. Cyberattacks, malicious internet-based activity and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, and ability to provide our services.

In addition to traditional computer "hackers," we and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), threat actors, software bugs, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), employee theft or misuse, denial-of-service attacks, credential attacks, credential harvesting, and ransomware attacks. We also may be the subject of viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware, malicious or unintentional actions or in actions by employees or others with authorized access to our network that create or expose vulnerabilities, attacks enhanced or facilitated by artificial intelligence ("AI"), and other similar threats or other similar issues. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Current or future threat actor capabilities, discovery of existing or new vulnerabilities in our systems and attempts to exploit those vulnerabilities or other developments may compromise the technology protecting our systems. Due to a variety of both internal and external factors, including defects or misconfigurations of our technology, our services have in the past and may in the future become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure networks and detect and block attacks. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, including our FI partners’ systems, such as through phishing or supply chain attacks.
Remote work presents risks to our systems and data, as more of our personnel utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. A security breach could result in operational or administrative disruptions, or impair our ability to meet our marketers' requirements, which could result in decreased revenue. Also, our reputation could suffer irreparable harm, causing our current and prospective marketers and FI partners to decline to use our solutions in the future. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities' systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel's, or vendors' use of generative AI technologies.
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

It is difficult, costly and resource intensive to maintain efforts designed to prevent, detect, investigate, contain and remediate security incidents. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our systems (such as our hardware and software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities, at all or on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Even if we have issued or otherwise made patches for vulnerabilities in our software applications, products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.
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
In any event, an actual or perceived breach of the security of our, or the third parties with whom we work, systems or data could materially harm our business, financial condition and operating results. Such adverse consequences may take the form of government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and oversight; restrictions on processing of sensitive information; litigation (including class claims); indemnification obligations; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including data availability); financial loss; and other similar harms. Security incidents and associated consequences may prevent or cause customers to stop using our platform, deter new customers from using our platform, and negatively impact our ability to grow and operate our business. In particular, our product and service offering involves access to our customers’ information and systems, a security incident could heighten the impact of these material adverse consequences because of the nature of our business and expectations of our customers.
We cannot assure you that any relevant limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security lapse or breach. While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the years ended December 31, 2025, 2024 and 2023, our top five marketers accounted for 20%, 16% and 15% of our revenue, respectively, with no marketer accounting for over 10% during each period. As of December 31, 2025 and 2024, our top five marketers accounted for 30% and 17% of our accounts receivable, respectively, with no individual marketer representing over 10% as of the end of each period.
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
We have incurred annual net losses since inception and expect to incur net losses in certain periods in the future. During 2025 and 2024, our net loss was $103.5 million and $189.3 million, respectively. We had an accumulated deficit of $1.4 billion as of December 31, 2025. We have never achieved net income on an annual basis, and we do not know if we will be able to achieve or sustain net income. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth as well. Our ability to achieve and sustain net income is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain net income.
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
We rely on several third parties to assist us in matching our anonymized identifiers with third-party identifiers. This matching process enables us to, among other things, use transaction data to measure in-store and online campaign sales impact or provide marketers with valuable visibility into the behaviors of current or prospective customers both within and outside the context of their marketing efforts. If any of these key data providers were to withdraw or withhold their identifiers from us, or if we fail to renew the agreements governing the relationships with such providers, our ability to provide our solutions could be adversely affected, and certain marketers may severely limit their spending on our solutions or stop spending with us entirely. Replacements for any of these third-party identifiers may not fit the needs of certain marketers or be available in a timely manner or under economically beneficial terms.
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

Our corporate culture has contributed to our success, and if we cannot maintain it, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
As of December 31, 2025, we had 275 full-time employees. We may further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation.
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
During 2025 and 2024, we derived 13.0% and 8.7%, respectively, of our revenue from outside the U.S. While substantially all of our operations are located in the U.S., we have offices in the U.K. and Taiwan and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
Portions of our net operating loss ("NOL") carry-forwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2025 and 2024, we had U.S. federal and state NOLs of $990.7 million and $900.7 million, respectively. Our federal NOLs generated in tax years beginning before January 1, 2018, are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carry-forwards in a taxable year is limited to 80% of taxable income in such year.
In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carry-forwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We have experienced "ownership changes" under Code Section 382 in the past, and future changes in ownership of our stock, including by reason of future offerings, as well as other changes that may be outside of our control, could result in future ownership changes under Code Section 382. If we are or become subject to limitations on our use of federal NOL carry-forwards under Code Section 382, some of our federal NOL carry-forwards could expire unutilized or underutilized, even if we earn taxable income against which our federal NOL carry-forwards could otherwise be offset. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOL carry-forwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
•impairment of other long-term assets;
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
Risks Related to our Indebtedness
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the 2024 Convertible Senior Notes or to repurchase the 2024 Convertible Senior Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In April 2024, we issued $172.5 million principal amount of our 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes"). The interest rate for the 2024 Convertible Senior Notes is fixed at 4.25% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. Additionally, as of December 31, 2025, we had $40.1 million of outstanding borrowings under our 2018 Line of Credit. Borrowings under our 2018 Line of Credit bear an interest rate equal to the prime rate plus 0.125%.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2024 Convertible Senior Notes and any borrowings under our 2018 Line of Credit, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our 2018 Line of Credit contains and our future debt agreements may contain restrictive covenants that may limit our ability to or prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.
Holders of the 2024 Convertible Senior Notes have the right to require us to repurchase their 2024 Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2024 Convertible Senior Notes) at a repurchase price equal to 100% of the principal amount of the 2024 Convertible Senior Notes to be repurchased, as applicable, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2024 Convertible Senior Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority or by agreements governing our existing and future indebtedness. Our failure to repurchase the 2024 Convertible Senior Notes at a time when the repurchase is required by the indentures governing the 2024 Convertible Senior Notes, as applicable, or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under an indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2024 Convertible Senior Notes or make cash payments upon conversions thereof.
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
The conditional conversion feature of either series of 2024 Convertible Senior Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of either series of 2024 Convertible Senior Notes is triggered, holders of such 2024 Convertible Senior Notes will be entitled to convert their 2024 Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their 2024 Convertible Senior Notes, as applicable, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2024 Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable series of 2024 Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our 2024 Convertible Senior Notes may affect the value of our common stock.
The conversion of some or all of the 2024 Convertible Senior Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such 2024 Convertible Senior Notes. Our 2024 Convertible Senior Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our 2024 Convertible Senior Notes elect to convert their 2024 Convertible Senior Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2024 Convertible Senior Notes or our common stock.
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
In the ordinary course of business, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal data and other sensitive information including proprietary and confidential business data, trade secrets, and intellectual property ("process") necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We, our FI partners, our marketers and other third parties with whom we work are subject to a number of data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy policies, contractual requirements, and other obligations relating to data privacy and security as well as laws and regulations regarding online services and the Internet generally. We rely on our FI partners not to provide us any "personal data" as defined under relevant data protection regimes; however, to the extent such FI partners fail to do so, we may have exposure to data protection obligations and the failure of which to comply with such obligations could lead to material adverse consequences.
In the U.S., the rules and regulations to which we, directly or contractually through our partners, or our marketers are or may be subject, include but are not limited to those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm-Leach-Bliley Act and state cybersecurity, privacy and breach notification laws.
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
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that impacts certain of our business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted which presents particular challenges for companies like ours. Violations of the rule could lead to significant civil and criminal fines and penalties.
Our Bridg business relies on the acquisition and sale of personal data, including data obtained from third-party data suppliers. The acquisition and sale of personal data from or to third parties has become subject to increased regulatory scrutiny. For example, some data suppliers are required to register as data brokers under various laws which exposes them to increased scrutiny. As an example, California's Delete Act requires data brokers to honor single, verifiable requests from California consumers to delete all of their personal information held by all registered data brokers and their service providers. These laws also require additional compliance efforts (such as providing notices, obtaining consents, or establishing a valid legal basis for the relevant data processing activity). Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. Obtaining and selling personal data carries risk to us. These challenges may make it so difficult for us and our suppliers to provide the data and the costs associated with the data materially increase or may materially decrease the availability of data that we or our data suppliers can provide.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. Such AI related laws may also impact our ability to build AI into our offerings, or may result in increased compliance costs and risks.
In addition to data privacy and security laws, we are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, white papers and other statements, such as statements related to compliance with certain certifications or self-regulatory principles concerning data privacy and security. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresent our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Obligations related to data privacy and security (and individuals' data privacy expectations) are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Our business model depends on our ability to process data so we are particularly exposed to the rapidly changing legal landscape. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to the services, information, technologies, systems and practices of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may, for example, be required to, or otherwise may determine that it is advisable to, develop or obtain additional tools and technologies for validation of certain of our limited sales related to purchases to compensate for a potential lack of other data. Even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of data.
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

As of the date of filing, we had seventeen issued patents relating to our software. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringements. We have registered the "Cardlytics," "Bridg" and "Rippl" names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open-source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, vendors and others. We may not have obtained valid and enforceable assignment agreements, waivers of moral rights, or invention‑assignment acknowledgments from all current and former employees, contractors, and consultants, and any gaps or defects in chain of title could impair our ability to assert or defend our intellectual property rights or require costly remediation. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. Additionally, certain FIs have a right to obtain the source code underlying Cardlytics Ad Server through the release of source code held in escrow upon the occurrence of specified events, which could compromise the proprietary nature of the Cardlytics platform and/or allow these FIs to discontinue the use of our solutions.
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
Risks related to our development, deployment, or use of AI and machine learning technologies could adversely affect our business, financial condition, results of operations, and reputation.
We have integrated, and may continue to integrate, AI and machine learning ("ML") technologies into our products, services, and internal operations. The development, adoption, and use of AI and ML technologies present significant risks and challenges that could adversely affect our business.
AI and ML technologies are complex, rapidly evolving, and may produce inaccurate, biased, or otherwise flawed outputs. If AI systems we develop or deploy generate errors, biased results, or harmful content, we could face reputational harm, loss of customer confidence, competitive harm, and legal liability. Additionally, our use of AI may result in outputs that infringe or misappropriate intellectual property rights of third parties, which could expose us to claims and litigation. There is also uncertainty regarding whether and to what extent intellectual property protections apply to content generated by AI systems.
AI‑generated outputs may contain errors, biases, or hallucinations, may be insufficiently explainable for financial‑institution compliance review, and may require human‑in‑the‑loop oversight, which could reduce efficiency, increase costs, or lead to campaign rejection or remediation.

Our competitors and other third parties may incorporate AI into their products and services more quickly or effectively than we do, which could impair our ability to compete effectively and adversely affect our business. Conversely, our reliance on AI technologies may create dependencies on third-party AI providers, whose services may become unavailable, experience disruptions, or become subject to unfavorable terms.
The use of AI and ML may also create cybersecurity and data privacy risks, including through adversarial attacks designed to manipulate AI outputs, unauthorized access to training data, or unintended disclosure of personal or confidential information. Adversaries also continue to incorporate AI in their tactics and procedures thereby operating at unprecedented scale. We may face challenges in ensuring that our use of AI complies with applicable data protection laws, particularly with respect to the collection and use of data for AI training purposes.
Any of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, and reputation.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $0.79 to an intraday high of $161.47 through March 4, 2026. Factors that may affect the market price of our common stock include:
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
Risks from cybersecurity threats are among those that we address in our enterprise risk management program, where we conduct investigations and take actions as required to assess risks to the organization and take mitigating actions designed to reduce, eliminate or manage risks. Risk assessments are performed quarterly as part of this program and the results are discussed and reviewed with management.
We maintain measures designed to identify such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating threats reported to us, logging and monitoring our IT environment, conducting threat assessments for internal and external threats, conducting vulnerability assessments to identify vulnerabilities and conducting tabletop incident response exercises.
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
Cardlytics’ information security control environment is designed to align with elements of the NIST Cybersecurity Framework (CSF) or other industry standards. Our controls are structured around the NIST core functions (Govern, Identify, Protect, Detect, Respond, and Recover) and are periodically reviewed to ensure they remain appropriate to the nature, scale, and complexity of our operations and risk profile.

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
Our cybersecurity risk management strategy relies on input from management, including the Chief Technology Officer, Chief Legal and Privacy Officer, and Chief Financial Officer, who report to the Chief Executive Officer, as well as the Chief Information Security Officer, to help us understand cybersecurity risks, establish priorities, determine the scope and details of our cybersecurity program and implement it. The Chief Technology Officer and Chief Information Security Officer in particular have decades of experience assessing and managing cybersecurity risk at various organizations with differentiated risk profiles.
Management is also responsible for hiring appropriate personnel, integrating cybersecurity considerations into our overall risk management strategy, and for communicating key priorities to employees. Our cybersecurity incident response and vulnerability management processes involve management, who participate in our disclosure controls and procedures.
On a regular basis, management discusses cybersecurity risk and reviews our cybersecurity program. Management is responsible for approving budgets, helping prepare for cybersecurity incidents, responding to cybersecurity incidents, approving cybersecurity policies and procedures, reviewing audit reports, and reporting to the board of directors regarding cybersecurity matters.
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
ITEM 2. PROPERTIES
Our principal executive offices are located in Atlanta, Georgia, where we occupy a facility of approximately 17,000 square feet. Our lease expires on January 1, 2032, and we have the option to renew for an additional five-year period. We have additional offices in Los Angeles, CA; Champaign, IL; London, U.K.; and Taipei, Taiwan. A portion of our workforce operates remotely. We believe that our facilities are sufficient for our current needs and that, should it be needed, additional facilities will be available to accommodate the expansion of our business.
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
Holders of Record
As of February 28, 2026, there were approximately 119 stockholders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by Item 201(e) of Regulation S-K.
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
Sale of Bridg Business
On January 23, 2026 (the “Signing Date”), we, PAR Technology Corporation (“PAR”) and DB Sub, LLC, an indirectly wholly owned subsidiary of PAR (“Buyer”), entered into an asset purchase agreement (the “Purchase Agreement”), pursuant to which Buyer agreed to acquire all of our assets, properties and rights primarily related to, or primarily used in, the Bridg platform (the “Purchased Assets” and the sale thereof, the “Bridg Sale”), subject to certain exceptions. In connection with the Bridg Sale, Buyer also agreed to assume certain liabilities and obligations of Cardlytics arising out of the use, ownership, possession, operation or sale of the Purchased Assets. Other than the Purchased Assets, neither Buyer nor PAR will acquire any other assets of Cardlytics pursuant to the Bridg Sale.
Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, as promptly as practicable after the closing of the Bridg Sale (the “Closing” and the date thereof, the “Closing Date”), but in any event on the Closing Date, PAR will deliver to us a number of shares of common stock of PAR (“PAR Common Stock”) equal to the quotient obtained by dividing (i) (A) $27,500,000 plus (B) an adjustment amount for certain new customer contracts entered into by us prior to Closing less (C) an estimated closing net adjustment amount for revenue received by us for goods or services to be delivered or performed after the Closing pursuant to contacts assigned to Buyer in connection with the Bridg Sale (provided, that, the number pursuant to this (i) shall not exceed $30,000,000) by (ii) the volume weighted average price of a share of PAR Common Stock on the New York Stock Exchange for the 15 consecutive trading days ending on the trading day immediately prior to (and excluding) the Closing Date as reported by Bloomberg, L.P. (“Purchase Consideration”). PAR has also agreed to use reasonable best efforts to promptly file a registration statement with the SEC covering the resale of the shares of PAR Common Stock comprising the Purchase Consideration within three business days following the Closing Date, or, if later, PAR’s receipt of a completed investor questionnaire. PAR has also agreed to use commercially reasonable efforts to keep such registration statement effective until the earlier of the date that all such shares of PAR Common Stock have been sold or otherwise disposed of or can be sold without restriction pursuant to Rule 144 (or any successor thereof) promulgated under the Securities Act.
The Closing is subject to the satisfaction or waiver of a number of customary closing conditions in the Purchase Agreement, including the absence of certain governmental restraints and the absence of a material adverse effect with respect to the Bridg platform or our ability to consummate the Bridg Sale.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act provides an employee retention credit ("ERC"), which is a refundable tax credit against certain payroll taxes. During the year ended December 31, 2025, we evaluated the conditions of the ERC and determined that we were eligible during the first and second quarter of 2021. As a result, we filed amended tax forms with the IRS claiming a tax credit of $5.3 million. The amended tax form for the first quarter and second quarter of 2021 were approved and paid by the IRS, which resulted in a benefit of $5.3 million in operating expense and $0.8 million in interest income within the consolidated statement of operations during the year ended December 31, 2025. The benefit of $5.3 million in operating expense is comprised of $0.9 million in delivery costs, $2.1 million in sales and marketing expense, $1.7 million in research and development expense, and $0.6 million in general and administrative expense.

Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
Key Performance Metrics

	Year Ended December 31,
in thousands except ACPU amounts	2025	2024	2023
Cardlytics MQUs	224,159	190,482	187,234
Cardlytics ACPU	$0.50	$0.67	$0.72
Cardlytics Monthly Qualified Users ("MQUs")
We define MQUs as targetable customers that have made a transaction using their account with an FI Partner or other partners in a given month, excluding pilot supply during the ramp up period, and whose transaction data was shared with Cardlytics. We then calculate a monthly average of these MQUs for the periods presented. We believe that the number of MQUs is an indicator of the Cardlytics platform's ability to drive engagement and is reflective of the consumer base and insights that we offer to marketers. As of January 1, 2025, we no longer report Cardlytics Monthly Active Users given we do not receive equivalent user data from our newer bank partners. We have applied this change to our reporting for current and prior periods in this Annual Report on Form 10-K.

	Year Ended December 31,		Change		Year Ended December 31,		Change
in thousands	2025	2024	#	%	2024	2023	#	%
Cardlytics MQUs	224,159	190,482	33,677	18	190,482	187,234	3,248	2
Cardlytics MQUs increased by 33.7 million during 2025 compared to 2024, primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and a new FI Partner in the U.K.
Cardlytics MQUs increased by 3.2 million during 2024 compared to 2023, primarily driven by organic growth of the existing FI partners in the U.K. and U.S. and a new FI Partner in the U.K.
Cardlytics Adjusted Contribution per User ("ACPU")
We define ACPU as the Cardlytics platform Adjusted Contribution generated in the applicable period, divided by Cardlytics average MQUs in the applicable period. We believe that Adjusted Contribution is the most relevant metric as it reflects the value Cardlytics keeps after subtracting out rewards, Partner Share and other third-party costs. We believe that ACPU measures the Cardlytics platform's efficiency in converting marketer budgets into the value generated by customer engagement. Beginning on January 1, 2025, we no longer report Cardlytics Average Revenue per User. We have applied this change to our reporting for current and prior periods in this Annual Report on Form 10-K.

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2025	2024	$	%	2024	2023	$	%
Cardlytics ACPU	$0.50	$0.67	(0.17)	(25)	$0.67	$0.72	(0.05)	(7)
Cardlytics ACPU decreased by $0.17 during 2025 compared to 2024 primarily as a result of lower billings and the ramp up of our newest FI Partner.
Cardlytics ACPU decreased by $0.05 during 2024 compared to 2023 primarily as a result of lower billings and the ramp up of our newest FI Partner.

Non-GAAP Metrics

	Year Ended December 31,
in thousands	2025	2024	2023
Revenue	$233,273	$278,298	$309,204
Billings	$384,958	$443,840	$453,426
Gross Profit	$104,613	$120,894	$130,378
Adjusted Contribution	$130,324	$150,537	$158,626
Net Loss	$(103,488)	$(189,304)	$(134,702)
Adjusted EBITDA	$10,057	$2,523	$3,771
Adjusted Net Loss	$(17,288)	$(18,909)	$(31,921)
Net cash provided by/(used in) operating activities	$9,290	$(8,824)	$(185)
Free Cash Flow	$(6,492)	$(28,122)	$(12,577)
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

Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before interest expense, net; depreciation and amortization; stock-based compensation expense; foreign currency (gain)/loss; gain on debt extinguishment; acquisition, integration and divestiture costs (benefits); change in contingent consideration; impairment of goodwill and intangible assets, (gain)/loss on divestiture; restructuring and reduction of force; income tax benefit and, in applicable periods, certain other income and expense items, such as deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, gain on debt extinguishment, impairment of goodwill and intangible assets and foreign currency (gain)/loss are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate Adjusted EBITDA.
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
Adjusted Net Loss
We define Adjusted Net Loss as our Net Loss before stock-based compensation expense; foreign currency (gain)/loss; acquisition, integration and divestiture costs (benefits); amortization of acquired intangibles; change in contingent consideration; impairment of goodwill and intangible assets; gain on debt extinguishment; (gain)/loss on divestiture; restructuring and reduction of force; and income tax benefit, and in applicable periods, certain other income and expense items. We define Adjusted Net Loss per share as Adjusted Net Loss divided by our weighted-average common shares outstanding, diluted.
Free Cash Flow
We define Free Cash Flow as net cash provided by/(used in) operating activities, plus acquisition of property and equipment and capitalized software development costs. We believe Free Cash Flow is useful to measure the funds generated in a given period that are available for distribution or to sustain the business. We believe this supplemental information enhances stockholders' ability to evaluate our performance.
Results of Non-GAAP Measures
Billings

	Year Ended December 31,		Change		Year Ended December 31,		Change
in thousands	2025	2024	$	%	2024	2023	$	%
Billings	$384,958	$443,840	(58,882)	(13)	$443,840	$453,426	(9,586)	(2)
Billings decreased by $58.9 million during 2025 compared to 2024, primarily driven by a $98.8 million net decrease in sales to existing marketers, partially offset by an increase of $39.9 million in sales to new marketers.
Billings decreased by $9.6 million during 2024 compared to 2023, primarily driven by a $55.3 million decrease in sales to existing marketers, partially offset by an increase of $45.7 million in sales to new marketers.

The following table presents a reconciliation of Billings to Revenue, the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
in thousands	2025	2024	2023
Consolidated
Revenue	$233,273	$278,298	$309,204
Plus:
Consumer Incentives	151,685	165,542	144,222
Billings	$384,958	$443,840	$453,426
Cardlytics platform
Revenue	$212,326	$255,615	$285,425
Plus:
Consumer Incentives	151,685	165,542	144,222
Billings	$364,011	$421,157	$429,647
Bridg platform
Revenue	$20,947	$22,683	$23,779
Plus:
Consumer Incentives	—	—	—
Billings	$20,947	$22,683	$23,779
Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to Gross Profit, the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
in thousands	2025	2024	2023
Revenue	$233,273	$278,298	$309,204
Minus:
Partner Share and other third-party costs	102,949	127,761	150,578
Delivery costs(1)	25,711	29,643	28,248
Gross Profit	104,613	120,894	130,378
Plus:
Delivery costs(1)	25,711	29,643	28,248
Adjusted Contribution	$130,324	$150,537	$158,626
(1)Stock-based compensation expense recognized in delivery costs totaled $1.7 million, $2.7 million and $2.4 million during 2025, 2024 and 2023, respectively.

Adjusted EBITDA
The following table presents a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
in thousands	2025	2024	2023
Net Loss	$(103,488)	$(189,304)	$(134,702)
Plus:
Interest expense, net	7,919	5,553	2,336
Depreciation and amortization	25,244	25,689	26,460
Stock-based compensation expense	28,129	40,367	40,980
Acquisition, integration and divestiture costs (benefits)	561	161	(6,313)
Change in contingent consideration	102	210	1,246
Foreign currency (gain)/loss	(6,247)	1,269	(3,304)
Impairment of goodwill and intangible assets	58,843	131,595	70,518
Gain on debt extinguishment	—	(13,017)	—
(Gain)/loss on divestiture	(4,831)	—	6,550
Restructuring and reduction of force	3,825	—	—
Adjusted EBITDA	$10,057	$2,523	$3,771
Adjusted Net Loss
The following table presents a reconciliation of Adjusted Net Loss to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Year Ended December 31,
in thousands	2025	2024	2023
Net Loss	$(103,488)	$(189,304)	$(134,702)
Plus:
Stock-based compensation expense	28,129	40,367	40,980
Foreign currency (gain)/loss	(6,247)	1,269	(3,304)
Acquisition, integration and divestiture costs (benefits)	561	161	(6,313)
Amortization of acquired intangibles	5,818	9,810	(13,589)
Change in contingent consideration	102	210	1,246
Impairment of goodwill and intangible assets	58,843	131,595	70,518
Gain on debt extinguishment	—	(13,017)	—
(Gain)/loss on divestiture	(4,831)	—	6,550
Restructuring and reduction of force	3,825	—	8,139
Income tax benefit	—	—	(1,446)
Adjusted Net Loss	$(17,288)	$(18,909)	$(31,921)
Weighted-average number of shares of common stock used in computing Adjusted net loss per share:
Weighted-average common shares outstanding, diluted	53,114	48,361	36,488
Adjusted Net Loss per share, diluted	$(0.33)	$(0.39)	$(0.87)

Free Cash Flow
The following is a reconciliation of Free Cash Flow to the most comparable GAAP measure, Net cash provided by/(used in) operating activities:

	Year Ended December 31,
in thousands	2025	2024	2023
Net cash provided by/(used in) operating activities	$9,290	$(8,824)	$(185)
Plus:
Acquisition of property and equipment	(480)	(1,562)	(667)
Capitalized software development costs	(15,302)	(17,736)	(11,725)
Free Cash Flow	$(6,492)	$(28,122)	$(12,577)
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
Impairment of Goodwill and Intangible Assets
Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. We evaluate the recoverability of our finite-lived intangible assets and other long-lived assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The impairment analysis involves determining whether the estimated fair value of each intangible asset exceeds its carrying amount. Our estimation of the fair value of definite lived intangible assets includes the use of discounted cash flow analyses, which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows and discount rates.
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

(Gain) Loss on Divestiture
(Gain) Loss on divestiture of businesses consists of a gain on the dissolution of a business during the year ended December 31, 2025.
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
Foreign Currency Gain (Loss)
Foreign currency gain/(loss) consists primarily of gains and losses on foreign currency transactions.
Gain on Debt Extinguishment
Gain on debt extinguishment is associated with debt extinguishment including the write off of the unamortized debt issuance costs. These are primarily non-cash and are associated with debt payment transactions which are non-recurring.
Components Subject to Future Change - Sale of Bridg Business
Certain components of our results of operations, including revenue and operating expenses, may be impacted by the pending sale of our Bridg business. Until the closing of the transaction, Bridg results are included in our consolidated financial statements. Following the closing, we expect revenue, cost of revenue, and operating expenses associated with the Bridg platform to be excluded from our ongoing results of operations, and certain components may change as a result.

Results of Operations
The following table sets forth our consolidated statements of operations:

	Year Ended December 31,
in thousands	2025	2024	2023
Revenue	$233,273	$278,298	$309,204
Costs and expenses:
Partner Share and other third-party costs	102,949	127,761	150,578
Delivery costs	25,711	29,643	28,248
Sales and marketing expense	39,478	52,649	57,425
Research and development expense	39,765	49,607	51,352
General and administrative expense	47,267	56,482	58,810
Acquisition, integration and divestiture costs (benefits)	561	161	(6,313)
Change in contingent consideration	102	210	1,246
Impairment of goodwill and intangible assets	58,843	131,595	70,518
(Gain)/Loss on divestiture	(4,831)	—	6,550
Depreciation and amortization expense	25,244	25,689	26,460
Total costs and expenses	335,089	473,797	444,874
Operating loss	(101,816)	(195,499)	(135,670)
Other (expense) income:
Interest expense, net	(7,919)	(5,553)	(2,336)
Foreign currency gain/(loss)	6,247	(1,269)	3,304
Gain on debt extinguishment	—	13,017	—
Total other (expense) income	(1,672)	6,195	968
Loss before income taxes	(103,488)	(189,304)	(134,702)
Income tax benefit	—	—	—
Net Loss	(103,488)	(189,304)	(134,702)
Net loss per share, basic and diluted	$(1.95)	$(3.91)	$(3.69)
Weighted-average common shares outstanding, basic and diluted	53,114	48,361	36,488
Comparison of Years Ended December 31, 2025 and 2024
In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Revenue

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Billings	$384,958	$443,840	$(58,882)	(13)%
Consumer Incentives	151,685	165,542	(13,857)	(8)
Revenue	$233,273	$278,298	$(45,025)	(16)%
% of Billings	61%	63%

The $45.0 million decrease in Revenue during 2025 compared to 2024 was comprised of a $58.9 million decrease in Billings, partially offset by a $13.9 million decrease in Consumer Incentives. In 2025, Consumer Incentives decreased at a lower rate than Billings, primarily due to strategic decisions to drive incremental performance for our advertisers as well as optimization of our network.
Costs and Expenses
Partner Share and Other Third-Party Costs

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Total Partner Share and other third-party costs	$102,949	$127,761	$(24,812)	(19)%
% of Revenue	44%	46%
Partner Share and other third-party costs decreased by $24.8 million during 2025 compared to 2024, primarily driven by lower top line billings and changes in Partner mix.
Delivery Costs

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Delivery costs excluding stock-based compensation expense and reduction in force	$23,322	$26,963	$(3,641)	(14)%
Plus:
Stock-based compensation expense	1,673	2,680	(1,007)	(38)
Reduction in force	716	—	716	n/a
Total delivery costs	$25,711	$29,643	$(3,932)	(13)%
% of Revenue	11%	11%
Total delivery costs decreased by $3.9 million during 2025 compared to 2024. Delivery costs excluding stock-based compensation and reduction in force decreased by $3.6 million during 2025 compared to 2024, driven by a decrease of $3.2 million in staff expense, $0.2 million in data storage and data center expense, $0.2 million in desktop software licenses. The decrease in staff expense includes a $0.9 million benefit associated with the first and second quarter 2021 employee retention tax credit. The decrease in data storage includes a $0.8 million expense resulting from a shortfall associated with a guaranteed minimum spend on our cloud hosting agreement. Refer to Note 13—Commitments and Contingencies to our consolidated financial statements for further details.

Sales and Marketing Expense

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Sales and marketing expense excluding stock-based compensation expense and reduction in force	$33,922	$42,632	$(8,710)	(20)%
Plus:
Stock-based compensation expense	4,611	10,017	(5,406)	(54)
Reduction in force	945	—	945	n/a
Total sales and marketing expense	$39,478	$52,649	$(13,171)	(25)%
% of Revenue	19%	19%
Total sales and marketing expenses decreased by $13.2 million during 2025 compared to 2024. Sales and marketing expenses excluding stock-based compensation and reduction in force decreased by $8.7 million during 2025 compared to 2024 primarily due to a decrease of $7.2 million in staff expenses, $0.9 million in marketing events, $0.5 million in travel and entertainment and $0.1 million in dues and subscriptions. The decrease in staff expense includes a $2.1 million benefit associated with the first and second quarter 2021 employee retention tax credit.
Research and Development Expense

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Research and development expense excluding stock-based compensation expense and reduction in force	$27,662	$34,650	$(6,988)	(20)%
Plus:
Stock-based compensation expense	10,431	14,957	(4,526)	(30)
Reduction in force	1,672	—	1,672	n/a
Total research and development expense	$39,765	$49,607	$(9,842)	(20)%
% of Revenue	17%	18%
Total research and development expenses decreased by $9.8 million in 2025 compared to 2024. Research and development expenses excluding stock-based compensation and reduction in force decreased by $7.0 million during 2025 compared to 2024, primarily due to a decrease of $4.8 million in staff expenses, $1.3 million in data storage and data center expense, $0.8 million in desktop software licenses and $0.1 million in professional fees. The decrease in staff expense includes a $1.7 million benefit associated with the first and second quarter 2021 employee retention tax credit.
General and Administrative Expense

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
General and administrative expense excluding stock-based compensation expense and reduction in force	$35,362	$43,769	$(8,407)	(19)%
Plus:
Stock-based compensation expense	11,414	12,713	(1,299)	(10)
Reduction in force	491	—	491	n/a
Total general and administrative expense	$47,267	$56,482	$(9,215)	(16)%
% of Revenue	20%	20%
Total general and administrative expenses decreased by $9.2 million during 2025 compared to 2024. General and administrative expense excluding stock-based compensation and reduction in force decreased by $8.4 million during 2025 compared to 2024, primarily due to a decrease of $4.0 million in bad debt, $1.4 million in professional fees, $1.0 million in software licenses and data storage, $0.8 million in staff expenses, $0.7 million in travel and entertainment expense, $0.3 million in lease expenses and

$0.2 million in administrative expenses. The decrease in staff expense includes a $0.6 million benefit associated with the first and second quarter 2021 employee retention tax credit.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the consolidated statements of operations:

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Delivery costs	$1,673	$2,680	$(1,007)	(38)%
Sales and marketing expense	4,611	10,017	(5,406)	(54)
Research and development expense	10,431	14,957	(4,526)	(30)
General and administrative expense	11,414	12,713	(1,299)	(10)
Total stock-based compensation expense	$28,129	$40,367	$(12,238)	(30)%
% of Revenue	12%	15%
Stock-based compensation expense decreased by $12.2 million during 2025 compared to 2024 primarily driven by higher forfeitures due to a reduction in headcount as a result of the reduction in force that occurred during 2025. Refer to Note 10—Stock-based Compensation to our consolidated financial statements for additional information regarding the change in stock compensation expense.
Acquisition, integration and divestiture

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Acquisition, integration and divestiture	$561	161	$400	248%
% of Revenue	—%	—%
During 2025, we incurred $0.6 million of costs, which related to divestiture expense consisting of professional fees associated with the Bridg Sale. During 2024, we recognized a $0.1 million expense associated with the net working capital adjustment related to the divestiture of Entertainment. Refer to Note 4—Business Combinations and Divestitures to our consolidated financial statements for additional information.
Change in contingent consideration

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Change in contingent consideration	$102	$210	$(108)	(51)%
% of Revenue	—%	—%
During 2025, we realized an expense of $0.1 million primarily related to interest accretion associated with the contingent consideration. During 2024, we realized an expense of $0.2 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 12—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.

Impairment of goodwill and intangible assets

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Impairment of goodwill and intangible assets	$58,843	$131,595	$(72,752)	(55)%
% of Revenue	25%	47%
During 2025, we recognized an impairment of $49.1 million on goodwill related to the Cardlytics platform in the U.S. and an impairment of $9.7 million on capitalized software development costs associated with the Cardlytics asset group. During 2024, we recognized an impairment of $117.8 million on goodwill related to the Bridg platform and an impairment of $13.7 million on the developed technology intangible asset associated with the Bridg asset group. The impairment of goodwill and intangible assets resulted from a continued slowdown in the economy, decreased consumer spend, and a sustained decline in our stock price. Refer to Note 5—Goodwill and Acquired Intangibles to our consolidated financial statements for additional information.

Gain on divestiture

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Gain on divestiture	$(4,831)	$—	$(4,831)	n/a
% of Revenue	—%	3%
During 2025, we realized a non-cash gain of $4.8 million primarily related to the derecognition of the wallet liability associated with the decommissioning of the Dosh app, a consumer facing cashback mobile application, operated by Dosh Holding LLC. Refer to Note 4—Business Combinations and Divestitures to our consolidated financial statements for additional information regarding the Gain on divestiture.
Depreciation and Amortization Expense

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Depreciation and amortization expense	$25,244	$25,689	$(445)	(2)%
% of Revenue	11%	9%
Depreciation and amortization expense decreased by $0.4 million during 2025 compared to 2024, primarily due to a decrease in fixed assets and acquired intangible assets partially offset by an increase in capitalized software development.
Interest Expense, Net

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Interest expense	$(10,630)	$(8,901)	$(1,729)	19%
Interest income	2,711	3,350	(639)	(19)
Interest expense, net	$(7,919)	$(5,553)	$(2,366)	43%
% of Revenue	(3)%	(2)%
Interest expense, net increased by $2.4 million during 2025 compared to 2024 due to an increase in our interest expense of $1.7 million and a decrease in our interest income of $0.6 million. Interest expense increased as a result of the issuance of the 2024 Convertible Senior Notes during 2024 and the greater utilization of our 2018 Line of Credit during 2025, partially offset by a decrease in interest expense related to our 2020 Convertible Senior Notes, which were partially paid down during 2024 and fully settled in 2025. Interest income decreased as a result of the decrease in our average cash balance, partially offset by $0.8 million in interest income associated with the first and second quarter 2021 employee retention tax credit. Refer to Note 9—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2024 Convertible Senior Notes, 2020 Convertible Senior Notes and our 2018 Line of Credit.

Foreign Currency Gain (Loss)

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Foreign currency gain (loss)	$6,247	$(1,269)	$7,516	(592)%
% of Revenue	3%	1%
Foreign currency gain was $6.2 million during 2025 compared to a loss of $1.3 million during 2024, primarily due to the change in the value of the British pound relative to the U.S. dollar.
Gain on Debt Extinguishment

	Year Ended December 31,		Change
in thousands	2025	2024	$	%
Gain on debt extinguishment	$—	$13,017	$(13,017)	n/a
% of Revenue	—%	5%
During 2024, we realized a Gain on debt extinguishment of $13.0 million due to the partial payment of the 2020 Convertible Senior Notes in April 2024. Refer to Note 9—Debt and Financing Arrangements to our consolidated financial statements for additional information regarding the 2020 Convertible Senior Notes.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, working capital, accounts receivable and contract assets, net and unused available borrowings:

	December 31,
in thousands	2025	2024
Cash and cash equivalents	$48,719	$65,594
Working capital(1)	58,889	29,028
Accounts receivable and contract assets, net	82,669	103,252
Unused available borrowings(2)	8,458	16,688
(1)We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.
(2)As part of our amended and restated Loan and Security Agreement, we are required to maintain a minimum unrestricted cash of $25.0 million in demand deposit accounts.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts, demand deposit accounts and U.S. Treasury Bills. As of December 31, 2025, our money market account and our U.S. Treasury Bills had earned approximately 4.1% and 4.3% annual rate of interest, respectively. As of December 31, 2025, we had $5.0 million in cash and cash equivalents in the U.K. Our U.K. cash balances are denominated in British pounds and as a result, may fluctuate based on changes in the exchange rate. Refer to Item 7A. Qualitative and Quantitative Disclosures About Market Risk for additional information about our foreign currency exchange risk. While our investment in our operations in the U.K. is not considered indefinitely invested, we do not have any current plans to repatriate these funds.
Through December 31, 2025, we have incurred accumulated net losses of $1,404.1 million since inception, including net losses of $103.5 million, $189.3 million and $134.7 million during 2025, 2024 and 2023, respectively. We expect to incur additional operating losses as we continue our efforts to grow our business. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit and term loans.

Sources of Material Cash Requirements
Other Commitments
In January 2024, we renewed our cloud hosting arrangement guaranteeing an aggregated spend of $17.0 million each year over a 36-month period. During the second year of the agreement, we had $16.2 million of aggregated spend. As a result of the shortfall, we have accrued $0.8 million within accrued expenses liability on our consolidated balance sheets.
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
As of December 31, 2025, we had net borrowings of $40.1 million under the 2018 Line of Credit, which includes total draw downs of $56.0 million and repayments totaling $15.9 million during the year ended December 31, 2025. Subsequent to December 31, 2025, we repaid $10.0 million on February 25, 2025 under the 2018 Line of Credit.
During the years ended December 31, 2025 and 2024, we incurred $1.5 million and $0.7 million of interest expense, respectively, associated with the 2018 Loan Facility. As of December 31, 2025, we had $8.5 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of December 31, 2025.
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
Historical Cash Flows
In this section, we discuss the activity of our cash flows for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table shows a summary of our cash flows for the periods presented:

	Year Ended December 31,
in thousands	2025	2024
Cash, cash equivalents and restricted cash at beginning of period	$65,594	$91,830
Net cash provided by (used in) operating activities	9,290	(8,824)
Net cash used in investing activities	(15,302)	(18,746)
Net cash (used in) provided by financing activities	(11,122)	1,444
Effect of exchange rates on cash, cash equivalents and restricted cash	259	(110)
Cash, cash equivalents and restricted cash at end of period	$48,719	$65,594
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
Operating activities provided $9.3 million of cash in 2025, which reflected our net loss of $103.5 million, $107.1 million of which were non-cash charges, and a $5.7 million change in our net operating assets and liabilities. The non-cash charges primarily related to credit loss expense, depreciation and amortization expense (including the amortization of acquired intangible assets), stock-based compensation expense, impairment of goodwill and intangible assets, amortization of right-of-use assets, changes in contingent consideration, gain/(loss) on divestiture and gain on debt extinguishment. The change in our net operating assets and liabilities was primarily due to a $20.6 million decrease in accounts receivable and contract assets and $1.8 million decrease in prepaid expense, partially offset by an $8.2 million decrease in Partner Share, $8.0 million decrease in our Consumer Incentive liability and $0.7 million decrease in other accrued expenses.
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
Investing activities used cash totaling $15.3 million and $18.7 million in 2025 and 2024, respectively. Our investing cash outflows during these periods primarily consisted of funds used for the purchases of technology hardware and costs to develop internal-use software. Additionally, in 2025 and 2024, we had cash inflows of $0.5 million and $0.6 million, respectively, related to proceeds from divestitures, net of cash divested. Refer to Note 4—Business Combinations and Divestitures to our consolidated financial statements for additional disclosures related to our acquisitions and divestitures.
Financing Activities
Our cash flows (used in)/provided by financing activities have primarily been composed of contingent consideration payments to Bridg, repurchasing shares of our common stock, offset by borrowings and repayments under our debt facilities, proceeds from the issuance of common stock and payments for costs related to debt issuances and equity offerings.
Financing activities used $11.1 million in cash in 2025, which consisted of $62.0 million principal payment of debt ($46.1 million aggregate principal payment amount related to the 2020 Convertible Senior Notes and $10.9 million pay down of our 2018 Loan facility) and $5.0 million paid in cash related to the settlement agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credit, partially offset by proceeds from issuance of debt of $56.0 million related to our draw down on our 2018 Loan Facility
Financing activities provided $1.4 million in cash in 2024, which consisted of aggregated net proceeds of $166.8 million from issuance of our 2024 Convertible Senior Notes offering ($172.5 million gross proceeds from the issuance of the 2024 Convertible Senior Notes offset by $5.6 million in debt issuance costs) and $48.6 million proceeds from the issuance of common stock, partially offset by $199.3 million principal payment of debt ($169.3 million related to the repurchase of 2020 Convertible Senior Notes and $30.0 million related to pay down of the 2018 Line of Credit) and $14.2 million paid in cash related to the settlement agreement with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credit.

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
Valuation and Impairment of Goodwill and Intangible Assets
Intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives. The intangible assets are evaluated whenever events or changes in circumstances indicate that we should estimate the fair value of our individual long-lived assets to determine if any impairment charges were present. Our estimation of the fair value of definite lived intangible assets includes the use of discounted cash flow analyses which reflected estimates of future revenue, customer attrition rates, royalty rates, cash flows, and discount rates. Given the significant level of uncertainty that currently exists, management applied several alternative scenarios for market and Company performance over the next several years to determine an estimated fair value. Other key assumptions were updated as appropriate, including the discount rate, which increased as a result of an increase in the equity risk premium, which was partially offset by a decrease in the risk free rate.
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
We assessed the triggering events criteria along with related conditions and developments as of September 30, 2025 and September 30, 2024, and we concluded that we had a triggering event as a result of a sustained decline in our stock price during the three months ended September 30, 2025 and 2024. We, therefore, performed a quantitative impairment test as of September 30, 2025 and 2024. As a result of our quantitative impairment test, we determined that the carrying value of the Cardlytics platform in the U.S. exceeded its fair value for the three months ended September 30, 2025 and that the carrying value of the Bridg platform exceeded its fair value for the three months ended September 30, 2024. As such, we recognized a goodwill impairment of $49.1 million for the Cardlytics platform in the U.S. during the three months ended September 30, 2025 and $117.8 million for the Bridg platform during the three months ended September 30, 2024. We performed our annual goodwill impairment test in the fourth quarter of 2025 and concluded that there was no additional impairment associated with the Cardlytics platform in the U.S. We performed our annual impairment test as of October 1, 2023 and determined that the carrying value of the Bridg platform, which is comprised entirely of an acquired business exceeded its fair value, and we recognized a goodwill impairment of $70.5 million.
The decline in the fair value of the Cardlytics platform in the U.S. below its carrying value at September 30, 2025 and the decline in the fair values of the Bridg platform reporting unit below its carrying values at September 30, 2024 and October 1, 2023 resulted from a continued slowdown in the economy and decreased consumer spend that led to a sustained decline in our stock price. The method of determining fair values of the reporting units at September 30, 2025, September 30, 2024 and October 1, 2023 was the discounted cash flow method under the income approach, and to a lesser extent the market approach. The most significant assumptions utilized in the determination of the estimated fair values of the Cardlytics platform in the U.S. and the Bridg platform are the discount rate and forecasts of future revenues and cash flows.
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
Internal-Use Software Development Costs
Capitalized software development costs consist of costs incurred in the development of internal-use software, primarily associated with the development and enhancement of our Cardlytics platform and Bridg platform. We capitalize the costs of software developed or obtained for internal use in accordance with ASC Topic 350-40, Internal Use Software. We begin to capitalize our costs upon completion of the preliminary project stage. We consider the preliminary project stage to be complete and the application development stage to have begun when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed, and the software will be used as intended. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred in the preliminary project stage and post-implementation operation stages are expensed as incurred and recorded in research and development expense on our consolidated statements of operations. Significant judgment includes deciding if a project is eligible for capitalization, determining whether the incurred costs are directly associated with the project, evaluating the current stage of the project’s development and assessing whether capitalized costs are impaired and, if so, the amount of any impairment.
We have assessed the triggering events criteria along with related conditions and developments as of September 30, 2025. As a result of the triggering event discussed, we performed an impairment test on Capitalized software development costs as of September 30, 2025, and determined that the carrying value of the internal-use software development costs intangible asset associated with the Cardlytics asset group exceeded its fair value. The Cardlytics asset group is included in the Cardlytics platform reportable segment and primarily consists of the internal-use software development costs, which represents the predominant asset from which the group's cash flows are generated. As a result of the impairment test, we recognized an impairment of $9.7 million to the impairment of goodwill and intangible assets within the consolidated statement of operations during the year ended December 31, 2025.
During 2025, 2024 and 2023, we capitalized development costs for improvements to our platforms, including our Ads Manager and Ad Server, totaling $18.9 million, $22.9 million and $14.6 million, respectively.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 6.75% plus 0.125%. As of December 31, 2025, the prime rate was 6.75% and a 10% increase in the current prime rate would, for example, result in a $0.4 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. On April 1, 2024, we issued the 2024 Convertible Senior Notes bearing an interest rate of 4.25%. Refer to Note 9—Debt and Financing Arrangements to our consolidated financial statements for additional disclosures related to our debt.

Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics UK Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during 2025, our revenue would have decreased by $3.0 million. The overall impact to net loss would be partially mitigated by decreases in operating expense of $2.7 million in 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CARDLYTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Cardlytics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cardlytics, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of its Cardlytics platform in the U.S. reporting unit to its carrying value as of September 30, 2025. The Company used a combination of valuation methodologies including the income approach, and to a lesser extent the market approach, to estimate fair value at the reporting date. The Company utilizes a discounted cash flow model to perform its income approach, which requires management to make significant judgments related to discount rate and forecast of future revenue and cash flows. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both.
The Company performed an interim impairment test for goodwill as of September 30, 2025. As a result of the continued slowdown in the economy and decreased consumer spend, which resulted in further declines in the Company’s stock price, the Company recognized a goodwill impairment charge of $49.1 million for the Cardlytics platform in the U.S. reporting unit. The consolidated goodwill balance was $110.3 million as of December 31, 2025, the entire balance of which was allocated to the Cardlytics platform in the U.S. reporting unit.
We identified valuation of goodwill for the Cardlytics platform in the U.S. reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenues and cash flows for the Cardlytics platform in the U.S. reporting unit.
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
March 4, 2026

We have served as the Company's auditor since 2012.

CARDLYTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$48,719	$65,594
Accounts receivable and contract assets, net	82,669	103,252
Other receivables	2,587	3,801
Prepaid expenses and other assets	3,304	5,336
Total current assets	137,279	177,983
Long-term assets:
Property and equipment, net	2,025	2,596
Right-of-use assets under operating leases, net	4,947	6,341
Intangible assets, net	5,553	11,371
Goodwill	110,305	159,429
Capitalized software development costs, net	24,214	33,341
Other long-term assets, net	1,318	1,650
Total assets	$285,641	$392,711
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$3,360	$3,689
Accrued liabilities:
Accrued compensation	6,105	5,494
Accrued expenses	7,725	7,175
Partner Share liability	24,860	32,479
Consumer Incentive liability	32,144	45,513
Deferred revenue	2,589	2,154
Short-term debt	—	45,863
Current operating lease liabilities	1,607	2,025
Current contingent consideration	—	4,563
Total current liabilities	78,390	148,955
Long-term liabilities:
Convertible senior notes, net	168,850	167,729
Line of credit	40,070	—
Long-term deferred revenue	52	—
Long-term operating lease liabilities	4,787	6,034
Total liabilities	292,149	322,718
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value—100,000 shares authorized and 54,514 and 51,257 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	10	10
Additional paid-in capital	1,399,542	1,366,958
Accumulated other comprehensive (loss) income	(1,996)	3,601
Accumulated deficit	(1,404,064)	(1,300,576)
Total stockholders’ (deficit) equity	(6,508)	69,993
Total liabilities and stockholders’ (deficit) equity	$285,641	$392,711
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$233,273	$278,298	$309,204
Costs and expenses:
Partner Share and other third-party costs	102,949	127,761	150,578
Delivery costs	25,711	29,643	28,248
Sales and marketing expense	39,478	52,649	57,425
Research and development expense	39,765	49,607	51,352
General and administrative expense	47,267	56,482	58,810
Acquisition, integration and divestiture costs (benefits)	561	161	(6,313)
Change in contingent consideration	102	210	1,246
Impairment of goodwill and intangible assets	58,843	131,595	70,518
(Gain)/loss on divestiture	(4,831)	—	6,550
Depreciation and amortization expense	25,244	25,689	26,460
Total costs and expenses	335,089	473,797	444,874
Operating loss	(101,816)	(195,499)	(135,670)
Other (expense)/income:
Interest expense, net	(7,919)	(5,553)	(2,336)
Foreign currency gain/(loss)	6,247	(1,269)	3,304
Gain on debt extinguishment	—	13,017	—
Total other (expense)/income	(1,672)	6,195	968
Loss before income taxes	(103,488)	(189,304)	(134,702)
Income tax benefit	—	—	—
Net Loss	(103,488)	(189,304)	(134,702)
Net loss per share, basic and diluted	$(1.95)	$(3.91)	$(3.69)
Weighted-average common shares outstanding, basic and diluted	53,114	48,361	36,488
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net Loss	$(103,488)	$(189,304)	$(134,702)
Other comprehensive loss:
Foreign currency translation adjustments	(5,597)	1,134	(3,131)
Total Comprehensive Loss	$(109,085)	$(188,170)	$(137,833)
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Amounts in thousands)

Year Ended December 31, 2025:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2024	51,257	$10	$1,366,958	$3,601	$(1,300,576)	$69,993
Stock-based compensation	—	—	31,945	—	—	31,945
Issuance of restricted stock	2,833	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	424	—	639	—	—	639
Other comprehensive loss	—	—	—	(5,597)	—	(5,597)
Net loss	—	—	—	—	(103,488)	(103,488)
Balance – December 31, 2025	54,514	$10	$1,399,542	$(1,996)	$(1,404,064)	$(6,508)

Year Ended December 31, 2024:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798
Exercise of common stock options	6	—	15	—	—	15
Stock-based compensation	—	—	45,370	—	—	45,370
Issuance of restricted stock	3,503	1	—	—	—	1
Issuance of common stock, net of issuance costs	3,592	—	27,451	—	—	27,451
Issuance of common stock, net of issuance costs - ATM Offering Program (as defined below)	3,908	—	48,151	—	—	48,151
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	520	—	2,262	—	—	2,262
Termination of capped calls related to 2020 Convertible Senior Notes	—	—	115	—	—	115
Other comprehensive income	—	—	—	1,134	—	1,134
Net loss	—	—	—	—	(189,304)	(189,304)
Balance – December 31, 2024	51,257	$10	$1,366,958	$3,601	$(1,300,576)	$69,993
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Amounts in thousands)

Year Ended December 31, 2023:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2022	33,477	$9	$1,182,568	$5,598	$(976,570)	$211,605
Exercise of common stock options	10	—	54	—	—	54
Stock-based compensation	—	—	43,466	—	—	43,466
Issuance of restricted stock	2,930	—	—	—	—	—
Issuance of common stock	2,755	—	15,171			15,171
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	556	—	2,335	—	—	2,335
Other comprehensive loss	—	—	—	(3,131)	—	(3,131)
Net loss	—	—	—	—	(134,702)	(134,702)
Balance – December 31, 2023	39,728	$9	$1,243,594	$2,467	$(1,111,272)	$134,798
See notes to the consolidated financial statements

CARDLYTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net Loss	$(103,488)	$(189,304)	$(134,702)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Credit loss expense	2,134	6,106	1,704
Depreciation and amortization	25,244	25,689	26,460
Amortization of financing costs charged to interest expense	1,522	1,633	1,648
Amortization of right-of-use asset	2,165	2,187	3,055
Impairment of goodwill and intangible assets	58,843	131,595	70,518
(Gain) loss on divestiture	(4,831)	—	6,550
Gain on debt extinguishment	—	(13,017)	—
Stock-based compensation expense	28,129	40,367	40,980
Change in contingent consideration	102	210	1,246
Other non-cash expense (income), net	(6,243)	1,481	(4,170)
Change in operating assets and liabilities:
Accounts receivable and contracts assets, net	20,643	12,497	(7,725)
Prepaid expenses and other assets	1,803	1,360	2,492
Accounts payable	179	499	239
Other accrued expenses	(724)	(6,644)	(7,492)
Partner Share liability	(8,208)	(16,350)	405
Customer Incentive liability	(7,980)	(7,133)	(1,393)
Net cash provided by (used in) operating activities	9,290	(8,824)	(185)
Investing activities
Acquisition of property and equipment	(480)	(1,562)	(667)
Capitalized software development costs	(15,302)	(17,736)	(11,725)
Proceeds from divestitures, net of cash divested	480	552	2,330
Net cash used in investing activities	(15,302)	(18,746)	(10,062)
Financing activities
Proceeds from issuance of debt	56,000	172,500	30,000
Principal payments of debt	(62,000)	(199,303)	(31)
Proceeds from termination of capped calls related to convertible notes	—	115	—
Proceeds from issuance of common stock	—	48,645	55
Settlement of contingent consideration	(5,000)	(14,167)	(50,050)
Equity issuance costs	—	(309)	—
Debt issuance costs	(122)	(6,037)	—
Net cash (used in) provided by financing activities	(11,122)	1,444	(20,026)
Effect of exchange rates on cash, cash equivalents and restricted cash	259	(110)	118
Net decrease in cash, cash equivalents and restricted cash	(16,875)	(26,236)	(30,155)
Cash, cash equivalents, and restricted cash — Beginning of period	65,594	91,830	121,985
Cash, cash equivalents, and restricted cash — End of period	$48,719	$65,594	$91,830

CARDLYTICS, INC.
See notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$48,719	$65,594	$91,830
Restricted cash	—	—	—
Total cash, cash equivalents and restricted cash — End of period	$48,719	$65,594	$91,830

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$9,260	$6,119	$4,240
Amounts accrued for property and equipment	$12	$95	$579
Amounts accrued for capitalized software development costs	$39	$174	$40
Issuance of common stock, net of issuance costs - Settlement Agreement (as defined below)	$—	$27,451	$—

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
We also operate through Cardlytics UK Limited, a wholly owned and operated subsidiary registered as a private limited company in England and Wales.
CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act provides an employee retention credit ("ERC"), which is a refundable tax credit against certain payroll taxes. During the year ended December 31, 2025, we evaluated the conditions of the ERC and determined that we were eligible during the first and second quarter of 2021. As a result, we filed amended tax forms with the IRS claiming a tax credit of $5.3 million. The amended tax form for the first quarter and second quarter of 2021 were approved and paid by the IRS, which resulted in a benefit of $5.3 million in operating expense and $0.8 million in interest income within the consolidated statement of operations during the year ended December 31, 2025. The benefit of $5.3 million in operating expense is comprised of $0.9 million in delivery costs, $2.1 million in sales and marketing expense, $1.7 million in research and development expense, and $0.6 million in general and administrative expense.
Restructuring and Reduction of Force
During the year ended December 31, 2025, we implemented certain cost savings measures and incurred one-time costs of $3.8 million in connection with these measures. The one-time costs of $3.8 million in operating expense is comprised of $0.7 million in delivery costs, $0.9 million in sales and marketing expense, $1.7 million in research and development expense, and $0.5 million in general and administrative expense.
2025 Equity Incentive Plan
On May 20, 2025, at the 2025 Annual Meeting of Stockholders (the "Annual Meeting") of Cardlytics, Inc, the Company’s stockholders approved the Cardlytics, Inc. 2025 Equity Incentive Plan (the "2025 Plan"). The aggregate number of shares of the Company's common stock that may be issued pursuant to stock awards under the Plan will not exceed 15,722,908 shares, which is the sum of (i) 10,000,000 new shares, (ii) the number of shares reserved, and remaining available for issuance, under our 2018 Equity Incentive Plan, and (iii) the number of shares subject to stock options or other stock awards granted under our 2008 Stock Plan or 2018 Equity Incentive Plan that would have otherwise returned to our 2018 Equity Incentive Plan (such as upon the expiration or termination of a stock award prior to vesting). The Plan was previously approved, subject to stockholder approval, by the Board of Directors (the "Board") of the Company. The Plan became effective immediately upon stockholder approval at the Annual Meeting.
Divestitures and Dissolutions
On January 23, 2026 (the “Signing Date”), the Company, PAR Technology Corporation (“PAR”) and DB Sub, LLC, an indirectly wholly owned subsidiary of PAR (“Buyer”), entered into an asset purchase agreement (the “Purchase Agreement”), pursuant to which Buyer agreed to acquire all of the Company’s assets, properties and rights primarily related to, or primarily used in, its Bridg platform (the “Purchased Assets” and the sale by the Company thereof, the “Bridg Sale”), subject to certain exceptions. Refer to Note 16—Subsequent Events for further information about the Bridg Sale.

The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, we recorded a non-cash gain on disposal or divestiture of $4.8 million primarily related to the derecognition of the wallet liability associated with the Dosh app within the consolidated statement of operations during the year ended December 31, 2025. The wallet liability associated with the Dosh app was included as part of consumer incentive liability on the consolidated balance sheet. On November 13, 2025, the Company completed the dissolution of Dosh Holdings LLC, a former wholly-owned subsidiary.
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustments. The resulting loss on sale of $6.6 million is recorded within "(Gain)/Loss on divestiture" within the consolidated statement of operations. During the years ended December 31, 2025 and 2024, we received $0.5 million and $0.6 million of cash from escrow, respectively, and we classified the receipt of cash within investing activities within the consolidated statement of cash flows. During the year ended December 31, 2024, we also recorded a $0.1 million divestiture expense associated with the net working capital adjustment.
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
2020 Convertible Senior Notes
In April 2024, we used approximately $169.3 million of net proceeds from the 2024 Convertible Senior Notes offering and cash on hand to repurchase for cash approximately $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes. As a result of the extinguishment of the 2020 Convertible Senior Notes, we recorded a gain of $13.0 million, which is recorded as a gain on debt extinguishment on our consolidated statement of operations. In September 2025, we repaid in full at par the remaining $46.1 million aggregate principal amount of the 2020 Convertible Senior Notes.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. The legislation did not have a material impact on our income tax expense or effective tax rate for the year ended December 31, 2025.
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
On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement, pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3.6 million shares of our common stock on February 1, 2024. We subsequently paid the Stockholder Representative $3.0 million in cash on January 29, 2025 and $2.0 million in cash on June 25, 2025. There are no further payments due under the Settlement Agreement as of December 31, 2025. Refer to Note 12—Fair Value Measurements for further information.
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
We are also subject to gains and losses from foreign currency denominated transactions and the remeasurement of foreign currency denominated balance sheet accounts, both of which are included in other income (expense), net in the accompanying consolidated statements of operations. We recorded a foreign currency gain totaling $6.2 million in 2025, a loss totaling $1.3 million in 2024 and a gain totaling $3.3 million in 2023.
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
Goodwill represents the purchase consideration of an acquired business that exceeds the fair value of the net tangible and identifiable intangible assets. Goodwill is evaluated for impairment by reporting unit annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows. During the year ended December 31, 2025, December 31, 2024 and December 31, 2023, we recorded impairment charges of $49.1 million, $117.8 million and $70.5 million, respectively. During the year ended December 31, 2023, we also reduced our goodwill balance by $5.0 million related to the divestiture of Entertainment.
The decline in the fair value of the Cardlytics platform in the U.S. reporting unit below its carrying value at September 30, 2025 and the decline in the fair values of the Bridg platform reporting unit below its carrying values at September 30, 2024 and October 1, 2023 resulted from a continued slowdown in the economy and decreased consumer spend, and a sustained decline in our stock price. Refer to Note 5—Goodwill and Acquired Intangibles for additional information.
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
On January 23, 2026 (the “Signing Date”), the Company, PAR Technology Corporation (“PAR”) and DB Sub, LLC, an indirectly wholly owned subsidiary of PAR (“Buyer”), entered into an asset purchase agreement (the “Purchase Agreement”), pursuant to which Buyer agreed to acquire all of the Company’s assets, properties and rights primarily related to, or primarily used in, its Bridg platform (the “Purchased Assets” and the sale by the Company thereof, the “Bridg Sale”), subject to certain exceptions. Refer to Note 16—Subsequent Events for further information about the Bridg Sale.
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
The following table presents changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$5,748	$2,239	$1,808
Credit loss expense	2,134	6,106	1,704
Write-offs, net of recoveries	(3,835)	(2,597)	(1,273)
Ending balance	$4,047	$5,748	$2,239
Unbilled receivables were $0.3 million, $0.4 million and $0.2 million, as of December 31, 2025, 2024 and 2023, respectively. An unbilled receivable represents revenue earned and recognized from customer activity that was not billed prior to the end of the reporting period. Unbilled receivables are included in accounts receivable and contract assets, net on our consolidated balance sheets.
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
During 2025, 2024 and 2023, we capitalized development costs for improvements to our platforms, including our Ads Manager and Ad Server, totaling $18.9 million, $22.9 million and $14.6 million, respectively.

Capitalized software development costs are as follows (in thousands):

	December 31,
	2025	2024
Capitalized software development costs, gross	$87,871	$69,269
Impairment charge	(9,719)	—
Less accumulated amortization	(53,938)	(35,928)
Capitalized software development costs, net	$24,214	$33,341
We have assessed the triggering events criteria along with related conditions and developments as of September 30, 2025. As a result of the triggering event discussed, we performed an impairment test on Capitalized software development costs as of September 30, 2025, and determined that the carrying value of the internal-use software development costs intangible asset associated with the Cardlytics asset group exceeded its fair value. The Cardlytics asset group is included in the Cardlytics platform reportable segment and primarily consists of the internal-use software development costs, which represents the predominant asset from which the group's cash flows are generated. As a result of the impairment test, we recognized an impairment of $9.7 million to the impairment of goodwill and intangible assets within the consolidated statement of operations during the year ended December 31, 2025.
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
In April 2024, we used $169.3 million, consisting of the net proceeds from the 2024 Convertible Senior Notes offering, together with cash on hand, to repurchase for cash $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the offering through one of the initial purchasers or one of its affiliates, as our agents. As a result of the extinguishment of the 2020 Convertible Senior Notes, we have recorded a gain of $13.0 million, which is recorded as a Gain on debt extinguishment on the consolidated statement of operations. In September 2025, we repaid in full at par the remaining $46.1 million aggregate principal amount of the 2020 Convertible Senior Notes, and as a result, the 2020 Convertible Senior Notes are no longer outstanding as of December 31, 2025.
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
Amortization of debt issuance costs included in interest expense, net totaled $1.5 million for each period in 2025 and $1.6 million in 2024 and 2023, respectively.
Deferred debt issuance costs related to our lines of credit included in other long-term assets are as follows (in thousands):

	December 31,
	2025	2024
Debt issuance costs, gross	$1,333	$1,211
Less accumulated amortization	(1,184)	(990)
Debt issuance costs, net	$149	$221
Deferred debt issuance costs related to our 2024 Convertible Senior Notes included in debt are as follows (in thousands):

	December 31,
	2025	2024
Debt issuance costs, gross	$5,610	$5,610
Less accumulated amortization	(1,960)	(839)
Debt issuance costs, net	$3,650	$4,771
Deferred debt issuance costs related to our 2020 Convertible Senior Notes included in debt are as follows (in thousands):

	December 31,
	2025	2024
Debt issuance costs, gross	$5,572	$5,572
Less accumulated amortization	(5,572)	(5,365)
Debt issuance costs, net	$—	$207
Future amortization of debt issuance costs is as follows (in thousands):

Years Ending December 31,	Amortization
2026	$1,185
2027	1,185
2028	1,146
2029	283
2030	—
Total	$3,799
Advertising
We expense advertising costs as incurred. These costs are included in sales and marketing expense on our consolidated statements of operations. Advertising costs include direct marketing costs such as print advertisements, market research, direct mail, public relations and trade show expenses and totaled $1.3 million, $2.4 million and $1.9 million in 2025, 2024 and 2023, respectively.
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
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures, including software development, as defined under Code Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. The depreciation and amortization deferred income taxes line includes these capitalized research and development expenses.
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

3.    ACCOUNTING STANDARDS
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-12, Codification Improvements, which makes incremental improvements to the FASB Accounting Standards Codification® in response to stakeholder feedback. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted, and the amendments may generally be applied prospectively or retrospectively, depending on the specific amendment. We are currently evaluating the potential effects of ASU 2025-12 on our consolidated financial statements.
In November 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11 titled Interim Reporting (Topic 270): Narrow-Scope Improvements, which refines and reorganizes the guidance related to interim disclosure requirements and the application of Topic 270. The amendments in this update are effective for interim periods beginning January 1, 2028. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. We do not expect the adoption of ASU 2025-11 to have a material impact on our consolidated financial statements.
In June 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06 titled "Targeted Improvements to the Accounting for Internal-Use Software," which simplifies the capitalization guidance by removing all references to software development project stages, so that the guidance is neutral to different software development methods. The amendments in this update are effective for annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. We are currently evaluating the potential effects of ASU 2025-06 on our financial statements.
In May 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05 titled Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which updates the guidance related to the measurement of expected credit losses for accounts receivable and contract assets. The amendments in this update are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The amendments are required to be applied on a modified retrospective basis. We are currently evaluating the potential effects of ASU 2025-05 on our financial statements.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 titled "Income Taxes (Topic 740): Improvement to Income Tax Disclosures," aimed at improving the transparency and usefulness of income tax information by enhancing disclosures related to rate reconciliation and income taxes paid. The ASU is effective for annual periods beginning with our fiscal year ending December 31, 2025. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Refer to Note 11 for more information.
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
During the year ended December 31, 2025, we incurred $0.6 million of costs, which related to divestiture expense consisting of professional fees associated with the Bridg Sale. During the year ended December 31, 2024, we incurred $0.2 million of costs, which related to the net working capital adjustment associated with the divestiture of Entertainment and the interest accretion on the contingent consideration related to our Bridg acquisition. During the year ended December 31, 2023, we realized a benefit of $6.3 million primarily due to a reduction of the estimated brokerage fee related to our reduced estimate of contingent consideration related to our Bridg acquisition. These expenses and gains are included in acquisition, integration and divestiture costs/(benefits) on our consolidated statements of operations.
Bridg Sale
On January 23, 2026, the Company, PAR and DB Sub, LLC, an indirectly wholly owned subsidiary of PAR, entered into an asset purchase agreement, pursuant to which Buyer agreed to acquire all of the Company’s assets, properties and rights primarily related to, or primarily used in, its Bridg platform, subject to certain exceptions. Refer to Note 16—Subsequent Events for further information about the Bridg Sale.
Dosh Holdings LLC Dissolution
The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, we recorded a gain on disposal or divestiture of $4.8 million primarily related to the derecognition of the wallet liability associated with the Dosh app within the consolidated statement of operations during the year ended December 31, 2025. The wallet liability associated with the Dosh app was included as part of consumer incentive liability on the consolidated balance sheet. On November 13, 2025, the Company completed the dissolution of Dosh Holdings LLC, a former wholly-owned subsidiary.
Divestiture of Entertainment
On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment for $6.0 million in cash, subject to a combined $1.1 million held in escrow for indemnities and sales and use taxes, as well as customary post-closing adjustments. The resulting loss on sale of $6.6 million is recorded within "(Gain)/loss on divestiture" within the consolidated statement of operations. During the years ended December 31, 2025 and 2024, we received $0.5 million and $0.6 million of cash from escrow, respectively, and we classified the receipt of cash within investing activities within the consolidated statement of cash flows. During the year ended December 31, 2024, we also recorded a $0.1 million divestiture expense associated with the net working capital adjustment.

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
The changes in the carrying amount of goodwill for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Cardlytics Platform in the U.S.	Consolidated
Balance as of December 31, 2024	$159,429	$159,429
Goodwill impairment	(49,124)	(49,124)
Balance as of December 31, 2025	$110,305	$110,305

	Cardlytics Platform in the U.S.	Bridg Platform	Consolidated
Balance as of December 31, 2023	$159,429	$117,773	$277,202
Goodwill impairment	—	(117,773)	(117,773)
Balance as of December 31, 2024	$159,429	$—	$159,429

	Cardlytics Platform in the U.S.	Bridg Platform	Consolidated
Balance as of December 31, 2022	$164,430	$188,291	$352,721
Goodwill impairment	—	(70,518)	(70,518)
Divestiture of Entertainment	(5,001)	—	(5,001)
Balance as of December 31, 2023	$159,429	$117,773	$277,202
We assessed the triggering events criteria along with related conditions and developments as of September 30, 2025 and September 30, 2024, and we concluded that we had a triggering event as a result of a sustained decline in our stock price during the three months ended September 30, 2025 and 2024. We, therefore, performed a quantitative impairment test as of September 30, 2025 and 2024. As a result of our quantitative impairment tests, we determined that the carrying value of the Cardlytics platform in the U.S. exceeded its fair value for the three months ended September 30, 2025 and that the carrying value of the Bridg platform exceeded its fair value for the three months ended September 30, 2024. As such, we recognized a goodwill impairment of $49.1 million for the Cardlytics platform in the U.S. during the three months ended September 30, 2025 and $117.8 million for the Bridg platform during the three months ended September 30, 2024. We performed our annual goodwill impairment test in the fourth quarter of 2025 and 2024 and concluded that there was no additional impairment associated with the Cardlytics platform in the U.S.
We performed our annual impairment test as of October 1, 2023 and determined that the carrying value of the Bridg platform, which is comprised entirely of an acquired business exceeded its fair value, and we recognized a goodwill impairment of $70.5 million. On December 7, 2023, we sold and transferred substantially all of the assets of Entertainment, and as a result, we reduced goodwill by $5.0 million, which is the amount of goodwill attributed to Entertainment. The reduction of goodwill is included as part of the determination of the (Gain)/loss on divestiture of $6.6 million in the consolidated statements of operations.

The decline in the fair value of the Cardlytics platform in the U.S. below its carrying value at September 30, 2025 and the decline in the fair values of the Bridg platform reporting unit below its carrying values at September 30, 2024 and October 1, 2023 resulted from a continued slowdown in the economy and decreased consumer spend that led to a sustained decline in our stock price. The method of determining fair values of the reporting units at September 30, 2025, September 30, 2024 and October 1, 2023 was the discounted cash flow method under the income approach, and to a lesser extent the market approach. The most significant assumptions utilized in the determination of the estimated fair values of the Cardlytics platform in the U.S. and the Bridg platform are the discount rate and forecasts of future revenues and cash flows.
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
2025 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	49,873	(45,055)	4,818	1.5
Merchant relationships	21,930	(21,195)	735	0.4
Total other intangible assets	$71,803	$(66,250)	$5,553
Amortization expense of acquired intangibles for the year ended December 31, 2025 was $5.8 million.
2024 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment of Intangible Assets	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Developed technology	63,621	(41,442)	(13,748)	8,431	2.5
Merchant relationships	21,930	(18,989)	—	2,941	1.4
Total other intangible assets	$85,551	$(60,432)	$(13,748)	$11,371
Amortization expense of acquired intangibles for the year ended December 31, 2024 was $9.8 million.

2023 Acquired Intangibles
Acquired intangible assets subject to amortization as of December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Divestiture of Entertainment	Net	Weighted Average Remaining Useful Life
	(in thousands)				(in years)
Trade name	$2,315	$(1,802)	$(513)	$—	0.0
Developed technology	64,070	(33,838)	(449)	29,783	3.4
Merchant relationships	25,915	(16,784)	(3,985)	5,146	2.4
Total other intangible assets	$92,300	$(52,424)	$(4,947)	$34,929
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
Our impairment analysis at September 30, 2024 incorporated revised forecasts that took into account the continued slowdown in the global economy and decreased consumer spend during the quarter and expected impacts of these disruptions on our results in the near term. Given the significant level of uncertainty that currently exists, management applied several alternative scenarios for market and Company performance over the next several years to determine fair value. Other key assumptions were updated as appropriate, including the discount rate, which increased as a result of an increase in the equity risk premium, which was partially offset by a decrease in the risk-free rate.
As of December 31, 2025, we expect amortization expense in future periods to be as follows (in thousands):

Amount
2026	4,348
2027	1,205
2028	—
2029	—
2030	—
Thereafter	—
Total expected future amortization expense	$5,553
6.     REVENUE
The Cardlytics Platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases ("Consumer Incentives"). Leveraging our platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. During the years ended December 31, 2025, 2024 and 2023, Consumer Incentives totaled $151.7 million, $165.5 million and $144.2 million, respectively. We pay certain partners a negotiated and fixed percentage of our billings to marketers less any Consumer Incentives that we pay to partners’ customers and certain third-party data costs ("Partner Share"). Revenue on our consolidated statements of operations is presented net of Consumer Incentives and gross of Partner Share.

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

The following table summarizes revenue by pricing model (in thousands):

	Year Ended December 31,
	2025	2024	2023
Served based pricing	$79,062	$151,455	$191,260
Engagement based pricing	129,294	99,412	86,529
Other Revenue(1)	3,972	4,747	7,636
Cardlytics platform revenue	$212,328	$255,614	$285,425
(1)Other Revenue during the year ended December 31, 2025 primarily includes pricing models that do not relate to Served based pricing and Engagement based pricing, which includes proof-of-concept pricing models that we are exploring and hosting fees that we charge our FI partners to support the costs required to host our services. Other Revenue during the year ended December 31, 2023 primarily consists of revenue from Entertainment.
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
The following table summarizes revenue from the Bridg platform (in thousands):

	Year Ended December 31,
	2025	2024	2023
Subscription revenue	$20,945	$22,684	$23,779
Bridg platform revenue	$20,945	$22,684	$23,779

The following table summarizes contract balances from the Bridg platform (in thousands):

		Year Ended December 31,
Contract Balance Type	Consolidated Balance Sheets Location	2025	2024
Contract assets, current	Accounts receivable and contract assets, net	$588	$232
Total contract assets		$588	$232

Contract liabilities, current	Deferred revenue	$48	$2,154
Contract liabilities, long-term	Long-term deferred revenue	52	—
Total contract liabilities		$100	$2,154
During the year ended December 31, 2025, we recognized $0.2 million of Revenue related to amounts that were included in Deferred revenue as of December 31, 2024.
The following information represents the total transaction price for the remaining performance obligations as of December 31, 2025 related to contracts expected to be recognized over future periods. This includes deferred revenue on our consolidated balance sheets and contracted amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2025, we had $17.8 million of remaining performance obligations, of which $7.9 million is expected to be recognized in the next twelve months, with the remaining amount recognized thereafter. The remaining performance obligations exclude future transaction revenue of variable consideration that are allocated to wholly unsatisfied distinct services that form part of a single performance obligation and meets certain variable allocation criteria.
7.     LEASES
We have various non-cancellable operating leases for our office spaces and operational assets with lease periods expiring between 2023 and 2032. During the year ended December 31, 2024, we recognized additional right-of-use assets and lease liabilities of $1.6 million related to a new lease agreement for office space. There were no new lease agreements for office space during the year ended December 31, 2025.
During the year ended December 31, 2025 and 2024, there were no impairments on any of our leases. Refer to Note 15—Segments for more information on our operating segments.
During the year ended December 31, 2025 and 2024, respectively, we made cash payments of $2.8 million and $2.3 million for operating leases which are included in cash flows used in operating activities in our consolidated statement of cash flows.

Lease assets and liabilities, net, are as follows (in thousands):

		December 31,
Lease Type	Consolidated Balance Sheets Location	2025	2024
Operating lease assets	Right-of-use assets under operating leases, net	$4,947	$6,341
Total lease assets		4,947	6,341

Operating lease liabilities, current	Current operating lease liabilities	1,607	2,025
Operating lease liabilities, long-term	Long-term operating lease liabilities	4,787	6,034
Total lease liabilities		$6,394	$8,059

The following table summarizes activity related to our leases (in thousands):

	December 31,
	2025	2024
Operating lease expense	$2,600	$2,822
Variable lease expense	559	693
Short-term lease expense	168	1,058

The following table presents our weighted average borrowing rates and weighted average lease terms:

	December 31,
	2025	2024
Operating leases:
Weighted average borrowing rate	7.2%	7.3%
Weighted average remaining lease term (years)	3.06	3.81

The following table summarizes future maturities of lease liabilities as of December 31, 2025 (in thousands):

Fiscal Year	Operating Leases
2026	$2,321
2027	2,211
2028	1,491
2029	1,122
Thereafter	1,784
Total lease payments	8,929
Imputed interest	2,535
Total lease liabilities	$6,394

8.    PROPERTY AND EQUIPMENT
Significant components of property and equipment are as follows (in thousands):

	December 31,
	2025	2024
Computer equipment	$4,370	$9,753
Leasehold improvements	1,981	2,034
Furniture and fixtures	411	464
Property and equipment, gross	6,762	12,251
Less accumulated depreciation and amortization	(4,737)	(9,655)
Property and equipment, net	$2,025	$2,596
Depreciation expense was $1.0 million, $1.8 million and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
9.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	December 31,
	2025	2024
Line of Credit	$40,070	$—
2024 Convertible Senior Notes, net	168,850	$167,729
2020 Convertible Senior Notes, net	—	$45,863
Total debt	$208,920	$213,592
Accrued interest is included within accrued expenses in our consolidated balance sheet. As of December 31, 2025, we had accrued interest related to our 2024 Convertible Senior Notes of $1.8 million. As of December 31, 2024, we had accrued interest related to our 2024 Convertible Senior Notes and 2020 Convertible Senior Notes of $1.9 million.

For the years ended December 31, 2025, 2024 and 2023, interest expense, net reflected on the consolidated statements of operations consisted of interest expense of $10.6 million, $8.9 million and $6.2 million and interest income of $2.7 million, $3.4 million, and $3.8 million, respectively.
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
The net carrying amount of the liability component of the 2024 Convertible Senior Notes is as follows (in thousands):

	December 31,
	2025	2024
Principal	$172,500	$172,500
Minus:
Unamortized issuance costs	(3,650)	(4,771)
Net carrying amount	$168,850	$167,729

Interest expense recognized related to the 2024 Convertible Senior Notes is as follows (in thousands):

	December 31,
	2025	2024
Contractual interest expense (due in cash)	$7,331	$5,478
Amortization of debt issuance costs	1,122	838
Total interest expense related to the 2024 Convertible Senior Notes	$8,453	6,316
Effective interest rate	4.90%	4.90%
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
In April 2024, we used $169.3 million, consisting of the net proceeds from the 2024 Convertible Senior Notes offering, together with cash on hand, to repurchase for cash $183.9 million in aggregate principal amount of the 2020 Convertible Senior Notes, together with accrued and unpaid interest, in privately negotiated transactions below par and entered into concurrently with the pricing of the offering through one of the initial purchasers or one of its affiliates, as our agents. As a result of the extinguishment of the 2020 Convertible Senior Notes, we have recorded a gain of $13.0 million, which is recorded as a Gain on debt extinguishment on the consolidated statement of operations. In September 2025, we repaid in full at par the remaining $46.1 million aggregate principal amount of the 2020 Convertible Senior Notes, and as a result, the 2020 Convertible Senior Notes are no longer outstanding as of December 31, 2025.
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
The net carrying amount of the liability component of the 2020 Convertible Senior Notes is as follows (in thousands):

	December 31,
	2025	2024
Principal	$—	$46,070
Minus: Unamortized issuance costs	—	(207)
Net carrying amount of the liability component	$—	$45,863

Interest expense recognized related to the 2020 Convertible Senior Notes is as follows (in thousands):

	December 31,
	2025	2024
Contractual interest expense (due in cash)	$326	$921
Amortization of debt issuance costs	207	585
Total interest expense related to the 2020 Convertible Senior Notes	$533	$1,506
Effective interest rate	1.64%	1.64%
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
As of December 31, 2025, we had net borrowings of $40.1 million under the 2018 Line of Credit, which includes total draw downs of $56.0 million and repayments totaling $15.9 million during the year ended December 31, 2025. Subsequent to December 31, 2025, we repaid $10.0 million on February 25, 2026 under the 2018 Line of Credit.
During the years ended December 31, 2025 and 2024, we incurred $1.5 million and $0.7 million of interest expense associated with the 2018 Loan Facility, respectively. As of December 31, 2025, we had $8.5 million of unused available borrowings under our 2018 Line of Credit. We believe we are in compliance with all financial covenants as of December 31, 2025.
Future Payments
Aggregate future payments of principal due upon maturity are as follows (in thousands):

Years Ending December 31,	Debt
2026	$—
2027	—
2028	40,070
2029	172,500
Future periods	—
Total debt	$212,570
10.     STOCK-BASED COMPENSATION
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
The 2018 Plan became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Plan. Any awards granted under the 2008 Plan and the 2018 Plan remain subject to the terms of our 2008 Plan and 2018 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2025 Plan. As of December 31, 2025, there were 7,355,232 shares of our common stock reserved for issuance under our 2025 Plan.
On July 18, 2022, our board of directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our board of directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. On November 6, 2024, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 2,500,000 shares of our common stock. As of December 31, 2025, there were 2,291,849 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Delivery costs	$1,673	$2,680	$2,427
Sales and marketing expense	4,611	10,017	12,624
Research and development expense	10,431	14,957	16,392
General and administrative expense	11,414	12,713	9,537
Total stock-based compensation expense	$28,129	$40,367	$40,980
During 2025, 2024 and 2023, we capitalized $3.8 million, $5.0 million and $2.5 million, respectively, of stock-based compensation expense for software development.
Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2024	4,507	$13.20
Granted	7,950	2.01
Vested	(2,833)	12.40
Forfeited	(1,838)	8.67
Unvested - December 31, 2025	7,786	$3.15	0.76	$13,374

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2023	5,485	$15.70
Granted	4,949	9.65
Vested	(3,503)	13.30
Forfeited	(2,424)	11.47
Unvested - December 31, 2024	4,507	$13.20	1.20	$43,710

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested - December 31, 2022	5,956	$25.43
Granted	3,560	7.19
Vested	(2,947)	19.51
Forfeited/canceled	(1,084)	31.66
Unvested - December 31, 2023	5,485	$15.70	2.01	$68,092
Service-based Restricted Stock Units
During the year ended December 31, 2025, we granted 7,949,868 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to December 31, 2025, we granted 5,614,375 RSUs to employees, which have vesting periods ranging from nine months to two years. The unamortized stock-based compensation expense related to all RSUs granted subsequent to December 31, 2025 is $5.4 million.
Performance-based Restricted Stock Units
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
In April 2021, we granted 110,236 performance-based restricted stock units ("2021 PSUs") consisting of two tranches. The first tranche consists of 55,118 units that have a performance-based vesting condition based on a minimum Revenue target over a trailing 12-month period. The units in this first tranche fully vest upon achievement. The second tranche consists of 55,118 units with a performance-based vesting condition based on a different minimum Revenue target over a trailing 12-month period. Half of the units in the second tranche vest upon achievement and the remaining units vest six months after the achievement date, subject to continued service. Each performance-based vesting condition within the two tranches must be achieved within four years of the grant date and are subject to certification by the compensation committee of our Board of Directors. During the year ended December 31, 2023, we reassessed the likelihood of achieving the 2021 PSUs performance-based vesting condition and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the 2021 PSUs since the grant date as a benefit to stock-based compensation during the year ended December 31, 2023. On April 1, 2025, the 2021 PSUs were forfeited as the performance condition was not met during the performance period.
With the exception of the 2021 PSUs, the third tranche of the 2022 PSUs, the 2022 Bridg PSUs and any other PSUs tied to these vesting conditions, we believe that the achievement of all of the above referenced performance-based vesting conditions are probable before the awards' respective expiration dates.
Employee Stock Purchase Plan
Our board of directors adopted and our stockholders have approved our 2018 Employee Stock Purchase Plan ("2018 ESPP"). Our 2018 ESPP became effective on February 8, 2018, the date our registration statement in connection with our IPO was declared effective and enables eligible employees to purchase shares of our common stock at a discount. Purchases will be accomplished through participation in discrete offering periods. On each purchase date, eligible employees will purchase our common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on the first trading day of the offering period or the date of purchase. During the years ended December 31, 2025, 2024 and 2023, a total of 424,324, 520,197 and 555,915 shares of common stock were purchased by employees under the 2018 ESPP, respectively.
As of December 31, 2025, 610,588 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our board of directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 500,000 shares on January 1, 2026. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP.

11.    INCOME TAXES
Domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(98,691)	$(179,555)	$(122,026)
Foreign	(4,797)	(9,749)	(12,676)
Loss before income taxes	$(103,488)	$(189,304)	$(134,702)
The significant components of income tax (expense) benefit are as follows (in thousands):

Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Change in uncertain tax positions	—	—	—
Change in valuation allowance	—	—	—
Total deferred	—	—	—
Income tax benefit	$—	$—	$—
We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis beginning with the year ended December 31, 2025. A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the year ended December 31, 2025 is presented accordingly as follows (dollar amounts in thousands):

	Year Ended December 31, 2025
	Amount	Percent
Statutory federal income tax rate	$(21,732)	21.00%
State and local income taxes, net of federal benefit	—	—%
Tax credits
Federal research & development	(1,490)	1.44%
Changes in valuation allowance	5,263	(5.09)%
Nontaxable or nondeductible items
Stock compensation	5,705	(5.51)%
Goodwill impairment	10,316	(9.97)%
Other	321	(0.31)%
Other reconciling items	237	(0.23)%
Unrecognized tax benefits	373	(0.36)%
Foreign tax effects:

United Kingdom:
Fair value adjustments	2,228	(2.15)%
Other	(1,234)	1.19%
Other jurisdictions	13	(0.01)%
Total provision for income taxes	$—	—%
The following table summarizes the significant differences between the U.S. federal statutory tax rate and our effective tax rate for the years ended December 31, 2024 and 2023 based on the required disclosure prior to our adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Tax benefit at federal statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	—%	(0.01)%
Change in federal and state statutory rate	1.69%	0.01%
Foreign rate differential	0.06%	(0.22)%
Goodwill impairment	(13.06)%	(10.94)%
Contingent liability remeasurement	(0.78)%	(0.81)%
Other adjustments	(1.61)%	(1.40)%
Valuation allowance	(7.24)%	(7.54)%
Income tax benefit	0.06%	0.09%

There was no cash paid or refunds received for income taxes for the year ended December 31, 2025. Therefore, there are no jurisdictions accounting for 5% or more of the total cash paid for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Certain unrecognized tax benefits are presented as a reduction to related deferred tax assets in our consolidated balance sheets. The significant components of deferred income taxes as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry-forwards	$176,226	$161,418
Allowance for credit losses	860	1,474
Depreciation and amortization	17,374	23,233
Stock-based compensation	2,329	3,025
Deferred costs	—	740
Lease liability	1,345	1,867
Other tax credit carry-forward	12,742	11,625
Other	—	1,451
Total	210,876	204,833
Valuation Allowance	(209,423)	(203,377)
Total deferred tax assets, net of valuation allowance	$1,453	$1,456
Deferred tax liabilities:
Right of use assets	(995)	(1,457)
Deferred costs	(332)	—
Other	(126)	—
Total deferred tax liabilities	(1,453)	(1,457)
Net long-term deferred tax asset	$—	$—
We have generated historical net losses and recorded a full valuation allowance against our net deferred tax assets, and we expect to maintain a full valuation allowance in the near term. Realization of any of our net deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.
We recorded a valuation allowance for deferred tax assets of $209.4 million, $203.4 million, and $189.7 million as of December 31, 2025, 2024, and 2023, respectively. The net increase of our valuation allowance each year is primarily due to the continued generation of net operating loss carryforwards.
As of December 31, 2025 and 2024, we have $690.0 million and $631.6 million, respectively, of gross U.S. federal net operating loss carry-forwards that will begin to expire in the 2028 tax year. Additionally, we have $302.0 million and $269.1 million of gross state net operating loss carry-forwards as of December 31, 2025 and 2024, respectively, some of which have expiration dates and will begin to expire between 2025 and 2045.
As of December 31, 2025 and 2024, we have $15.7 million and $14.2 million, respectively, of federal research and development ("R&D") tax credit carryforwards. These credits expire/start expiring between 2038 and 2045.
Ownership changes, as defined by Code Section 382, may limit the amount of net operating losses that a company may utilize to offset future taxable income and taxes payable. Pursuant to Code Section 382, an ownership change occurs when the stock ownership of 5% stockholders increases by more than 50% over a testing period of three years. We have experienced ownership changes in the past, with the last identified ownership change occurring on April 2, 2020. We have analyzed whether we have experienced an additional ownership change through December 31, 2024 and have not identified an ownership change. It is possible that we have experienced additional ownership changes or that we may experience additional ownership changes in the future. Any such ownership change may limit our ability to utilize net operating losses.
As of December 31, 2025 and 2024, Cardlytics UK had gross net operating losses of $53.6 million and $50.0 million, respectively. Foreign net operating loss carry-forwards expire according to the rules of each country. In the U.K., there is an indefinite carry-forward period. As of December 31, 2025, Cardlytics UK held cash and cash equivalents of $5.0 million. While our investment in Cardlytics UK is not considered to be permanently invested, we do not plan to repatriate these funds. Further, although the tax basis of our investment in Cardlytics UK exceeds its book basis, we have not recorded a deferred tax asset since we do not believe that a reversal of this temporary difference will occur in the foreseeable future.

The Organization for Economic Cooperation and Development has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. As of December 31, 2025, based on the countries in which we do business that have enacted legislation, including the U.K., we do not expect these rules to have a material impact on our income tax provision.
The following table summarizes the activity related to our gross unrecognized tax benefits that would affect our effective tax rate, if recognized (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$3,550	$2,925	$1,606
Increase related to current year tax position	373	625	1,319
Ending balance	$3,923	$3,550	$2,925
All such positions, if recognized, would impact our effective tax rate.
We recognize interest and penalties accrued on income tax uncertainties as a component of income tax expense/benefit. In 2025, 2024 and 2023, we did not recognize a benefit or expense for interest and penalties. As of December 31, 2025 and 2024, there are no accrued interest and penalties related to unrecognized tax benefits in the accompanying consolidated balance sheet.
We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our tax filings from inception remain subject to income tax examinations.
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
During the years ended December 31, 2025, 2024 and 2023, we recognized a goodwill impairment of $49.1 million, $117.8 million and $70.5 million, respectively. The fair value of our reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Refer to Note 5—Goodwill and Acquired Intangibles for further details.
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

Included in the fair value table are cash equivalents and contingent consideration. Cash equivalents are comprised of money market funds and U.S. treasury bills stated at amortized cost, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. The fair values of cash equivalents are as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$26,238	$—	$—	$26,238
Total cash equivalents at fair value	$26,238	$—	$—	$26,238

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,332	$—	$—	$32,332
US Treasury Bills	13,450	—	—	13,450
Total cash equivalents at fair value	$45,782	$—	$—	$45,782

The following table shows a reconciliation of the beginning and ending fair value measurements of our contingent consideration, which we have valued using level 3 inputs:

	December 31, 2025	December 31, 2024
Beginning balance	$—	$43,560
Decrease due to earnout settlement	—	(45,114)
Change in contingent consideration	—	5,817
Reclassification due to remaining payments being fixed per Settlement Agreement	—	(4,263)
Ending balance	$—	$—
As part of our acquisition of Bridg, Inc. ("Bridg") and pursuant to the terms of the Agreement and Plan of Merger dated as of April 12, 2021, as amended (the "Merger Agreement"), we agreed to make two earnout payments: the First Anniversary Payment Amount and the Second Anniversary Payment Amount, based on the First Anniversary ARR and the Second Anniversary ARR of Bridg, respectively.
As of December 31, 2023, we paid the First Anniversary Payment consisting of $50.1 million of cash and 2,740,418 shares of our common stock to the Stockholder Representative, inclusive of brokerage fees and transaction bonuses and accounting for all true-ups and credits.
On January 25, 2024, we entered into a settlement agreement (the "Settlement Agreement") with the Stockholder Representative to resolve all outstanding disputes related to the Merger Agreement pursuant to which we agreed to pay $25.0 million in cash and issue 3,600,000 shares of our common stock to the Stockholder Representative, inclusive of broker fees and transaction bonuses. Pursuant to the Settlement Agreement we paid the Stockholder Representative $20.0 million in cash on January 26, 2024 and we issued 3,600,000 shares of our common stock on February 1, 2024. We subsequently paid the Stockholder Representative $3.0 million in cash on January 29, 2025 and $2.0 million in cash on June 25, 2025. There are no further payments due under the Settlement Agreement as of December 31, 2025.
13.     COMMITMENTS AND CONTINGENCIES
Commitments
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 7—Leases for further details. In September 2020, we issued convertible senior notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025. During the year ended December 31, 2024, we partially paid down the 2020 Convertible Senior Notes and issued 2024 Convertible Senior Notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029. In connection with our acquisition of Bridg, we owe a brokerage fee as per the Settlement Agreement. In September 2025, we repaid in full at par the remaining $46.1 million aggregate principal amount of the 2020 Convertible Senior Notes, and as a result, the 2020 Convertible Senior Notes are no longer outstanding as of December 31, 2025. Refer to Note 9—Debt and Financing Arrangements for further details.
In January 2024, we renewed a cloud hosting agreement guaranteeing an aggregated spend of $17.0 million each year over the next thirty-six month period. During the second year of the agreement, we had $16.2 million of aggregated spend. As a result of the shortfall, we have accrued $0.8 million within accrued expenses liability on our consolidated balance sheets.
Litigation
From time to time, we may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement, collection matters and indemnifications. We make assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. We record a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range. If no amount within the range is a better estimate than any other amount, we accrue the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, we disclose the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, we disclose the nature and estimate of the possible loss of the litigation. We do not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Additionally, in the ordinary course of business, we have entered into indemnification agreements with directors and certain officers and employees that will require Cardlytics, among other things, to indemnify them against certain liabilities and litigation that may arise by reason of their status or service as directors, officers or employees. To date, the Company has not incurred material costs in any year presented to settle claims related to these indemnification agreements, and the Company has not accrued any liabilities for these agreements as of December 31, 2025 and 2024.
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

14.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for 2025, 2024 and 2023 because the effects of potentially dilutive items were anti-dilutive, given our net loss during these periods. The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	December 31,
	2025	2024	2023
Common stock options	39	52	84
2020 Convertible Senior Notes	—	541	2,701
2024 Convertible Senior Notes	9,573	9,573	—
Unvested restricted stock units	7,786	4,507	5,491
Common stock issuable pursuant to the ESPP	148	150	65
15.     SEGMENTS
As of December 31, 2025, we have three operating segments: the Cardlytics platform in the U.S. and U.K. and the Bridg platform, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Adjusted Contribution. Our CODM uses Adjusted Contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. We view Adjusted Contribution as an important operating measure of our financial results. We believe that Adjusted Contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board of Directors. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs is also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies. Refer to Note 6—Revenue for further information.
The following table provides information regarding our reportable segments (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cardlytics platform
Revenue	$212,326	$255,615	$285,425
Minus: Adjusted Partner Share	97,278	122,370	144,502
Minus: Other third-party costs(1)	3,816	4,171	5,405
Adjusted Contribution	$111,232	$129,074	$135,518
Bridg platform
Revenue	$20,947	$22,683	$23,779
Minus: Adjusted Partner Share	—	—	—
Minus: Other third-party costs(1)	1,855	1,220	671
Adjusted Contribution	$19,092	$21,463	$23,108
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
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Year Ended December 31,
	2025	2024	2023
Adjusted Contribution	$130,324	$150,537	$158,626
Minus:
Delivery costs	25,711	29,643	28,248
Sales and marketing expense	39,478	52,649	57,425
Research and development expense	39,765	49,607	51,352
General and administrative expense	47,267	56,482	58,810
Change in contingent consideration	102	210	1,246
Impairment of goodwill and intangible assets	58,843	131,595	70,518
Acquisition, integration and divestiture costs/(benefits)	561	161	(6,313)
(Gain)/loss on divestiture	(4,831)	—	6,550
Depreciation and amortization expense	25,244	25,689	26,460
Total non-operating (income) expense(1)	1,672	(6,195)	(968)
Loss before income taxes	$(103,488)	$(189,304)	$(134,702)
(1)Non-operating (income) expense includes interest income, interest expense and foreign currency loss.
As a percentage of our total consolidated revenues, revenues from external customers in the United States for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were 87%, 92% and 94%, respectively. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.
The following tables provide geographical information (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
United States	$202,974	$254,081	$291,420
United Kingdom	30,299	24,217	17,784
Total	$233,273	$278,298	$309,204

	December 31,
	2025	2024
Property and equipment:
United States	$1,966	$2,530
United Kingdom	59	66
Total	$2,025	$2,596
Capital expenditures within the United Kingdom were $0.1 million, $0.1 million and $0.2 million during 2025, 2024 and 2023, respectively.
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
Marketers
As of December 31, 2025, we define a marketer as a customer who has a distinct contractual relationship with us, rather than aggregating by parent company. We believe this is a more accurate representation for how marketing budgets are managed at our customer level. This methodology change in our aggregation impacts how we calculate our revenue and accounts receivable concentration and we changed the prior year presentation to be in conformity.
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the years ended December 31, 2025, 2024 and 2023, our top five marketers accounted for 20%, 16% and 15% of our Revenue, respectively, with no marketer accounting for over 10% during each period. As of December 31, 2025 and 2024, our top five marketers accounted for 30% and 17% of our accounts receivable, respectively, with no individual marketer representing over 10% as of the end of each period.
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
During the year ended December 31, 2025, our top three FI partners combined to account for over 80% of the total Partner Share we paid to all partners. During the years ended 2024 and 2023, our top three FI partners combined to account for over 85% in each year. During 2025, no FI partner represented over 50% and each represented over 15% of Partner Share. During 2024 and 2023, the top FI partner represented over 50% and the second and third largest FI partners each represented over 10% of Partner Share.

16.     SUBSEQUENT EVENTS
On January 23, 2026, the Company, PAR Technology Corporation and DB Sub, LLC, an indirectly wholly owned subsidiary of PAR, entered into an asset purchase agreement, pursuant to which Buyer agreed to acquire all of the Company’s assets, properties and rights primarily related to, or primarily used in, its Bridg platform, subject to certain exceptions. In connection with the Bridg Sale, Buyer also agreed to assume certain liabilities and obligations of the Company arising out of the use, ownership, possession, operation or sale of the Purchased Assets. Other than the Purchased Assets, neither Buyer nor PAR will acquire any other assets of the Company pursuant to the Bridg Sale.

Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, as promptly as practicable after the closing of the Bridg Sale (the “Closing” and the date thereof, the “Closing Date”), but in any event on the Closing Date, PAR will deliver to the Company a number of shares of common stock of PAR (“PAR Common Stock”) equal to the quotient obtained by dividing (i) (A) $27,500,000 plus (B) an adjustment amount for certain new customer contracts entered into by the Company prior to Closing less (C) an estimated closing net adjustment amount for revenue received by the Company for goods or services to be delivered or performed after the Closing pursuant to contracts assigned to Buyer in connection with the Bridg Sale (provided, that, the number pursuant to this (i) shall not exceed $30,000,000) by (ii) the volume weighted average price of a share of PAR Common Stock on the New York Stock Exchange for the 15 consecutive trading days ending on the trading day immediately prior to (and excluding) the Closing Date as reported by Bloomberg, L.P. (“Purchase Consideration”). PAR has also agreed to use reasonable best efforts to promptly file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the shares of PAR Common Stock comprising the Purchase Consideration within three business days following the Closing Date, or, if later, PAR’s receipt of a completed investor questionnaire. PAR has also agreed to use commercially reasonable efforts to keep such registration statement effective until the earlier of the date that all such shares of PAR Common Stock have been sold or otherwise disposed of or can be sold without restriction pursuant to Rule 144 (or any successor thereof) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The Purchase Agreement contains customary representations, warranties, conditions and covenants of the Company, PAR and Buyer, including a non-competition and non-solicitation covenant for the Company with respect to the Purchased Assets for a period of five years following the Closing. Additionally, during the period from the Signing Date through and including the Closing Date, the Company has agreed to carry on its business with respect to the Purchased Assets in the ordinary course and consistent with past practices.

The Closing is subject to the satisfaction or waiver of a number of customary closing conditions in the Purchase Agreement, including the absence of certain governmental restraints and the absence of a material adverse effect with respect to the Bridg platform or the Company’s ability to consummate the Bridg Sale.

The Purchase Agreement may be terminated prior to the Closing by mutual written agreement of the Company and Buyer, or by either the Company or Buyer in certain circumstances specified in the Purchase Agreement, including by Buyer if any of the closing conditions specified in the Purchase Agreement have not been fulfilled by March 24, 2026, unless such failure is due to Buyer’s failure to perform or comply with any of the covenants, agreements or conditions required to be performed or complied with by Buyer prior to the Closing.

The Purchase Agreement, the Bridg Sale and the other transactions contemplated by the Purchase Agreement have been approved by the board of directors of the Company.

The foregoing is a summary description of certain terms of the Purchase Agreement, is not complete and is qualified in its entirety by reference to the text of the Purchase Agreement, a copy of which the Company has filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2025.

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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears in this Annual Report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cardlytics, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cardlytics, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 4, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
March 4, 2026
ITEM 9B. OTHER INFORMATION.
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the fiscal year ended December 31, 2025.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
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
(iii)Exhibits are incorporated herein by reference or are filed with this Annual Report as indicated below.
(b)Exhibits:

		Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-222531	3.2	1/12/2018
3.2	Amended and Restated Bylaws of the Registrant	S-1	333-222531	3.4	1/12/2018
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-222531	4.1	1/29/2018
4.2	Description of Cardlytics, Inc. Common Stock	10-K	001-38386	4.3	3/3/2020
4.3	Indenture, dated as of April 1, 2024, by and between the Registrant ant U.S. Bank National Association, as Trustee.	8-K	001-38386	4.1	4/1/2024
4.4	Form of Global Note, representing the Registrant’s 4.25% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.6)	8-K	001-38386	4.2	4/1/2024
10.1	Office Lease Agreement, dated as of August 5, 2013, by and between the Registrant and Jamestown Ponce City Market, L.P.	S-1	333-222531	10.12	1/12/2018
10.2†	2008 Stock Plan and Forms of Option Agreement, Notice of Stock Option Grant, Exercise Notice, Restricted Stock Unit Notice and Restricted Stock Unit Agreement thereunder, as amended to date	S-1/A	333-222531	10.1	1/29/2018
10.3†	2018 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder	S-1/A	333-222531	10.2	1/29/2018
10.4†	2018 Employee Stock Purchase Plan	S-1/A	333-222531	10.3	1/29/2018
10.5†	Form of restricted securities unit award of the Registrant under 2018 Equity Incentive Plan	S-1	333-222531	10.8	1/12/2018
10.6†	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers	S-1	333-222531	10.9	1/12/2018
10.7^	Master Agreement and Schedule #1 to the Master Agreement, dated May 3, 2018 and May 7, 2018, respectively, by and between the Company and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/14/2018
10.8^	2018 Amendment to Schedule #1 to the Master Agreement, dated October 23, 2018, by and between the Registrant and JPMorgan Chase Bank, N.A.	10-K	001-38386	10.22	3/3/2020
10.9^	Second Amendment to Schedule #1, dated June 4, 2020, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.1	8/4/2020

10.10	Consent to Loan and Security Agreement, dated as of March 5, 2021, by and among Cardlytics, Inc., as Borrower, BSpears Merger Sub II, LLC, as additional borrower, and Pacific Western Bank, as Lender	10-Q	001-38386	10.1	5/4/2021
10.11^	Agreement and Plan of Merger, dated April 12, 2021, by and among Cardlytics, Inc., Bridg, Inc., Mr. T Merger Sub, Inc., and Shareholder Representative Services LLC	8-K	001-38386	10.1	11/18/2022
10.12†	Severance Agreement between Nick Lynton and Cardlytics, Inc.	10-Q	001-38386	10.4	11/1/2022
10.13†	2022 Inducement Plan	10-Q	001-38386	10.7	11/1/2022
10.14†	Form of option grant notice and agreement under 2022 Inducement Plan	10-Q	001-38386	10.8	11/1/2022
10.15†	Form of restricted stock unit grant notice and agreement under 2022 Inducement Plan	10-Q	001-38386	10.9	11/1/2022
10.16†	Offer Letter Agreement between Amit Gupta and Cardlytics, Inc.	10-K	001-38386	10.41	3/1/2023
10.17†	Severance Agreement between Amit Gupta and Cardlytics, Inc.	10-K	001-38386	10.41	3/1/2023
10.18†	Amendment to Inducement Plan	10-K	001-38386	10.41	3/1/2023
10.19^	Amendment No. Two to Office Lease Agreement dated as of April 23, 2023, by and between the Registrant and Jamestown Ponce City Market, L.P., as amended to date	10-Q	001-38386	10.4	5/4/2023
10.20†	Second Amendment to Inducement Plan	S-8	001-38386	4.8	7/18/2023
10.21^	Third Amendment to Schedule #1, dated June 29, 2023, to the Master Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.	10-Q	001-38386	10.1	8/1/2023
10.22†	Offer Letter Agreement between Alexis DeSieno and the Registrant dated June 20, 2023	10-Q	001-38386	10.2	8/1/2023
10.23†	Separation Pay Agreement between Alexis DeSieno and the Registrant, dated July 13, 2023.	10-Q	001-38386	10.3	8/1/2023
10.24	Work Order between the Company and American Express Travel Related Services Company dated March 14, 2024 to Master Hosted Services Agreement	10-Q	001-38386	10.4	5/8/2024
10.25†	Offer Letter between Amit Gupta and the Registrant, dated August 21, 2024.	10-Q	001-38386	10.1	11/6/2024
10.26	Amended and Restated Loan and Security Agreement dated as of September 30, 2024, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender	10-Q	001-38386	10.3	11/6/2024
10.27*	Assumption Agreement and First Amendment to Loan and Security Agreement, dated as of December 6, 2024, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender	10-K	001-38386	10.37	3/12/2025
10.28*^	Assumption Agreement and Second Amendment to Loan and Security Agreement, dated as of January 27, 2025, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender	10-K	001-38386	10.38	3/12/2025
10.29	Assumption Agreement and Third Amendment to Loan and Security Agreement, dated as of March 26, 2025, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender	10-Q	001-38386	10.2	5/7/2025

10.30	Assumption Agreement and Fourth Amendment to Loan and Security Agreement, dated as of April 16, 2025, by and among Cardlytics, Inc., as Borrower and Banc of California, as Lender	10-Q	001-38386	10.3	5/7/2025
10.31†	2025 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Notice and Restricted Stock Agreement thereunder	10-Q	001-38386	10.1	8/6/2025
10.32†	Amended Offer Letter between Amit Gupta and the Registrant, dated June 23, 2025	10-Q	001-38386	10.3	8/6/2025
10.33†	Amended Separation Pay Agreement between Amit Gupta and the Registrant, dated June, 23, 2025	10-Q	001-38386	10.4	8/6/2025
10.34	Fourth Amendment to Schedule #1, dated July 7, 2025, among Cardlytics, Inc. and JPMorgan Chase Bank, National Association	10-Q	001-38386	10.5	8/6/2025
10.35*†	Non-Employee Director Compensation Plan As Amended & Restated February 17, 2026
10.36*†	2025 Bonus Plan of the Registrant
10.37*^	Asset Purchase Agreement among Cardlytics, Inc., PAR Technology Corporation and DB SUB, LLC, dated as of January 23, 2026
10.38*†	Offer Letter Agreement between David Evans and Cardlytics, Inc.
10.39*†	Separation Pay Agreement between David Evans and Cardlytics, Inc.
10.40*	Consent and Fifth Amendment to Amended and Restated Loan and Security Agreement
19.1	Insider Trading Policy	10-K	001-38386	19.1	3/12/2025
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Amended and Restated Policy for Recoupment of Incentive Compensation, adopted on October 2, 2023	10-K	001-38386	97.1	3/14/2025
101.ins	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.sch	XBRL Taxonomy Schema With Embedded Linkbase Document

104.0	Cover page formatted as Inline XBRL and contained in Exhibit 101
* Filed herewith
** Furnished herewith
^ Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because the registrant has determined that the omitted information is (i) not material and (ii) the type of information that the registrant customarily and actually treats as proviate and confidential.
† Indicates management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardlytics, Inc.

March 4, 2026	By:	/s/Amit Gupta
Amit Gupta
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amit Gupta	Chief Executive Officer and Director	March 4, 2026
Amit Gupta	(Principal Executive Officer)

/s/ David Evans	Chief Financial Officer	March 4, 2026
David Evans	(Principal Financial and Accounting Officer)

/s/ John Klinck	Board Chairperson	March 4, 2026
John Klinck

/s/ Andre Fernandez	Director	March 4, 2026
Andre Fernandez

/s/ Jon Francis	Director	March 4, 2026
Jon Francis

/s/ Srishti Gupta	Director	March 4, 2026
Srishti Gupta

/s/ Scott Hill	Director	March 4, 2026
Scott Hill

/s/ Liane Hornsey	Director	March 4, 2026
Liane Hornsey

/s/ Alex Mishurov	Director	March 4, 2026
Alex Mishurov