Form 10-Q
period 2026-03-31
Cardlytics, Inc.
filed 2026-05-07
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2026, there were 57,605,677 shares outstanding of the registrant’s common stock, par value $0.0001.

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
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,673	$48,719
Marketable securities	24,130	—
Accounts receivable and contract assets, net	63,076	82,458
Other receivables	2,674	2,474
Prepaid expenses and other assets	2,966	3,213
Current assets of discontinued operations	—	415
Total current assets	128,519	137,279
Long-term assets:
Property and equipment, net	1,743	1,931
Right-of-use assets under operating leases, net	4,403	4,723
Goodwill	110,305	110,305
Capitalized software development costs, net	17,779	19,005
Other long-term assets, net	1,160	1,235
Noncurrent assets of discontinued operations	—	11,163
Total assets	$263,909	$285,641
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,600	$2,655
Accrued liabilities:
Accrued compensation	4,572	6,038
Accrued expenses	9,918	7,125
Partner Share liability	17,470	24,792
Consumer Incentive liability	20,586	32,144
Deferred revenue and other liabilities	2,738	2,541
Current operating lease liabilities	1,467	1,438
Current liabilities of discontinued operations	—	1,657
Total current liabilities	$59,351	$78,390
Long-term liabilities:
Convertible senior notes, net	$169,131	$168,850
Lines of credit	35,070	40,070
Long-term operating lease liabilities	4,360	4,748
Long-term liabilities of discontinued operations	—	91
Total liabilities	$267,912	$292,149
Stockholders’ deficit:
Common stock, $0.0001 par value—100,000 shares authorized and 55,071 and 54,514 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	$10	$10
Additional paid-in capital	1,405,063	1,399,542
Accumulated other comprehensive loss	(532)	(1,996)
Accumulated deficit	(1,408,544)	(1,404,064)
Total stockholders’ deficit	(4,003)	(6,508)
Total liabilities and stockholders’ deficit	$263,909	$285,641
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$34,319	$56,435
Costs and expenses:
Partner Share and other third-party costs	14,597	29,104
Delivery costs	2,581	5,786
Sales and marketing expense	6,761	10,382
Research and development expense	6,430	10,278
General and administrative expense	8,281	12,943
Change in contingent consideration	—	60
Gain on divestiture	—	(5,350)
Depreciation and amortization expense	3,943	4,347
Total costs and expenses	42,593	67,550
Operating loss	(8,274)	(11,115)
Other income (expense):
Interest expense, net	(2,533)	(1,830)
Loss on investment	(1,285)	—
Foreign currency (loss) gain	(1,706)	2,627
Total other income (expense)	(5,524)	797
Loss before income taxes from continuing operations	(13,798)	(10,318)
Income tax benefit	—	—
Loss from continuing operations	(13,798)	(10,318)
Income (loss) from discontinued operations	9,318	(2,964)
Net loss	$(4,480)	$(13,282)
Net (loss) income per share, basic and diluted:
Continuing operations	$(0.25)	$(0.20)
Discontinued operations	$0.17	$(0.06)
Weighted-average common shares outstanding, basic and diluted	54,896	51,863
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Net Loss	$(4,480)	$(13,282)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,464	(2,355)
Total Comprehensive Loss	$(3,016)	$(15,637)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(Amounts in thousands)

Three Months Ended March 31, 2026:

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2025	54,514	$10	$1,399,542	$(1,996)	$(1,404,064)	$(6,508)
Stock-based compensation	—	—	5,521	—	—	5,521
Settlement of restricted stock	557	—	—	—	—	—
Other comprehensive income	—	—	—	1,464	—	1,464
Net loss	—	—	—	—	(4,480)	(4,480)
Balance – March 31, 2026	55,071	$10	$1,405,063	$(532)	$(1,408,544)	$(4,003)

Three Months Ended March 31, 2025:

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance – December 31, 2024	51,257	$10	$1,366,958	$3,601	$(1,300,576)	$69,993
Stock-based compensation	—	—	9,734	—	—	9,734
Settlement of restricted stock	918	—	—	—	—	—
Other comprehensive loss	—	—	—	(2,355)	—	(2,355)
Net loss	—	—	—	—	(13,282)	(13,282)
Balance – March 31, 2025	52,175	$10	$1,376,692	$1,246	$(1,313,858)	$64,090

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(4,480)	$(13,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	335	643
Depreciation and amortization	4,418	6,291
Amortization of financing costs charged to interest expense	330	405
Amortization of right-of-use assets	322	632
Gain on divestiture	(14,543)	(5,350)
Stock-based compensation expense	4,828	8,694
Change in contingent consideration	—	60
Loss on investments	1,285	—
Other non-cash expense (income), net	1,764	(2,620)
Change in operating assets and liabilities:
Accounts receivable	18,316	7,536
Prepaid expenses and other assets	154	(56)
Accounts payable	(167)	551
Other accrued expenses	586	1,895
Partner Share liability	(7,238)	(3,860)
Consumer Incentive liability	(11,552)	(8,245)
Net cash used in operating activities	(5,642)	(6,706)
Investing activities
Acquisition of property and equipment	(28)	(119)
Capitalized software development costs	(2,276)	(3,984)
Proceeds from divestiture, net of cash divested	—	200
Net cash used in investing activities	(2,304)	(3,903)
Financing activities
Proceeds from issuance of debt	5,000	—
Settlement of contingent consideration	—	(3,000)
Principal payment of debt	(10,000)	—
Debt issuance costs	(22)	(34)
Net cash used in financing activities	(5,022)	(3,034)
Effect of exchange rates on cash and cash equivalents	(78)	95
Net decrease in cash and cash equivalents	(13,046)	(13,548)
Cash and cash equivalents — Beginning of period	48,719	65,594
Cash and cash equivalents — End of period	$35,673	$52,046

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$625	$253
Amounts accrued for property and equipment	$—	$171
Amounts accrued for capitalized software development costs	$39	$187

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
Unaudited Interim Results
The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for interim periods presented are not necessarily indicative of the results to be expected for the full year due to the seasonality of our business, which has been historically impacted by higher consumer spending during the fourth quarter. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included on our Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2025.
Divestitures and Presentation
On January 23, 2026, we entered into an asset purchase agreement (the “Purchase Agreement”) with PAR Technology Corporation (“PAR”) and DB Sub, LLC, an indirectly wholly owned subsidiary of PAR (“Buyer”), pursuant to which Buyer agreed to acquire all of our assets, properties and rights primarily related to, or primarily used in, our Bridg platform (the “Purchased Assets” and the sale by the Company thereof, the “Bridg Sale”), subject to certain exceptions.
On March 24, 2026 (the “Closing Date”), we completed the Bridg Sale. Pursuant to the Purchase Agreement, on the Closing Date, PAR delivered to us 1,810,222 shares of PAR’s common stock as consideration for the Bridg Sale.
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the business is available for immediate sale in its present condition and an active program to locate a buyer has been initiated. Additionally, the sale must be probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. A business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. Assets held for sale are not further depreciated or amortized once such a determination is reached.
The results of operations of businesses classified as held for sale are reported as discontinued operations if the disposal represents a strategic shift that will have a major effect on the entity’s operations and financial results. When a business is identified for discontinued operations reporting: (i) results for prior periods are retrospectively reclassified as discontinued operations; (ii) results of operations are reported in a single line, net of tax, in the condensed consolidated statement of operations; and (iii) assets and liabilities are reported as held for sale in the condensed consolidated balance sheets in the period in which the business is classified as held for sale.
We analyzed quantitative and qualitative factors relevant to the Bridg disposal group and determined that the accounting criteria to be classified as held for sale and a discontinued operation were met during the three months ended March 31, 2026. We determined the net assets were held for sale when the sale was approved by the Board of Directors in January 2026. Additionally, we determined the ultimate closing of the sale on March 24, 2026, represented a strategic shift for the Company.

As such, the results of Bridg business are presented as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities of Bridg business have been reflected as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets for all prior periods presented. We ceased depreciating and amortizing its long-lived assets for the Bridg business which primarily included acquired intangibles assets, capitalized software, and right-of-use assets as of the held for sale date, during the three months ended March 31, 2026. Our condensed consolidated statements of cash flows includes cash flows from discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the condensed consolidated financial statements reflect only our continuing operations. Our Bridg business was historically presented as a reportable segment. For additional information related to the divestiture of Bridg see "Note 3—Discontinued Operations."

The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, for the three months ended March 31, 2025, we recorded a gain on divestiture of $5.4 million primarily due to the derecognition of the wallet liability associated with the Dosh app within the condensed consolidated statement of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of acquired intangible assets of Bridg, valuation of long-lived assets, goodwill valuation, income tax including valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
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
2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Significant Accounting Policies
As described in "Note 1—Overview of Business and Basis of Presentation," our Bridg business met the criteria to be classified as a held for sale disposal group and a discontinued operation during the three months ended March 31, 2026.
There have been no changes to our significant accounting policies other than assets held for sale, discontinued operations, and the standards adopted below. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2025, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.

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
In November 2025, the FASB issued ASU 2025-11 titled Interim Reporting (Topic 270): Narrow-Scope Improvements, which refines and reorganizes the guidance related to interim disclosure requirements and the application of Topic 270. The amendments in this update are effective for interim periods beginning January 1, 2028. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. We do not expect the adoption of ASU 2025-11 to have a material impact on our consolidated financial statements.
In June 2025, the FASB issued ASU 2025-06 titled "Targeted Improvements to the Accounting for Internal-Use Software," which simplifies the capitalization guidance by removing all references to software development project stages, so that the guidance is neutral to different software development methods. The amendments in this update are effective for annual periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either retrospectively, prospectively to software costs incurred after the adoption date or on a modified prospective basis. We are currently evaluating the potential effects of ASU 2025-06 on our financial statements.
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
Recently Adopted Accounting Pronouncements
In May 2025, the FASB issued ASU 2025-05 titled Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which updates the guidance related to the measurement of expected credit losses for accounts receivable and contract assets. The amendments in this update are effective for annual periods beginning after December 15, 2025. We adopted ASU 2025-05 effective January 1, 2026. In connection with the adoption, we elected the practical expedient to assume that current conditions at the balance sheet date persist throughout the remaining life of the asset. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 titled "Income Taxes (Topic 740): Improvement to Income Tax Disclosures," aimed at improving the transparency and usefulness of income tax information by enhancing disclosures related to rate reconciliation and income taxes paid. The ASU is effective for annual periods beginning with our fiscal year ending December 31, 2025. We adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.
3.     DISCONTINUED OPERATIONS
Bridg Sale
As described in "Note 1—Overview of Business and Basis of Presentation," our Bridg business met the criteria to be classified as a held for sale disposal group and a discontinued operation during the three months ended March 31, 2026.
Pursuant to the Purchase Agreement, on the Closing Date, PAR delivered to us 1,810,222 shares of PAR’s common stock as consideration for the Bridg Sale. We recorded a gain on divestiture of $14.5 million for the three months ended March 31, 2026. We also recorded $2.0 million of divestiture costs for the three months ended March 31, 2026. The gain on divestiture and divestiture costs are presented as part of results of the discontinued operations. The results of operations for the Bridg business is reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. This business was historically presented as its own reportable segment.
We have continuing involvement with PAR under a transition services agreement, through which we and PAR continue to provide certain services to each other for a period of 120 days following the Closing Date. There were no revenue or expenses associated with this agreement for the three months ended March 31, 2026.

The following table summarizes income (loss) from discontinued operations as presented in our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$4,175	$5,463
Costs and expenses:
Partner Share and other third-party costs	589	346
Delivery costs	1,364	1,502
Sales and marketing expense	929	2,372
Research and development	552	1,428
General and administrative	3,460	835
Divestiture costs	2,031	—
Gain on divestiture	(14,543)	—
Depreciation and amortization expense	475	1,944
Income (loss) from discontinued operations	$9,318	$(2,964)
The following table summarizes assets and liabilities of discontinued operations as presented in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net	$—	$211
Other receivables	—	113
Other current assets	—	91
Current assets of discontinued operations	$—	$415

Property and equipment, net	—	94
Operating lease right-of-use assets	—	224
Intangible assets, net	—	5,553
Capitalized software development costs, net	—	5,209
Other long-term assets, net	—	83
Noncurrent assets of discontinued operations	$—	$11,163

Accounts payable	—	705
Accrued compensation	—	67
Accrued liabilities	—	600
Partner share liability	—	68
Deferred revenue	—	48
Current operating lease liabilities	—	169
Current liabilities of discontinued operations	$—	$1,657

Long-term deferred revenue	—	52
Long-term operating lease liabilities	—	39
Long-term liabilities of discontinued operations	$—	$91

The amounts presented above exclude Bridg’s cash, cash equivalents, and accounts receivable. As these assets were retained by the Company and not included in the divestiture, they have been excluded from the calculation of net assets divested in the transaction.
Bridg Acquired Intangibles
As described in "Note 1—Overview of Business and Basis of Presentation," a business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. Assets held for sale are not further depreciated or amortized once such a determination is reached.
During the three months ended March 31, 2026, we assessed the Bridg disposal group for impairment and determined that the carrying value of the assets was not greater than the fair value as of the held for sale date. The fair value was determined using the agreed-upon sale price of the Bridg business less costs to sell.
Amortization expense of acquired intangibles during the three months ended March 31, 2026 and 2025 was $0.3 million and $1.5 million, respectively. We ceased depreciating and amortizing its long-lived assets for Bridg which primarily included acquired intangibles, capitalized software, and right-of-use assets as of the held for sale date, during the three months ended March 31, 2026.
Acquired intangible assets subject to amortization as of December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$49,873	$(45,055)	$4,818	1.5
Merchant relationships	21,930	(21,195)	735	0.4
Total other intangible assets	$71,803	$(66,250)	$5,553
Cash Flows
Cash flows related to discontinued operations are included in our condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025. The following table provides operating and investing cash flow information for our discontinued operation (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating activities
Depreciation and amortization	$475	$1,944
Stock-based compensation expense	$267	$755
Investing activities
Capitalized software development costs	$(356)	$(578)
Non-cash investing activities
Common stock as consideration for the Bridg Sale	$25,416	$—

4.     GOODWILL
Goodwill
Goodwill is tested annually for impairment, unless certain triggering events require an interim impairment analysis, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events and changes. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. As of March 31, 2026, the Bridg platform is considered a discontinued operation and therefore, is no longer a reporting unit. Our reporting units consist of the Cardlytics platform in the U.S. (the "U.S. Cardlytics Platform"), and the Cardlytics platform in the U.K. There is no goodwill recorded within the Cardlytics platform in the U.K.

The carrying amounts of goodwill as of March 31, 2026 were as follows (in thousands):

	U.S. Cardlytics Platform	Consolidated
Balance as of December 31, 2025	$110,305	$110,305
Impairment charge	—	—
Balance as of March 31, 2026	$110,305	$110,305
We have assessed the triggering event criteria, along with related conditions and developments, as of March 31, 2026. We continue to monitor our results and the price of our common stock in relation to goodwill impairment. Based on our qualitative analysis for the first quarter of 2026, we have determined that none of the conditions collectively constitute a triggering event. As such, we have determined that it is not more likely than not that the carrying values of our reporting units exceed their respective fair values, and an impairment test was not required as of March 31, 2026. However, the Cardlytics platform in the U.S. is susceptible to future impairment risk, and future changes in assumptions or deterioration in market conditions could result in an impairment.

5.     REVENUE
The Cardlytics platform
The Cardlytics platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive (collectively, "Consumer Incentives") to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases. Leveraging our platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $23.8 million and $35.7 million during the three months ended March 31, 2026 and 2025, respectively. We pay certain partners a negotiated and fixed percentage of our Billings to marketers less any Consumer Incentives that we pay to partners' customers and certain third-party data costs ("Partner Share"). Revenue on our condensed consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
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

The following table summarizes Revenue from the Cardlytics platform by pricing model (in thousands):

	Three Months Ended March 31,
	2026	2025
Served based pricing	$10,062	$24,911
Engagement based pricing	22,971	30,679
Other Revenue(1)	1,286	845
Cardlytics Platform Revenue	$34,319	$56,435
(1)Other Revenue during the three months ended March 31, 2026 and 2025 primarily includes pricing models that do not relate to served based pricing and engagement based pricing, which includes new pricing models that we are exploring and hosting fees that we charge our FI partners to support the costs required to host our services.

6.     LEASES
We have various non-cancellable operating and finance leases for our office spaces and operational assets with lease periods expiring between 2026 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	March 31, 2026	December 31, 2025
Operating lease assets	Right-of-use assets under operating leases, net	$4,403	$4,723
Total lease assets		$4,403	$4,723

Operating lease liabilities, current	Current operating lease liabilities	$1,467	$1,438
Operating lease liabilities, long-term	Long-term operating lease liabilities	4,360	4,748
Total lease liabilities		$5,827	$6,186
7.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Line of Credit	$35,070	$40,070
2024 Convertible Senior Notes, net	169,131	168,850
Total debt	$204,201	$208,920
Accrued interest is included within accrued expenses in our condensed consolidated balance sheet. As of March 31, 2026, we had accrued interest related to our 2024 Convertible Senior Notes (as defined below) of $3.7 million. As of December 31, 2025, we had accrued interest related to our 2024 Convertible Senior Notes and 2020 Convertible Senior Notes of $1.8 million.
During the three months ended March 31, 2026 and March 31, 2025, interest expense, net is reflected on the consolidated statements of operations consisted of interest expense of $2.8 million and $2.4 million and interest income of $0.3 million and $0.5 million, respectively.
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
The net carrying amount of the liability component of the 2024 Convertible Senior Notes is as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal	$172,500	$172,500
Minus:
Unamortized issuance costs	(3,369)	$(3,650)
Net carrying amount	$169,131	$168,850

Interest expense recognized related to the 2024 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense (due in cash)	$1,833	$1,833
Amortization of debt issuance costs	281	281
Total interest expense related to the 2024 Convertible Senior Notes	$2,114	$2,114
Effective interest rate	4.90%	4.90%

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
As of March 31, 2026, we had net borrowings of $35.1 million under the 2018 Line of Credit, which includes a repayment of $10.0 million on February 25, 2026 and a drawdown of $5.0 million on March 30, 2026. Subsequent to March 31, 2026, we repaid $20.1 million on April 7, 2026 under the 2018 Line of Credit. As of April 2026, we had $26.1 million of unused available borrowings under our 2018 Line of Credit.
During the three months ended March 31, 2026 and 2025, we incurred $0.6 million and $0.1 million of interest expense associated with the 2018 Loan Facility, respectively. We believe we are in compliance with all financial covenants as of March 31, 2026.
In April 2026, we amended our 2018 Loan Facility which lowered our required minimum of unrestricted cash from $25.0 million to $20.0 million in the demand deposit accounts.

8.     STOCK-BASED COMPENSATION
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
The 2018 Plan became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Plan. Any awards granted under the 2008 Plan and the 2018 Plan remain subject to the terms of our 2008 Plan and 2018 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2025 Plan. As of March 31, 2026, there were 3,805,341 shares of our common stock reserved for issuance under our 2025 Plan.
On July 18, 2022, our Board of Directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board of Directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 1,500,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 350,000 shares of our common stock. On July 13, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 800,000 shares of our common stock. On November 6, 2024, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 2,500,000 shares of our common stock. As of March 31, 2026, there were 1,356,174 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Delivery costs	$268	$473
Sales and marketing expense	708	1,605
Research and development expense	1,993	2,799
General and administrative expense	1,592	3,062
Discontinued operations	267	755
Total stock-based compensation expense	$4,828	$8,694

The following discussion of our share-based compensation awards includes awards related to continuing and discontinued operations.
During the three months ended March 31, 2026 and 2025, we capitalized $0.7 million and $1.0 million of stock-based compensation expense for software development, respectively.
Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2025	7,786	$3.15	0.76	$13,374
Granted	5,614	0.96
Vested	(557)	8.84
Forfeited	(1,129)	3.80
Unvested — March 31, 2026	11,714	$1.76	1.21	$10,520

Service-based RSUs
During the three months ended March 31, 2026, we granted 5,614,375 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to March 31, 2026, we granted 672,000 RSUs to employees, which have vesting periods of two years. The unamortized stock-based compensation expense related to all RSUs granted subsequent to March 31, 2026 is $0.6 million.
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
In July 2022, we granted 100,990 PSUs which included two tranches that vest on the achievement of specific Revenue-based performance metrics ("2022 Bridg PSUs"). During the three months ended September 30, 2025 and September 30, 2024, we reassessed the likelihood of achieving the first and second tranche of the 2022 Bridg PSUs, respectively, and concluded that the achievement of each is no longer probable. As a result of the change in estimate, we reversed the previously recognized cumulative expense associated with each grant as a benefit to stock-based compensation during the period in which we deemed it no longer probable. The 2022 Bridg PSU shares were forfeited with the Bridg Sale.
In March 2022 and August 2022, we granted 269,202 and 25,248 performance-based restricted stock units ("2022 PSUs"), respectively, consisting of three tranches. The first two tranches each represent 25% of the grant, and each vests upon the achievement of certain milestones related to the installation of our Ad Server at our FI partners. In December 2022, the compensation committee of our Board of Directors certified that the first tranche's milestone related to the installation of our Ad Server at our FI partners had been achieved, which resulted in the immediate vesting of the first tranche representing 25% of the grant. In January 2025, the compensation committee of our Board of Directors certified that the second tranche's milestone had been achieved, which resulted in the immediate vesting of the second tranche representing 25% of the grant. Fifty percent of the third tranche vests upon the achievement of a certain number of advertisers purchasing both the Cardlytics and Bridg platforms at a target incremental Billings amount over the 2021 Billings amount, and the remaining 50% of the tranche vests six months after this target is achieved. During the year ended December 31, 2024, we reassessed the likelihood of achieving the third tranche's milestones and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the third tranche of this grant as a benefit to stock-based compensation during the year ended December 31, 2024. The third tranche shares were forfeited with the Bridg Sale.
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
As of March 31, 2026, 1,110,588 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2028, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 500,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 500,000 shares on January 1, 2026. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP.
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
The fair value of our reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Refer to Note 4—Goodwill and Acquired Intangibles for further details.
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
Included in the fair value table are cash equivalents and marketable securities. Cash equivalents are comprised of money market funds, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. Marketable Securities are comprised of 1,810,222 shares of PAR’s common stock issued as consideration for the Bridg Sale, which is valued based on PAR's stock price as of the balance sheet date. The fair value of cash equivalents and marketable securities are as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$11,500	$—	$—	$11,500
Marketable Securities	24,130	—	—	24,130
Total cash equivalents and marketable securities at fair value	$35,630	$—	$—	$35,630

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$26,283	$—	$—	$26,283
Total cash equivalents at fair value	$26,283	$—	$—	$26,283
During the three months ended March 31, 2026, the Company recorded an unrealized loss of $1.3 million related to the change in fair value of 1,810,222 shares of PAR’s common stock held since the Closing Date. This loss is recognized within Loss on investments in our condensed consolidated statement of operations for the three months ended March 31, 2026. Subsequent to March 31, 2026, the Company sold all 1,810,222 shares of PAR’s common stock for cash proceeds of $23.0 million, net of fees, resulting in a total realized loss related to the change in fair value of $2.2 million year to date.

10.     COMMITMENTS AND CONTINGENCIES
Other Commitments
We lease property and equipment under non-cancelable operating lease agreements. Refer to Note 6—Leases for further details. In September 2020, we issued the 2020 Convertible Senior Notes with an aggregate principal amount of $230.0 million bearing an interest rate of 1.00% due in September 2025. During the year ended December 31, 2024, we partially paid down the 2020 Convertible Senior Notes and issued the 2024 Convertible Senior Notes with an aggregate principal amount of $172.5 million bearing an interest rate of 4.25% due on April 1, 2029. In September 2025, we paid down the remaining $46.1 million on the 2020 Convertible Senior Notes. As of March 31, 2026, we had net borrowings of $35.1 million against the 2018 Line of Credit. Refer to Note 7—Debt and Financing Arrangements for further details.
In January 2024, we renewed a cloud hosting agreement guaranteeing aggregate spend to a cloud hosting provider of $17.0 million each year over a three-year period. During the second year of the agreement, we had $16.2 million of aggregated spend. As a result of the shortfall, we accrued $0.8 million within accrued expenses liability on our consolidated balance sheets as of December 31, 2025. During the three months ended March 31, 2026, we entered into a new five-year agreement which replaced the existing three-year agreement and remediated the shortfall from year two. As a result, we reversed the previously recognized $0.8 million expense.
Litigation and Guarantees
From time to time, we may become involved in legal actions arising in the ordinary course of business including, but not limited to, intellectual property infringement and collection matters. We make assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. We record a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range. If no amount within the range is a better estimate than any other amount, we accrue the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, we disclose the nature of the litigation and indicate that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, we disclose the nature and estimate of the possible loss of the litigation. We do not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material.

Additionally, we have assumed certain indemnification agreements in conjunction with acquisitions with former directors and officers that may require us, among other things, to indemnify them against certain liabilities and litigation that may arise by reason of their previous status or service as directors, officers or employees prior to being acquired by Cardlytics. As part of the Bridg acquisition, the Company assumed certain indemnification obligations of that company's officers which may cover certain litigation in which a former officer and his co-defendants are involved. The former officer and co-defendants discussed an initial settlement of their litigation at the end of March 2026 and the allocated portion of the former officer, with whom we may have an obligation, was $5.3 million. Subsequent to March 31, 2026, we extended an offer to the former officer to settle certain obligations under the indemnification that may extend between us and the former officer for $1.3 million and release of any rights to claims by the Company on the D&O policy covering that officer. We evaluated the offer in accordance with ASC 460, Guarantees, and concluded that as of March 31, 2026 that a loss is probable, and the offer represents the most likely estimate of the amount to settle the obligation. The Company is not aware of a final settlement agreement between the former officer and the other parties, so we are not currently able to determine a range of possible outcomes in excess of the $1.3 million offer; however, based on the current allocation to the former officer we believe the maximum amount of the liability could be $5.3 million, and we believe that $4.0 million will be covered by the D&O policy. We have determined that this item is a recognized subsequent event related to the Bridg acquisition, that was since divested in the first quarter of 2026, and we have included the expected loss within discontinued operations.
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
11.     EARNINGS PER SHARE
Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2026 and 2025 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of March 31, 2026 and 2025 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	March 31,
	2026	2025
Common stock options	39	50
2020 Convertible Senior Notes	—	541
2024 Convertible Senior Notes	9,573	9,573
Unvested restricted stock units	11,714	6,317
Common stock issuable pursuant to the 2018 ESPP	117	326
12.     SEGMENTS
Segment information presented below is based on our Cardlytics Platform reportable segment. Refer to Note 3—Discontinued Operations for further discussion regarding the divestiture of our Bridg business.
As of March 31, 2026, we have two operating segments: the Cardlytics platform in the U.S. and U.K, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Adjusted Contribution. Our CODM uses Adjusted Contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. We view Adjusted Contribution as an important operating measure of our financial results. We believe that Adjusted Contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board of Directors. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs is also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies. Refer to Note 5—Revenue for further information.

The following tables provide information regarding the Cardlytics platform reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Cardlytics platform
Revenue	$34,319	$56,435
Minus: Adjusted Partner Share	13,890	28,065
Minus: Other third-party costs(1)	707	1,039
Adjusted Contribution	$19,722	$27,331
(1)Other third-party costs above primarily represents media and data costs that we incur to support the Cardlytics platform.
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
The following table presents a reconciliation of loss before income taxes presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Three Months Ended March 31,
	2026	2025
Adjusted Contribution	$19,722	$27,331
Minus:
Delivery costs	2,581	5,786
Sales and marketing expense	6,761	10,382
Research and development expense	6,430	10,278
General and administrative expense	8,281	12,943
Change in contingent consideration	—	60
Gain on divestiture	—	(5,350)
Depreciation and amortization expense	3,943	4,347
Total other expense (income)	5,524	(797)
Loss before income taxes from continuing operations	$(13,798)	$(10,318)
The following tables provide geographical information (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
United States	$27,634	$50,926
United Kingdom	6,685	5,509
Total	$34,319	$56,435

	March 31, 2026	December 31, 2025
Property and equipment, net:
United States	$1,693	$1,872
United Kingdom	50	59
Total	$1,743	$1,931
Capital expenditures within the United States totaled less than $0.1 million for each period during the three months ended March 31, 2026 and 2025. Capital expenditures within the United Kingdom totaled less than $0.1 million for each period during the three months ended March 31, 2026 and 2025.
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
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the three months ended March 31, 2026 and 2025, our top five marketers accounted for 26% and 19% of our Revenue, respectively, with no marketer accounting for over 10%. As of March 31, 2026 and 2025, our top five marketers accounted for 26% and 17% of our accounts receivable, respectively, with one marketer accounting for over 10% during the three months ended March 31, 2026.
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
During the three months ended March 31, 2026 and 2025, our top three FI partners combined to account for over 88% and 80% respectively, of the total Partner Share we paid to all partners for each period, with the top two FI partners representing over 70% for each period.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10–Q and (2) the audited consolidated financial statements and the related notes and management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 4, 2026.
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; and our ability to continue to add new FI partners and marketers and maintain our relationships with existing FI partners and marketers. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled "Risk Factors," set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Divestitures and Presentation
On January 23, 2026, we entered into an asset purchase agreement (the “Purchase Agreement”) with PAR Technology Corporation (“PAR”) and DB Sub, LLC, an indirectly wholly owned subsidiary of PAR (“Buyer”), pursuant to which Buyer agreed to acquire all of our assets, properties and rights primarily related to, or primarily used in, our Bridg platform (the “Purchased Assets” and the sale by the Company thereof, the “Bridg Sale”), subject to certain exceptions.
On March 24, 2026 (the “Closing Date”), we completed the Bridg Sale. Pursuant to the Purchase Agreement, on the Closing Date, PAR delivered to us 1,810,222 shares of PAR’s common stock as consideration for the Bridg Sale.

The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, for the three months ended March 31, 2025, we recorded a gain on disposal or divestiture of $5.4 million primarily due to the derecognition of the wallet liability associated with the Dosh app within the condensed consolidated statement of operations.
Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
Key Performance Metrics

	Three Months Ended March 31,
in thousands except ACPU amounts	2026	2025
Cardlytics MQUs	197,011	214,891
Cardlytics ACPU	$0.10	$0.13
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

	Three Months Ended March 31,		Change
in thousands	2026	2025	#	%
Cardlytics MQUs	197,011	214,891	-17,880	(8)
During the three months ended March 31, 2026, Cardlytics MQUs decreased by 17.9 million compared to the three months ended March 31, 2025, primarily driven by a FI partner in the U.S. exiting the Cardlytics platform.
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

	Three Months Ended March 31,		Change
	2026	2025	$	%
Cardlytics ACPU	$0.10	$0.13	$(0.03)	(23)
During the three months ended March 31, 2026, Cardlytics ACPU decreased by $0.03 compared to the three months ended March 31, 2025 primarily driven by a FI partner in the U.S. exiting the Cardlytics platform.

Key Financial Metrics (Including Non-GAAP Metrics)

	Three Months Ended March 31,
in thousands	2026	2025
Revenue(1)	$34,319	$56,435
Consumer Incentives(1)	$23,827	$35,680
Billings(1)	$58,146	$92,115
Gross Profit(1)	$17,141	$21,544
Adjusted Contribution(1)	$19,722	$27,331
Net Loss(1)	$(4,480)	$(13,282)
Adjusted EBITDA(1)	$230	$(4,119)
Adjusted Net Loss(1)	$(6,246)	$(10,296)
Net cash used in operating activities	$(5,642)	$(6,706)
Free Cash Flow	$(7,946)	$(10,809)
(1)Revenues, Consumer Incentives, Billings, Gross Profit, Adjusted Contribution, Net Loss, Adjusted EBITDA and Adjusted Net Loss reflect the effects of disposed businesses through the respective disposal dates. Refer to Note 3—Discontinued Operations to our consolidated financial statements for additional information regarding the divestiture of our Bridg business.
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

Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before interest expense, net; depreciation and amortization; stock-based compensation expense continuing operations; foreign currency loss (gain); loss on investment; gain on divestiture; change in contingent consideration and Income (loss) from discontinued operations and, in applicable periods, certain other income and expense items, such as impairment of goodwill and intangible assets; income tax benefit; gain on debt extinguishment; reduction in force and deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, impairment of goodwill and intangible assets and foreign currency loss (gain) are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate Adjusted EBITDA.
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
Adjusted Net Loss
We define Adjusted Net Loss as our Net Loss before stock-based compensation expense continuing operations; foreign currency loss (gain); loss on investment; gain on divestiture; change in contingent consideration; and Income (loss) from discontinued operations and, in applicable periods, certain other income and expense items, such as impairment of goodwill, gain on debt extinguishment and intangible assets, reduction in force and income tax benefit. We define Adjusted Net Loss per share as Adjusted Net Loss divided by our weighted-average common shares outstanding, diluted.
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
Results of Non-GAAP Measures
Billings

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Billings(1)	$58,146	$92,115	(33,969)	(37)
(1)Billings reflect the effects of disposed businesses through the respective disposal dates. Refer to Note 3—Discontinued Operations to our consolidated financial statements for additional information regarding the divestiture of our Bridg business.
During the three months ended March 31, 2026, Billings decreased by $34.0 million compared to the three months ended March 31, 2025, primarily driven by a $35.5 million decrease in net sales to existing marketers, partially offset by an increase of $1.5 million in sales to new marketers.
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

The following table presents a reconciliation of Billings to Revenue, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
in thousands	2026	2025
Revenue(1)	$34,319	$56,435
Plus:
Consumer Incentives	23,827	35,680
Billings(1)	$58,146	$92,115
(1)Revenue and Billings reflect the effects of disposed businesses through the respective disposal dates. Refer to Note 3—Discontinued Operations to our consolidated financial statements for additional information regarding the divestiture of the Bridg business.
Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
in thousands	2026	2025
Revenue(1)	$34,319	$56,435
Minus:
Partner Share and other third-party costs(1)	14,597	29,104
Delivery costs(1)(2)	2,581	5,786
Gross Profit(1)	17,141	21,545
Plus:
Delivery costs(1)(2)	2,581	5,786
Adjusted Contribution(1)	$19,722	$27,331
(1)Revenue, Partner Share and other third-party costs, Delivery costs, Gross Profit and Adjusted Contribution reflect the effects of disposed businesses through the respective disposal dates. Refer to Note 3—Discontinued Operations to our consolidated financial statements for additional information regarding the divestiture of the Bridg business.
(2)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.3 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively.
Adjusted EBITDA
The following table presents a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure:

	Three Months Ended March 31,
in thousands	2026	2025
Net Loss	$(4,480)	$(13,282)
Plus:
Interest expense, net	2,533	1,830
Depreciation and amortization	3,943	4,347
Stock-based compensation expense continuing operations	4,561	7,939
Foreign currency loss (gain)	1,706	(2,627)
Loss on investment	1,285	—
Gain on divestiture	—	(5,350)
Change in contingent consideration	—	60
(Income) loss from discontinued operations	(9,318)	2,964
Adjusted EBITDA	$230	$(4,119)

Adjusted Net Loss
The following table presents a reconciliation of Adjusted Net Loss to Net Loss, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
in thousands	2026	2025
Net Loss	$(4,480)	$(13,282)
Plus:
Stock-based compensation expense continuing operations	4,561	7,939
Foreign currency loss (gain)	1,706	(2,627)
Loss on investment	1,285	—
Gain on divestiture	—	(5,350)
Change in contingent consideration	—	60
(Income) loss from discontinued operations	(9,318)	2,964
Adjusted Net Loss	$(6,246)	$(10,296)
Weighted-average number of shares of common stock used in computing Adjusted Net Income (Loss) per share:
Weighted-average common shares outstanding, diluted	54,896	51,863
Adjusted Net Income (Loss) per share, diluted	$(0.11)	$(0.20)
Free Cash Flow
The following is a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended March 31,
in thousands	2026	2025
Net cash used in operating activities	$(5,642)	$(6,706)
Plus:
Acquisition of property and equipment	(28)	(119)
Capitalized software development costs	(2,276)	(3,984)
Free Cash Flow	$(7,946)	$(10,809)
Components of Results of Operations
Revenue
We sell our Cardlytics platform solution by entering into agreements directly with marketers or their marketing agencies, generally through the execution of insertion orders. The insertion orders state the terms of the arrangement, the negotiated fee, payment terms and the fixed period of time of the campaign. We generally invoice marketers monthly based on the qualifying purchases of our partners' customers as reported by our partners during the month or based on the engagement of our partners' customers with our offers during the month. We report our Revenue net of Consumer Incentives and gross of Partner Share and other third-party costs. The Bridg platform generated Revenue through the sale of subscriptions to our cloud-based customer-data platform and the delivery of professional services, such as implementation, onboarding and technical support in connection with each subscription. We recognize subscription Revenue on a ratable basis over the contract term beginning on the date that our service is made available to the customer.
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
Divestiture costs
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
Loss on Investment
Loss on Investment consists primarily of the gain recorded in connection with the decommission of the Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC on February 28, 2025. In connection with the decommission, we recorded a loss on investment due to the derecognition of the wallet liability associated with the Dosh app.
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

Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Revenue	$34,319	$56,435
Costs and expenses:
Partner Share and other third-party costs	14,597	29,104
Delivery costs	2,581	5,786
Sales and marketing expense	6,761	10,382
Research and development expense	6,430	10,278
General and administrative expense	8,281	12,943
Change in contingent consideration	—	60
Gain on divestiture	—	(5,350)
Depreciation and amortization expense	3,943	4,347
Total costs and expenses	42,593	67,550
Operating loss	(8,274)	(11,115)
Other income (expense):
Interest expense, net	(2,533)	(1,830)
Loss on investment	(1,285)	—
Foreign currency (loss) gain	(1,706)	2,627
Total other income (expense)	(5,524)	797
Loss before income taxes from continuing operations	(13,798)	(10,318)
Income tax benefit	—	—
Loss from continuing operations	(13,798)	(10,318)
Income (loss) from discontinued operations	9,318	(2,964)
Net loss	$(4,480)	$(13,282)
Comparison of Three Months Ended March 31, 2026 and 2025
Divestitures and Presentation
As a result of the closing of the Bridg Sale, we analyzed quantitative and qualitative factors relevant to the Bridg disposal group and determined that the accounting criteria to be classified as held for sale and a discontinued operation were met during the three months ended March 31, 2026. Accordingly, the operating results of the Bridg business have been reflected as discontinued operations for all periods presented.
Revenue

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Billings	$58,146	$92,115	$(33,969)	(37)%
Consumer Incentives	23,827	35,680	(11,853)	(33)%
Revenue	$34,319	$56,435	$(22,116)	(39)%
% of Billings	59%	61%
The $22.1 million decrease in Revenue during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was comprised of a $34.0 million decrease in Billings and a $11.9 million decrease in Consumer Incentives. Consumer Incentives decreased at a lower rate than Billings during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to strategic decisions to drive incremental performance for our advertisers as well as optimization of our network.

Costs and Expenses
Partner Share and Other Third-Party Costs

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Partner Share and other third-party costs	$14,597	$29,104	$(14,507)	(50)%
% of Revenue	43%	52%
Partner Share and other third-party costs decreased by $14.5 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by lower top line billings and changes in Partner mix.
Delivery Costs

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Delivery costs excluding stock-based compensation expense	$2,313	$5,313	$(3,000)	(56)%
Plus:
Stock-based compensation expense	268	473	(205)	(43)
Total delivery costs	$2,581	$5,786	$(3,205)	(55)%
% of Revenue	8%	10%
Total delivery costs decreased by $3.2 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Delivery costs excluding stock-based compensation decreased by $3.0 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by a decrease of $1.3 million in staff expense and $1.7 million in data storage expense.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Sales and marketing expense excluding stock-based compensation expense	$6,053	$8,777	$(2,724)	(31)%
Plus:
Stock-based compensation expense	708	1,605	(897)	(56)
Total sales and marketing expense	$6,761	$10,382	$(3,621)	(35)%
% of Revenue	20%	18%
Total sales and marketing expense decreased by $3.6 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Sales and marketing expenses excluding stock-based compensation decreased by $2.7 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a decrease of $2.6 million in staff expenses and $0.1 million in marketing expense.

Research and Development Expense

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Research and development expense excluding stock-based compensation expense	$4,437	$7,479	$(3,042)	(41)%
Plus:
Stock-based compensation expense	1,993	2,799	(806)	(29)
Total research and development expense	$6,430	$10,278	$(3,848)	(37)%
% of Revenue	19%	18%
Total research and development expense decreased by $3.8 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Research and development expenses excluding stock-based compensation decreased by $3.0 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decrease of $2.4 million in staff expenses, $0.4 million in data storage and software license expense, $0.1 million in professional fees, and $0.1 million in facilities and travel expense.
General and Administrative Expense

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
General and administrative expense excluding stock-based compensation expense	$6,689	$9,881	$(3,192)	(32)%
Plus:
Stock-based compensation expense	1,592	3,062	(1,470)	(48)
Total general and administrative expense	$8,281	$12,943	$(4,662)	(36)%
% of Revenue	24%	23%
Total general and administrative expense decreased by $4.7 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. General and administrative expense excluding stock-based compensation decreased by $3.2 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to reductions of $1.2 million in staff expenses, $0.5 million in other administration fees, $0.4 million in professional fees, $0.3 million in facilities expense, $0.3 million in franchise and usage taxes, $0.3 million in software licenses and data storage, $0.2 million in travel and entertainment expense.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations:

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Delivery costs	$268	$473	$(205)	(43)%
Sales and marketing expense	708	1,605	(897)	(56)
Research and development expense	1,993	2,799	(806)	(29)
General and administrative expense	1,592	3,062	(1,470)	(48)
Total stock-based compensation expense	$4,828	$8,694	$(3,866)	(44)%
% of Revenue	14%	15%
Stock-based compensation expense decreased by $3.9 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by the Bridg Sale on March 24, 2026. Refer to Note 3—Discontinued Operations to our condensed consolidated financial statements for additional information regarding the divestiture of our Bridg business.

Change in contingent consideration

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Change in contingent consideration	$—	$60	$(60)	(100)
% of Revenue	—%	—%
During the three months ended March 31, 2025 we realized an expense of $0.1 million primarily due to the change in value of contingent consideration to the former Bridg shareholders. Refer to Note 9—Fair Value Measurements to our consolidated financial statements for additional information regarding the contingent consideration.
Divestiture costs

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Divestiture costs	$—	$(5,350)	$5,350	n/a
% of Revenue	—%	(9)%
During the three months ended March 31, 2025, we realized an expense of $5.4 million primarily due to the decommissioning of the Dosh app, a consumer facing cashback mobile application, operated by Dosh Holding LLC on February 28, 2025. Refer to Note 1—Overview of Business and Basis of Presentation for more information.
Depreciation and Amortization Expense

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Depreciation and amortization expense	$3,943	$4,347	$(404)	(9)%
% of Revenue	11%	8%
Depreciation and amortization expense decreased by $0.4 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decrease in fixed assets.
Interest Expense, Net

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Interest expense	$(2,796)	$(2,376)	$(420)	18%
Interest income	263	546	(283)	(52)
Interest expense, net	$(2,533)	$(1,830)	$(703)	38%
% of Revenue	(7)%	(3)%
Interest expense, net increased by $0.7 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in interest expense due to the draw down on our 2018 Line of Credit, partially offset by an increase in interest income associated with the approval of the second quarter 2021 employee retention tax credit.
Foreign Currency (Loss) Gain

	Three Months Ended March 31,		Change
in thousands	2026	2025	$	%
Foreign currency (loss) gain	$(1,706)	$2,627	$(4,333)	n/a
% of Revenue	(5)%	5%
Foreign currency (loss) gain was a loss of $1.7 million during the three months ended March 31, 2026 compared to a gain of $2.6 million during the three months ended March 31, 2025, primarily due to the change in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, working capital, accounts receivable and contract assets, net and unused available borrowings:

in thousands	March 31, 2026	December 31, 2025
Cash and cash equivalents	$35,673	$48,719
Working capital(1)	69,168	58,889
Accounts receivable and contract assets, net	63,076	82,458
Unused available borrowings(2)	26,056	8,458
(1)We define working capital as current assets less current liabilities. See our condensed consolidated financial statements for further details regarding our current assets and current liabilities.
(2)As part of our amended and restated Loan and Security Agreement, we are required to maintain a minimum unrestricted cash of $20.0 million in demand deposit accounts.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts and demand deposit accounts. As of March 31, 2026, our money market account earned approximately a 4.1% annual rate of interest. As of March 31, 2026, $5.0 million of our cash and cash equivalents were in the United Kingdom. While our investment in Cardlytics U.K. Limited is not considered indefinitely invested, we do not have any current plans to repatriate these funds.
Subsequent to March 31, 2026, the Company liquidated its entire position in PAR common stock, 1,810,222 shares, for net cash proceeds of $23.0 million. Of these proceeds, $20.1 million was utilized to pay down the outstanding balance on our 2018 Line of Credit. As of April 2026, the Company had $15.0 million drawn on the facility with $26.1 million in remaining borrowing capacity.
Through March 31, 2026, we have incurred accumulated net losses of $1,408.5 million since inception, including net loss of $4.5 million for the three months ended March 31, 2026. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit.
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
Material Cash Requirements
In January 2024, we renewed a cloud hosting agreement guaranteeing aggregate spend to a cloud hosting provider of $17.0 million each year over a three-year period. During the second year of the agreement, we had $16.2 million of aggregated spend. As a result of the shortfall, we accrued $0.8 million within accrued expenses liability on our consolidated balance sheets as of December 31, 2025. During the three months ended March 31, 2026, we entered into a new five-year agreement which replaced the existing three-year agreement and remediated the shortfall from year two. As a result, we reversed the previously recognized $0.8 million expense. The new terms established a year-one guaranteed aggregate spend of $10.0 million, escalating by $0.5 million annually thereafter.

Sources of Funds
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
In April 2024, we repaid in full $30.0 million of the principal balance of the 2018 Line of Credit. Interest on advances under the 2018 Line of Credit bore an interest rate equal to the prime rate plus 0.25%. During the three months ended March 31, 2025, we incurred approximately $0.7 million of interest expense associated with the 2018 Loan Facility. In addition, we are required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment.
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
As of March 31, 2026, we had net borrowings of $35.1 million under the 2018 Line of Credit, which includes a repayment of $10.0 million on February 25, 2026 and a drawdown of $5.0 million on March 30, 2026. Subsequent to March 31, 2026, we repaid $20.1 million on April 7, 2026 under the 2018 Line of Credit. As of April 2026, we had $26.1 million of unused available borrowings under our 2018 Line of Credit.
During the three months ended March 31, 2026 and 2025, we incurred $0.6 million and $0.1 million of interest expense associated with the 2018 Loan Facility, respectively. We believe we are in compliance with all financial covenants as of March 31, 2026.
In April 2026, we amended our 2018 Loan Facility which lowered our required minimum of unrestricted cash from $25.0 million to $20.0 million in the demand deposit accounts.

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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
in thousands	2026	2025
Cash and cash equivalents — Beginning of period	$48,719	$65,594
Net cash used in operating activities	(5,642)	(6,706)
Net cash used in investing activities	(2,304)	(3,903)
Net cash used in financing activities	(5,022)	(3,034)
Effect of exchange rates on cash and cash equivalents	(78)	95
Cash and cash equivalents — End of period	$35,673	$52,046
Operating Activities
Operating activities used $5.6 million of cash during the three months ended March 31, 2026, which reflected our Net Loss of $4.5 million, including $1.3 million of non-cash charges, offset by a $0.1 million change in our net operating assets and liabilities. The non-cash charges primarily related to stock-based compensation expense, depreciation and amortization expense, amortization of right-of-use assets, amortization of financing costs charged to interest expense, credit losses expense, divestiture costs and impairment of goodwill and intangible assets. The change in our net operating assets and liabilities was primarily due to a $11.6 million decrease in our Consumer Incentive liability, a $7.2 million decrease in Partner Share liability, a $0.2 million decrease in accounts payable and a $0.6 million decrease in other accrued expense, partially offset by a $18.3 million decrease in accounts receivable and a $0.2 million increase in prepaid expenses and other assets. These fluctuations are primarily driven by the quarterly seasonality of our business.
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
Investing Activities
Investing activities used $2.3 million and $3.9 million of cash during the three months ended March 31, 2026 and 2025, respectively. Our investing cash flows during the three months ended March 31, 2026 and 2025 primarily consisted of funds used for the purchases of technology hardware and capitalization of costs to develop internal-use software.
Financing Activities
Financing activities used $5.0 million of cash during the three months ended March 31, 2026, which consisted of cash paid against the 2018 Line of Credit.
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
Therefore, we consider these to be our critical accounting policies and estimates. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate of the prime rate of 7.50% plus 0.125%. As of March 31, 2026, the prime rate was 7.50% and a 10% increase in the current prime rate would, for example, result in a $0.5 million annual increase in interest expense if the maximum amount under the 2018 Line of Credit was outstanding for an entire year. The 2024 Convertible Senior Notes bears an interest rate of 4.25%.
Foreign Currency Exchange Risk
Both Revenue and operating expense of Cardlytics U.K. Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either Revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during the three months ended March 31, 2026 and 2025, our Revenue would have decreased by $2.0 million and $0.6 million, respectively. The overall impact to net loss would be partially mitigated by decreases in operating expense of $0.7 million in the three months ended March 31, 2026 and 2025.
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
Our revenue decreased 39.2% to $34.3 million in three months ended March 31, 2026 from $56.4 million during the three months ended March 31, 2025. Our billings decreased 36.9% to $58.1 million during the three months ended March 31, 2026 from $92.1 million in three months ended March 31, 2025. We may not be able to achieve or maintain year-over-year billings growth and may not see revenue growth in the near term or at all, and you should not consider our revenue and billings growth in any specific historical periods as indicative of our future performance. Our revenue and billings may be negatively impacted in future periods due to a number of factors, including, but not limited to, slowing demand for our solutions, increasing competition, decreasing growth of our overall market, inflationary pressure, our inability to engage and retain a sufficient number of marketers or partners, or our failure, for any reason, to capitalize on growth opportunities. If we are unable to maintain consistent revenue or achieve or maintain revenue growth or billings growth, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We are dependent upon the Cardlytics platform.
The majority of our revenue and billings during the three months ended March 31, 2026 and 2025 were derived from sales of advertising via the Cardlytics platform. Following the closing of our sale of the Bridg business, our revenue and billings will be solely derived from the Cardlytics platform. Accordingly, our operating results could suffer due to:
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
During the three months ended March 31, 2026 and 2025, our top three FI partners combined to account for over 88% and 80% respectively, of the total Partner Share we paid to all partners for each period, with the top two FI partners representing over 70% for each period.
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
Our FI partners have the ability to restrict us from publishing offers for certain marketers on their channels. These restrictions have impacted and may continue to impact our ability to grow marketing budgets for selected advertisers.
In April 2025, we received a written non-renewal notice from Bank of America, previously one of our top three FI partners, with respect to our services agreements by which we published offers to Bank of America's customers. As a result, these agreements expired pursuant to their terms as of July 31, 2025, provided that Bank of America requested that we continue to provide uninterrupted operations under the services agreements for 180 days thereafter, i.e., through January 27, 2026, which period was extended to February 16, 2026, at which point our relationship with Bank of America ended.
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
Our revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the three months ended March 31, 2026 and 2025, our top five marketers accounted for 26% and 19% of our Revenue, respectively, with no marketer accounting for over 10%. As of March 31, 2026 and 2025, our top five marketers accounted for 26% and 17% of our accounts receivable, respectively, with one marketer accounting for over 10% during the three months ended March 31, 2026.
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
We have incurred annual net losses since inception and expect to incur net losses in certain periods in the future. During the three months ended March 31, 2026 and 2025, our net loss was $4.5 million and $13.3 million, respectively. We had an accumulated deficit of $1,408.5 million as of March 31, 2026. We have never achieved net income on an annual basis, and we do not know if we will be able to achieve or sustain net income. We plan to continue to invest in our research and development and sales and marketing efforts, and we anticipate that our operating expenses will continue to increase as we scale our business and expand our operations. Our general and administrative expenses may increase as a result of our growth as well. Our ability to achieve and sustain net income is based on numerous factors, many of which are beyond our control. We may never be able to generate sufficient revenue to achieve or sustain net income.
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
As of March 31, 2026, we had 224 full-time employees. We may further expand our overall headcount and operations, with no assurance that we will be able to do so while effectively maintaining our corporate culture. We believe our corporate culture is one of our fundamental strengths as it enables us to attract and retain top talent and deliver superior results for our customers. As we grow, change and integrate acquired businesses and their employees, we may find it difficult to preserve our corporate culture, which could reduce our ability to innovate and operate effectively. In turn, the failure to preserve our culture could negatively affect our ability to attract, recruit, integrate and retain employees, continue to perform at current levels and effectively execute our business strategy. Additionally, available share count, at current market price, may limit our ability to attract and retain key talent as a part of our equity compensation.

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
During the three months ended March 31, 2026 and 2025, we derived 17.4% and 8.9%, respectively, of our revenue from outside the U.S. While substantially all of our operations are located in the U.S., we have offices in the U.K. and Taiwan and may continue to expand our international operations as part of our growth strategy. Our ability to convince marketers to expand their use of our solutions or renew their agreements with us is directly correlated to our direct engagement with such marketers or their agencies. To the extent that we are unable to engage with non-U.S. marketers and agencies effectively with our limited sales force capacity, we may be unable to grow sales to existing marketers to the same degree we have experienced in the U.S.
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
Portions of our net operating loss ("NOL") carry-forwards could expire unused and be unavailable to offset future tax liabilities because of their limited duration or because of restrictions under U.S. tax law. As of December 31, 2025 and 2024, we had U.S. aggregate federal and state NOLs of $990.7 million and $900.7 million, respectively. Our federal NOLs generated in tax years beginning before January 1, 2018, are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carry-forwards in a taxable year is limited to 80% of taxable income in such year.

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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. The U.S. government has enacted legislation, commonly referred to as the One Big Beautiful Bill Act, that along with other recent U.S. federal tax reform, has resulted in significant changes to the taxation of business entities including, among other changes, the imposition of minimum taxes and excise taxes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. It is uncertain if and to what extent various states will conform to federal tax legislation. The impact of such changes or any future legislation could affect our U.S. tax expense and could have a material adverse impact on our business and financial condition.
We may not achieve the anticipated benefits of the Bridg Sale.
For the year ended December 31, 2025, revenue from the Bridg platform accounted for approximately 9% of our total revenue. We expect to continue to focus our resources, capital, and management attention towards expanding the core Cardlytics platform. As a result, our operational and financial profile will change following the completion of the Bridg Sale, and our exposure to the risks inherent in our remaining business will increase. The Bridg Sale may result in changes to our business and growth strategies and our organizational structure, which could be disruptive to our business operations. There can no assurance that the consideration we received in connection with the Bridg Sale will exceed the revenue that the Bridg platform may have contributed to our business.
Further, we may be required to pay an amount to PAR pursuant to the Purchase Agreement entered into in connection with the Bridg Sale, which provides for a potential post-closing adjustment to the purchase price paid by PAR in the event that deferred revenue received by us prior to the Closing Date exceeds our good-faith estimate made prior to the Closing Date. We have also agreed to retain all liabilities for pre-closing operations of the Bridg business. Any requirement to spend our resources in connection with a post-closing adjustment to the purchase price or pursuant to any retained liabilities may harm our business, results of operations and financial condition.
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
In April 2024, we issued $172.5 million principal amount of our 4.25% Convertible Senior Notes due in 2029 (the "2024 Convertible Senior Notes"). The interest rate for the 2024 Convertible Senior Notes is fixed at 4.25% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. Additionally, as of March 31, 2026, we had net borrowings of $35.1 million against the 2018 Line of Credit. Borrowings under our 2018 Line of Credit bear an interest rate equal to the prime rate plus 0.125%.

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
Our Bridg business relied on the acquisition and sale of personal data, including data obtained from third-party data suppliers. The acquisition and sale of personal data from or to third parties has become subject to increased regulatory scrutiny. For example, some data suppliers are required to register as data brokers under various laws which exposes them to increased scrutiny. As an example, California's Delete Act requires data brokers to honor single, verifiable requests from California consumers to delete all of their personal information held by all registered data brokers and their service providers. These laws also require additional compliance efforts (such as providing notices, obtaining consents, or establishing a valid legal basis for the relevant data processing activity). Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. Obtaining and selling personal data carries risk to us. These challenges may make it so difficult for us and our suppliers to provide the data and the costs associated with the data materially increase or may materially decrease the availability of data that we or our data suppliers can provide.
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

As of the date of filing, we had seventeen issued patents relating to our software. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringements. We have registered the "Cardlytics" and "Rippl" names and logos in the U.S. and certain other countries. We have registrations and/or pending applications for additional marks in the U.S. and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open-source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering in February 2018 at a price of $13.00 per share, our stock price has ranged from an intraday low of $0.79 to an intraday high of $161.47 through May 7, 2026. Factors that may affect the market price of our common stock include:
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
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
None.
Recent Issuances of Unregistered Securities
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Asset Purchase Agreement among Cardlytics, Inc., PAR Technology Corporation and DB SUB, LLC, dated as of January 23, 2026	10-K	001-38386	10.37	March 4, 2026
10.2	Non-Employee Director Compensation Plan, As Amended and restated February 17, 2026	10-K	001-38386	10.35	March 4, 2026
10.3+^	Letter Agreement, by and between Cardlytics, Inc. and Amit Gupta, dated as of March 18, 2026					X
10.4	Consent and Fifth Amendment to Amended and Restated Loan and Security Agreement	10-K	001-38386	10.40	March 4, 2026
10.5#	Consent and Sixth Amendment to Amended and Restated Loan and Security Agreement					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	Inline XBRL Taxonomy Schema with Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
# Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the Company has determined that the information is both not material and is the type that the Company treats as private or confidential. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of the exhibit.
+ Indicates management contract or compensatory plan.
^ Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because the registrant has determined that the omitted information is (i) not material and (ii) the type of information that the Company customarily and actually treats as private and confidential.
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

Cardlytics, Inc.

Date:	May 7, 2026	By:	/s/ Amit Gupta
Amit Gupta
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ David Evans
David Evans
Chief Financial Officer (Principal Financial and Accounting Officer)