Form 10-Q
period 2026-06-30
Cardlytics, Inc.
filed 2026-08-05
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, there were 5,888,716 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$36,882	$58,041	$71,201	$114,476
Costs and expenses:
Partner Share and other third-party costs	15,614	26,721	30,211	55,825
Delivery costs	2,648	5,356	5,229	11,142
Sales and marketing expense	6,605	8,943	13,366	19,324
Research and development expense	5,540	9,867	11,970	20,145
General and administrative expense	7,855	12,238	16,136	25,181
Change in contingent consideration	—	42	—	102
Loss (gain) on divestiture	—	200	—	(5,150)
Depreciation and amortization expense	4,061	4,243	8,004	8,591
Total costs and expenses	42,323	67,610	84,916	135,160
Operating loss	(5,441)	(9,569)	(13,715)	(20,684)
Other (expense) income:
Interest expense, net	(2,281)	(1,943)	(4,814)	(3,773)
Loss on investments	(1,102)	—	(2,387)	—
Foreign currency gain (loss)	165	5,449	(1,541)	8,076
Total other (expense) income	(3,218)	3,506	(8,742)	4,303
Loss before income taxes from continuing operations	(8,659)	(6,063)	(22,457)	(16,381)
Income tax benefit	—	—	—	—
Loss from continuing operations	(8,659)	(6,063)	(22,457)	(16,381)
(Loss) income from discontinued operations	(6,217)	(3,220)	3,101	(6,184)
Net loss	$(14,876)	$(9,283)	$(19,356)	$(22,565)
Net (loss) income per share, basic and diluted(1):
Continuing operations	$(1.50)	$(1.15)	$(3.99)	$(3.13)
Discontinued operations	$(1.08)	$(0.61)	$0.55	$(1.18)
Weighted-average common shares outstanding, basic and diluted	5,759	5,275	5,625	5,230
(1)The weighted-average shares outstanding attributable to common stockholders and net loss per share attributable to common stockholders have been adjusted for the prior periods presented to reflect the one-for-ten reverse stock split effected on June 5, 2026. See Note 2 -Significant Accounting Policies and Recent Accounting Standards for more information.
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(14,876)	$(9,283)	$(19,356)	$(22,565)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(144)	(4,874)	1,320	(7,229)
Total comprehensive loss	$(15,020)	$(14,157)	$(18,036)	$(29,794)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$28,039	$48,719
Accounts receivable and contract assets, net	67,644	82,458
Other receivables	2,855	2,474
Prepaid expenses and other assets	2,533	3,213
Current assets of discontinued operations	—	415
Total current assets	101,071	137,279
Long-term assets:
Property and equipment, net	1,617	1,931
Right-of-use assets under operating leases, net	4,096	4,723
Goodwill	110,305	110,305
Capitalized software development costs, net	16,577	19,005
Other long-term assets, net	1,119	1,235
Noncurrent assets of discontinued operations	—	11,163
Total assets	$234,785	$285,641
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,245	$2,655
Accrued liabilities:
Accrued compensation	4,828	6,038
Accrued expenses	12,320	7,125
Partner Share liability	18,503	24,792
Consumer Incentive liability	21,812	32,144
Deferred revenue and other liabilities	2,194	2,541
Current operating lease liabilities	1,448	1,438
Current liabilities of discontinued operations	—	1,657
Total current liabilities	$62,350	$78,390
Long-term liabilities:
Convertible senior notes, net	$169,411	$168,850
Lines of credit	15,000	40,070
Long-term operating lease liabilities	4,028	4,748
Long-term liabilities of discontinued operations	—	91
Total liabilities	$250,789	$292,149
Stockholders’ deficit:
Common stock, $0.0001 par value—10,000 shares authorized and 5,808 and 5,451 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.(1)	$10	$10
Additional paid-in capital	1,408,082	1,399,542
Accumulated other comprehensive loss	(676)	(1,996)
Accumulated deficit	(1,423,420)	(1,404,064)
Total stockholders’ deficit	(16,004)	(6,508)
Total liabilities and stockholders’ deficit	$234,785	$285,641
(1)The number of shares of common stock has been adjusted for the prior period presented to reflect the one-for-ten reverse stock split effected on June 5, 2026. See Note 2 -Significant Accounting Policies and Recent Accounting Standards for more information.
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(19,356)	$(22,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	771	1,833
Depreciation and amortization	8,479	12,566
Amortization of financing costs charged to interest expense	657	804
Amortization of right-of-use assets	630	1,274
Gain on divestiture	(13,858)	(5,150)
Stock-based compensation expense	7,183	16,195
Change in contingent consideration	—	102
Loss on investments	2,387	—
Other non-cash expense (income), net	1,583	(8,076)
Change in operating assets and liabilities:
Accounts receivable and contracts assets, net	13,217	10,165
Prepaid expenses and other assets	570	(1,625)
Accounts payable	(2,164)	(1,837)
Other accrued expenses	2,258	920
Partner Share liability	(6,278)	(5,913)
Consumer Incentive liability	(10,318)	(4,174)
Net cash used in operating activities	(14,239)	(5,481)
Investing activities
Acquisition of property and equipment	(30)	(441)
Capitalized software development costs	(4,379)	(8,320)
Proceeds from sale of marketable securities, net	23,029	—
Proceeds from divestitures, net of cash divested	—	200
Net cash provided by (used in) investing activities	18,620	(8,561)
Financing activities
Proceeds from issuance of debt	5,000	—
Settlement of contingent consideration	—	(5,000)
Principal payment of debt	(30,070)	—
Debt issuance costs	(30)	(93)
Net cash used in financing activities	(25,100)	(5,093)
Effect of exchange rates on cash and cash equivalents	39	286
Net decrease in cash and cash equivalents	(20,680)	(18,849)
Cash and cash equivalents — Beginning of period	48,719	65,594
Cash and cash equivalents — End of period	$28,039	$46,745

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,578	$3,941
Amounts accrued for capitalized software development costs	$36	$134

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(Amounts in thousands)

Six Months Ended June 30, 2026:

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock(1)
	Shares	Amount
Balance – December 31, 2025	5,451	$10	$1,399,542	$(1,996)	$(1,404,064)	$(6,508)
Stock-based compensation	—	—	8,474	—	—	8,474
Settlement of restricted stock	345	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	12	—	66	—	—	66
Other comprehensive income	—	—	—	1,320	—	1,320
Net loss	—	—	—	—	(19,356)	(19,356)
Balance – June 30, 2026	5,808	$10	$1,408,082	$(676)	$(1,423,420)	$(16,004)

Three Months Ended June 30, 2026:

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock(1)
	Shares	Amount
Balance – March 31, 2026	5,507	$10	$1,405,063	$(532)	$(1,408,544)	$(4,003)
Stock-based compensation	—	—	2,953	—	—	2,953
Settlement of restricted stock	289	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	12	—	66	—	—	66
Other comprehensive loss	—	—	—	(144)	—	(144)
Net loss	—	—	—	—	(14,876)	(14,876)
Balance – June 30, 2026	5,808	$10	$1,408,082	$(676)	$(1,423,420)	$(16,004)

(1)The number of shares of common stock has been adjusted for the prior period presented to reflect the one-for-ten reverse stock split effected on June 5, 2026. See Note 2 -Significant Accounting Policies and Recent Accounting Standards for more information.

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(Amounts in thousands)

Six Months Ended June 30, 2025:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock(1)
	Shares	Amount
Balance – December 31, 2024	5,126	$10	$1,366,958	$3,601	$(1,300,576)	$69,993
Stock-based compensation	—	—	18,060	—	—	18,060
Settlement of restricted stock	147	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	26	—	447	—	—	447
Other comprehensive loss	—	—	—	(7,229)	—	(7,229)
Net loss	—	—	—	—	(22,565)	(22,565)
Balance – June 30, 2025	5,299	$10	$1,385,465	$(3,628)	$(1,323,141)	$58,706

Three Months Ended June 30, 2025:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock(1)
	Shares	Amount
Balance – March 31, 2025	5,218	$10	$1,376,692	$1,246	$(1,313,858)	$64,090
Stock-based compensation	—	—	8,326	—	—	8,326
Settlement of restricted stock	55	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	26	—	447	—	—	447
Other comprehensive loss	—	—	—	(4,874)	—	(4,874)
Net loss	—	—	—	—	(9,283)	(9,283)
Balance – June 30, 2025	5,299	$10	$1,385,465	$(3,628)	$(1,323,141)	$58,706

(1)The number of shares of common stock has been adjusted for the prior period presented to reflect the one-for-ten reverse stock split effected on June 5, 2026. See Note 2 -Significant Accounting Policies and Recent Accounting Standards for more information.

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION
Cardlytics, Inc., a Delaware corporation formed on June 26, 2008, (together with its consolidated subsidiaries "we," "our," "us," the "Company," or "Cardlytics"), operates a purchase intelligence platform that transforms transaction data into targeted, personalized offers and rewards for consumer brands, delivered through a banking and commerce platform in the United States and United Kingdom. At the core of our platform is the financial media network that we operate within our partners' digital channels, which includes online and mobile applications (the "Cardlytics purchase intelligence platform"). The partners for the Cardlytics purchase intelligence platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale and measure the true incremental sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including everyday spend, specialty retail, restaurant, travel and entertainment. Using our transaction data and analytics, we enable marketers to reach potential customers across our network of FI partners through their digital banking accounts and present them relevant cash back offers when they are thinking about their finances.
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
Reverse Stock Split
Effective June 5, 2026, we effected (i) a 1-for-10 reverse stock split of our issued and outstanding common stock (the "Reverse Stock Split") and (ii) a corresponding reduction in the total number of authorized shares of common stock from 100,000,000 shares to 10,000,000 shares. As a result of the Reverse Stock Split, every ten shares of our issued and outstanding common stock were automatically combined into one share of common stock, without any change in the par value per share. No fractional shares were issued in connection with the Reverse Stock Split; stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof.
In accordance with ASC 260-10-55-12, all share and per share amounts in these condensed consolidated financial statements and the accompanying notes, including shares of common stock outstanding, weighted-average shares used to compute basic and diluted net loss per share, stock-based compensation awards, and earnings per share for all periods presented, have been retrospectively adjusted to reflect the Reverse Stock Split.
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
On March 24, 2026 (the “Closing Date”), we completed the Bridg Sale. Pursuant to the Purchase Agreement, on the Closing Date, PAR delivered to us 1,810,222 shares of common stock in PAR as consideration for the Bridg Sale.
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
As such, the results of Bridg business are presented as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities of Bridg business have been reflected as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets for all prior periods presented. We ceased depreciating and amortizing our long-lived assets for the Bridg business which primarily included acquired intangible assets, capitalized software, and right-of-use assets as of the held for sale date, during the three months ended March 31, 2026. Our condensed consolidated statements of cash flows includes cash flows from discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the condensed consolidated financial statements reflect only our continuing operations. Our Bridg business was historically presented as a reportable segment. For additional information related to the divestiture of Bridg see Note 3—Discontinued Operations.

The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, for the six months ended June 30, 2025, we recorded a gain on divestiture of $5.2 million primarily due to the derecognition of the wallet liability associated with the Dosh app within the condensed consolidated statement of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include revenue recognition, internal-use software development costs, stock-based compensation, allowance for doubtful accounts, valuation of long-lived assets, goodwill valuation, income tax including valuation allowance and contingencies. We base our estimates on historical experience and on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the Russia-Ukraine war and the Middle East conflict have contributed to rising energy costs and economic uncertainty globally. These conditions, together with higher inflation and tariff-driven price increases, may alter consumer buying behavior and reduce consumer discretionary spending. During periods of such economic uncertainty, businesses may reduce their advertising and marketing expenditures, which could negatively impact demand for our platform and our results of operations.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be impacted. For further discussion of the potential impacts of macroeconomic events on our business, financial condition and operating results, see the section titled "Risk Factors" in our Annual Report.
2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Significant Accounting Policies
As described in Note 1—Overview of Business and Basis of Presentation, our Bridg business met the criteria to be classified as a held for sale disposal group and a discontinued operation during the six months ended June 30, 2026. Also, as described in Note 1—Overview of Business and Basis of Presentation, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock effective June 5, 2026. All share and per share amounts have been retroactively adjusted for all periods presented to reflect the reverse stock split.
There have been no changes to our significant accounting policies other than assets held for sale, discontinued operations, reverse stock split, and the standards adopted below. These unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare our audited annual consolidated financial statements for the year ended December 31, 2025, and include, in the opinion of management, all adjustments, consisting of normal recurring items, necessary for the fair statement of the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-12, "Codification Improvements," which makes incremental improvements to the FASB Accounting Standards Codification® in response to stakeholder feedback. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted, and the amendments may generally be applied prospectively or retrospectively, depending on the specific amendment. We are currently evaluating the potential effects of ASU 2025-12 on our consolidated financial statements.
In November 2025, the FASB issued ASU 2025-11 titled "Interim Reporting (Topic 270): Narrow-Scope Improvements," which refines and reorganizes the guidance related to interim disclosure requirements and the application of Topic 270. The amendments in this update are effective for interim periods beginning January 1, 2028. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. We do not expect the adoption of ASU 2025-11 to have a material impact on our consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In May 2025, the FASB issued ASU 2025-05 titled "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which updates the guidance related to the measurement of expected credit losses for accounts receivable and contract assets. The amendments in this update are effective for annual periods beginning after December 15, 2025. We adopted ASU 2025-05 effective January 1, 2026. In connection with the adoption, we elected the practical expedient to assume that current conditions at the balance sheet date persist throughout the remaining life of the asset. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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
3.     DISCONTINUED OPERATIONS
Bridg Sale
As described in Note 1—Overview of Business and Basis of Presentation, our Bridg business met the criteria to be classified as a held for sale disposal group and a discontinued operation during the six months ended June 30, 2026.
Pursuant to the Purchase Agreement, on the Closing Date, PAR delivered to us 1,810,222 shares of common stock in PAR as consideration for the Bridg Sale. We recorded a gain on divestiture of $13.9 million for the six months ended June 30, 2026. We also recorded $2.0 million of divestiture costs for the six months ended June 30, 2026. The gain on divestiture and divestiture costs are presented as part of results of the discontinued operations. The results of operations for the Bridg business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. This business was historically presented as its own reportable segment.
During the six months ended June 30, 2026, we sold all 1,810,222 shares of common stock in PAR for cash proceeds of $23.0 million, net of fees, resulting in a total realized loss of $2.4 million, inclusive of $0.2 million in commission fees, which is recognized within Loss on investments in the accompanying condensed consolidated statements of operations.
The following table summarizes (loss) income from discontinued operations as presented in our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$5,208	$4,175	$10,671
Costs and expenses:
Partner Share and other third-party costs	—	382	589	728
Delivery costs	—	1,527	1,364	3,029
Sales and marketing expense	—	2,392	929	4,765
Research and development	—	1,428	552	2,856
General and administrative	5,530	667	8,990	1,502
Divestiture costs	2	—	2,033	—
Loss (gain) on divestiture	685	—	(13,858)	—
Depreciation and amortization expense	—	2,032	475	3,975
(Loss) income from discontinued operations	$(6,217)	$(3,220)	$3,101	$(6,184)

The following table summarizes assets and liabilities of discontinued operations as presented in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$—	$211
Other receivables	—	113
Other current assets	—	91
Current assets of discontinued operations	$—	$415

Property and equipment, net	—	94
Operating lease right-of-use assets	—	224
Intangible assets, net	—	5,553
Capitalized software development costs, net	—	5,209
Other long-term assets, net	—	83
Noncurrent assets of discontinued operations	$—	$11,163

Accounts payable	—	705
Accrued compensation	—	67
Accrued liabilities	—	600
Partner share liability	—	68
Deferred revenue	—	48
Current operating lease liabilities	—	169
Current liabilities of discontinued operations	$—	$1,657

Long-term deferred revenue	—	52
Long-term operating lease liabilities	—	39
Long-term liabilities of discontinued operations	$—	$91
The amounts presented above exclude Bridg’s cash, cash equivalents, and certain accounts receivable. As these assets were retained by the Company and not included in the divestiture, they have been excluded from the calculation of net assets divested in the transaction.
Bridg Acquired Intangibles
As described in Note 1—Overview of Business and Basis of Presentation, a business classified as held for sale is recorded at the lower of (i) its carrying amount and (ii) estimated fair value less costs to sell. When the carrying amount of the business exceeds its estimated fair value less costs to sell, a loss is recognized and updated each reporting period as appropriate. Assets held for sale are not further depreciated or amortized once such a determination is reached.
During the three months ended March 31, 2026, we assessed the Bridg disposal group for impairment and determined that the carrying value of the assets was not greater than the fair value as of the held for sale date. The fair value was determined using the agreed-upon sale price of the Bridg business less costs to sell. We ceased depreciating and amortizing our long-lived assets for Bridg which primarily included acquired intangibles, capitalized software, and right-of-use assets as of the held for sale date, during the three months ended March 31, 2026.
There was no amortization expense of acquired intangibles during the three months ended June 30, 2026, as the Bridg business was divested in the first quarter of 2026. Amortization expense of acquired intangibles during the three months ended June 30, 2025 was $1.5 million. During the six months ended June 30, 2026 and 2025, amortization expense of acquired intangibles was $0.3 million and $2.9 million, respectively.

Acquired intangible assets subject to amortization as of December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$49,873	$(45,055)	$4,818	1.5
Merchant relationships	21,930	(21,195)	735	0.4
Total other intangible assets	$71,803	$(66,250)	$5,553
Cash Flows
Cash flows related to discontinued operations are included in our condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025. The following table provides operating and investing cash flow information for our discontinued operation (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating activities
Depreciation and amortization	$475	$3,975
Stock-based compensation expense	$267	$1,649
Investing activities
Capitalized software development costs	$(356)	$(1,050)
Non-cash investing activities
Common stock as consideration for the Bridg Sale	$25,416	$—

4.     GOODWILL
Goodwill
Goodwill is tested annually for impairment, unless certain triggering events require an interim impairment analysis, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events and changes. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. As of June 30, 2026, the Bridg platform is considered a discontinued operation and therefore, is no longer a reporting unit. Our reporting units consist of the Cardlytics purchase intelligence platform in the U.S. (the "U.S. Cardlytics Purchase Intelligence Platform"), and the Cardlytics purchase intelligence platform in the U.K. There is no goodwill recorded within the Cardlytics purchase intelligence platform in the U.K.
The carrying amounts of goodwill as of June 30, 2026 were as follows (in thousands):

U.S. Cardlytics Purchase Intelligence Platform
Balance as of December 31, 2025	$110,305
Impairment charge	—
Balance as of June 30, 2026	$110,305
We have assessed the triggering event criteria, along with related conditions and developments, as of June 30, 2026. We continue to monitor our results and the price of our common stock in relation to goodwill impairment. Based on our qualitative analysis for the second quarter of 2026, we have determined that none of the conditions collectively constitute a triggering event. As such, we have determined that it is not more likely than not that the carrying values of our reporting units exceed their respective fair values, and an impairment test was not required as of June 30, 2026. However, the Cardlytics purchase intelligence platform in the U.S. is susceptible to future impairment risk, and future changes in assumptions or deterioration in market conditions could result in an impairment.

5.     REVENUE
The Cardlytics purchase intelligence platform
The Cardlytics purchase intelligence platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive (collectively, "Consumer Incentives") to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases. Leveraging our platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $28.6 million and $40.8 million during the three months ended June 30, 2026 and 2025, respectively. Consumer Incentives totaled $52.4 million and $76.5 million during the six months ended June 30, 2026 and 2025, respectively. We pay certain partners a negotiated and fixed percentage of our Billings to marketers less any Consumer Incentives that we pay to partners' customers and certain third-party data costs ("Partner Share"). Revenue on our condensed consolidated statements of operation is presented net of Consumer Incentives and gross of Partner Share.
The Cardlytics purchase intelligence platform has two different pricing models: (1) served based pricing and (2) engagement based pricing.
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
The following table summarizes Revenue from the Cardlytics purchase intelligence platform by pricing model (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Served based pricing	$11,819	$21,397	$21,881	$46,308
Engagement based pricing	23,872	35,893	46,843	66,572
Other Revenue(1)	1,191	751	2,477	1,596
Cardlytics Purchase Intelligence Platform Revenue	$36,882	$58,041	$71,201	$114,476
(1)Other Revenue during the three and six months ended June 30, 2026 and 2025 primarily includes pricing models that do not relate to served based pricing and engagement based pricing, which includes new pricing models that we are exploring and hosting fees that we charge our FI partners to support the costs required to host our services.

6.     LEASES
We have various non-cancellable operating leases for our office spaces with lease periods expiring between 2027 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	June 30, 2026	December 31, 2025
Operating lease assets	Right-of-use assets under operating leases, net	$4,096	$4,723
Total lease assets		$4,096	$4,723

Operating lease liabilities, current	Current operating lease liabilities	$1,448	$1,438
Operating lease liabilities, long-term	Long-term operating lease liabilities	4,028	4,748
Total lease liabilities		$5,476	$6,186
7.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Line of Credit	$15,000	$40,070
2024 Convertible Senior Notes, net	169,411	168,850
Total debt	$184,411	$208,920
Accrued interest is included within accrued expenses in our condensed consolidated balance sheet. As of June 30, 2026, we had accrued interest related to our 2024 Convertible Senior Notes (as defined below) of $1.8 million. As of December 31, 2025, we had accrued interest related to our 2024 Convertible Senior Notes and 2020 Convertible Senior Notes of $1.8 million.
During the three months ended June 30, 2026 and June 30, 2025, interest expense, net as reflected on the consolidated statements of operations consisted of interest expense of $2.5 million and $2.4 million, respectively, and interest income of $0.2 million and $0.4 million, respectively. During the six months ended June 30, 2026 and June 30, 2025, interest expense, net as reflected on the consolidated statements of operations consisted of interest expense of $5.3 million and $4.7 million, respectively, and interest income of $0.4 million and $1.0 million, respectively.
2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million principal amount of our 2024 Convertible Senior Notes in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of the 2024 Convertible Senior Notes. The net proceeds from this offering were $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expense payable by us. The 2024 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of April 1, 2024 (the "2024 Indenture"), between us and U.S. Bank Trust Company, National Association, as Trustee. The 2024 Convertible Senior Notes will accrue interest at a rate of 4.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2024 Convertible Senior Notes will mature on April 1, 2029, unless earlier converted or repurchased by us. Before January 2, 2029, noteholders will have the right to convert their 2024 Convertible Senior Notes only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of our common stock, exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the "measurement period") if the trading price per $1,000 principal amount of 2024 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the common stock, as described in the 2024 Indenture; and (iv) at any time from, and including, January 2, 2029 until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 5.5494 shares of common stock per $1,000 principal amount of 2024 Convertible Senior Notes, which represents an initial conversion price of approximately $180.20 per share of common stock. All share, per share, and stock price amounts in this note have been retrospectively adjusted to reflect the 1-for-10 reverse stock split. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a "Make-Whole Fundamental Change" (as defined in the 2024 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
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
The net carrying amount of the liability component of the 2024 Convertible Senior Notes is as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal	$172,500	$172,500
Minus:
Unamortized issuance costs	(3,089)	(3,650)
Net carrying amount	$169,411	$168,850

Interest expense recognized related to the 2024 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense (due in cash)	$1,833	$1,833	$3,666	$3,666
Amortization of debt issuance costs	281	281	561	561
Total interest expense related to the 2024 Convertible Senior Notes	$2,114	$2,114	$4,227	$4,227
Effective interest rate	4.90%	4.90%	4.90%	4.90%
2018 Loan Facility
We have a loan facility with Pacific Western Bank (as amended and restated from time to time, the "2018 Loan Facility") which provides for a revolving line of credit (the "2018 Line of Credit") with a maximum borrowing capacity of $60.0 million with an option to increase to $75.0 million upon syndication. Borrowings are limited to 85% of eligible U.S. accounts receivable and 30% of eligible U.K. accounts receivable. The facility matures on April 15, 2028 and bears interest at the prime rate plus 0.125%. We are also required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. The facility requires us to maintain a minimum level of Adjusted EBITDA and minimum unrestricted cash of $20.0 million in demand deposit accounts. In April 2026, we amended our 2018 Loan Facility to lower our required minimum of unrestricted cash from $25.0 million to $20.0 million in demand deposit accounts.
During the six months ended June 30, 2026, we had $5.0 million in borrowings and $30.1 million in repayments on the 2018 Line of Credit, including $20.1 million repaid in April 2026 using proceeds from the sale of PAR common stock, resulting in net repayments of $25.1 million. As of June 30, 2026, we had net borrowings of $15.0 million under the 2018 Line of Credit with $20.7 million of unused available borrowings.
During the three months ended June 30, 2026 and 2025, we incurred $0.3 million and $0.1 million of interest expense associated with the 2018 Loan Facility, respectively. During the six months ended June 30, 2026 and 2025, we incurred $0.9 million and $0.1 million of interest expense associated with the 2018 Loan Facility, respectively. We are in compliance with all financial covenants as of June 30, 2026.

Fair Value of Long-Term Debt
As of June 30, 2026 and December 31, 2025, our 2024 Convertible Senior Notes had a total carrying amount of $169.4 million and $168.9 million, and an estimated fair value of $70.2 million and $62.4 million, respectively. The estimated fair value of our 2024 Convertible Senior Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2024 Convertible Senior Notes in an over-the-counter market on the last business day of the period.

The fair value of borrowings under our 2018 Line of Credit approximated its carrying amount as of June 30, 2026 and December 31, 2025, due to its variable interest rate nature.

8.     STOCK-BASED COMPENSATION
Effective June 5, 2026, we effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts in this note have been retrospectively adjusted for all periods presented to reflect the reverse stock split. Refer to Note 1—Overview of Business and Basis of Presentation for further details.
On May 20, 2025, at the 2025 Annual Meeting our stockholders approved the 2025 Plan. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2025 Plan will not exceed 1,572,290 shares, which is the sum of (i) 1,000,000 new shares, (ii) the number of shares reserved, and remaining available for issuance, under our 2018 Equity Incentive Plan ("2018 Plan"), and (iii) the number of shares subject to stock options or other stock awards granted under our 2008 Stock Plan ("2008 Plan") or 2018 Plan that would have otherwise returned to our 2018 Plan (such as upon the expiration or termination of a stock award prior to vesting). The 2025 Plan was previously approved, subject to stockholder approval, by our Board of Directors. The 2025 Plan became effective immediately upon stockholder approval at the 2025 Annual Meeting.
The 2018 Plan became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Plan. Any awards granted under the 2008 Plan and the 2018 Plan remain subject to the terms of our 2008 Plan and 2018 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2025 Plan. As of June 30, 2026, there were 376,001 shares of our common stock reserved for issuance under our 2025 Plan.
On July 18, 2022, our Board of Directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board of Directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 150,000 shares of our Common Stock under the 2022 Inducement Plan. On January 18, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 35,000 shares of our common stock. On July 13, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 80,000 shares of our common stock. On November 6, 2024, our board of directors approved an amendment to the 2022 Inducement Plan to reserve an additional 250,000 shares of our common stock. As of June 30, 2026, there were 109,032 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Delivery costs	$106	$381	$374	$854
Sales and marketing expense	341	738	1,049	2,343
Research and development expense	384	2,933	2,377	5,733
General and administrative expense	1,524	2,554	3,116	5,616
Discontinued operations	—	895	267	1,649
Total stock-based compensation expense	$2,355	$7,501	$7,183	$16,195

The following discussion of our stock-based compensation awards includes awards related to continuing and discontinued operations.
During the six months ended June 30, 2026 and 2025, we capitalized $1.3 million and $1.9 million of stock-based compensation expense for software development, respectively.

Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2025	779	$31.50	0.76	$13,374
Granted	635	9.50
Vested	(344)	38.76
Forfeited	(154)	31.47
Unvested — June 30, 2026	916	$13.49	1.18	$7,671
Service-based RSUs
During the six months ended June 30, 2026, we granted 635,237 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to June 30, 2026, we granted 60,320 RSUs to employees, which have vesting periods ranging from two to four years. The unamortized stock-based compensation expense related to all RSUs granted subsequent to June 30, 2026 was $0.2 million.
Performance-based RSUs
In June 2025 and March 2025, we granted 44,250 and 9,563 PSUs, respectively, which will vest at the achievement of specific stock price hurdles for at least 20 consecutive trading days at market close between April 1, 2025 and April 1, 2028.
In July 2022, we granted 10,099 PSUs which included two tranches that vest on the achievement of specific Revenue-based performance metrics ("2022 Bridg PSUs"). During the three months ended September 30, 2025 and September 30, 2024, we reassessed the likelihood of achieving the first and second tranche of the 2022 Bridg PSUs, respectively, and concluded that the achievement of each is no longer probable. As a result of the change in estimate, we reversed the previously recognized cumulative expense associated with each grant as a benefit to stock-based compensation during the period in which we deemed it no longer probable. The 2022 Bridg PSU shares were forfeited with the Bridg Sale.
In March 2022 and August 2022, we granted 26,920 and 2,525 performance-based restricted stock units ("2022 PSUs"), respectively, consisting of three tranches. The first two tranches each represent 25% of the grant, and each vests upon the achievement of certain milestones related to the installation of our Ad Server at our FI partners. In December 2022, the compensation committee of our Board of Directors certified that the first tranche's milestone related to the installation of our Ad Server at our FI partners had been achieved, which resulted in the immediate vesting of the first tranche representing 25% of the grant. In January 2025, the compensation committee of our Board of Directors certified that the second tranche's milestone had been achieved, which resulted in the immediate vesting of the second tranche representing 25% of the grant. Fifty percent of the third tranche vests upon the achievement of a certain number of advertisers purchasing both the Cardlytics and Bridg platforms at a target incremental Billings amount over the 2021 Billings amount, and the remaining 50% of the tranche vests six months after this target is achieved. During the year ended December 31, 2024, we reassessed the likelihood of achieving the third tranche's milestones and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the third tranche of this grant as a benefit to stock-based compensation during the year ended December 31, 2024. The third tranche shares were forfeited with the Bridg Sale.
In September 2021, we granted 667 PSUs which have the same unmet revenue target vesting condition of the 2021 PSUs and 667 PSUs which have the same unmet different revenue target vesting condition of the 2021 PSUs as described below. As discussed below, we concluded that the achievement of the 2021 PSUs is no longer probable and have reversed the previously recognized cumulative expense in the respective period in which the 2021 PSUs were determined to no longer be achievable. As of April 1, 2025, the 2021 PSU was forfeited as the performance condition was not met during the performance period.

In April 2021, we granted 11,024 performance-based restricted stock units ("2021 PSUs") consisting of two tranches. The first tranche consists of 5,512 units that have a performance-based vesting condition based on a minimum Revenue target over a trailing 12-month period. The units in this first tranche fully vest upon achievement. The second tranche consists of 5,512 units with a performance-based vesting condition based on a different minimum Revenue target over a trailing 12-month period. Half of the units in the second tranche vest upon achievement and the remaining units vest six months after the achievement date, subject to continued service. Each performance-based vesting condition within the two tranches must be achieved within four years of the grant date and are subject to certification by the compensation committee of our Board of Directors. During the year-ended December 31, 2023, we reassessed the likelihood of achieving the 2021 PSUs performance-based vesting condition and concluded that the achievement is no longer probable. As a result of the change in estimate, we have reversed the previously recognized cumulative expense associated with the 2021 PSUs since the grant date as a benefit to stock-based compensation during the year ended December 31, 2023. On April 1, 2025, the 2021 PSUs were forfeited as the performance condition was not met during the performance period.
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
As of June 30, 2026, 100,168 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2028, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 50,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 50,000 shares on January 1, 2026. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the three months ended June 30, 2026, we issued 12,243 shares under the 2018 ESPP.
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
The fair value of our reporting units was classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. Refer to Note 4—Goodwill for further details.
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
Included in the fair value table are cash equivalents. Cash equivalents are comprised of money market funds, which approximates fair value at the balance sheet dates, due to the short period of time to maturity. The fair value of cash equivalents was as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$11,616	$—	$—	$11,616
Total cash equivalents at fair value	$11,616	$—	$—	$11,616

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$26,283	$—	$—	$26,283
Total cash equivalents at fair value	$26,283	$—	$—	$26,283
For disclosures regarding the estimated fair value of our long-term debt, see Note 7 — Debt and Financing Arrangements.

10.     COMMITMENTS AND CONTINGENCIES
Other Commitments
We lease property under non-cancelable operating lease agreements. Refer to Note 6—Leases for further details.
As of June 30, 2026, we had net borrowings of $15.0 million against the 2018 Line of Credit. As of June 30, 2026, the outstanding principal amount of the 2024 Convertible Senior Notes was $172.5 million bearing an interest rate of 4.25% due on April 1, 2029. Refer to Note 7—Debt and Financing Arrangements for further details.
In January 2024, we renewed a cloud hosting agreement guaranteeing aggregate spend to a cloud hosting provider of $17.0 million each year over a three-year period. During the second year of the agreement, we had $16.2 million of aggregated spend. As a result of the shortfall, we accrued $0.8 million within accrued expenses liability on our consolidated balance sheets as of December 31, 2025. During the six months ended June 30, 2026, we entered into a new five-year agreement which replaced the existing three-year agreement and remediated the shortfall from year two. The new terms establish a year-one guaranteed aggregate spend of $10.0 million, escalating by $0.5 million annually thereafter. As a result of entering into the new agreement, we reversed the previously recognized $0.8 million expense that had been accrued as of December 31, 2025.
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
Additionally, we have assumed certain indemnification agreements in conjunction with acquisitions with former directors and officers. As part of the Bridg acquisition, we assumed certain indemnification obligations of that company's officers.
During the three months ended June 30, 2026, we engaged in further negotiations with the officer in order to settle the indemnification obligation, specifically the allocated portion of the former officer's settlement with co-defendants of $5.3 million, and additional amounts of claimed attorney's fees by the former officer of $1.8 million. Based on the negotiations, we increased the accrual by $5.2 million, resulting in a total accrual of $5.3 million related to the settlement and $1.2 million for the attorney's fees as of June 30, 2026. We expect $4.0 million of this amount to be covered by the applicable D&O insurance policy. This obligation has been included within discontinued operations as it is directly attributable to the Bridg acquisition, which was divested in the first quarter of 2026. We will also continue to pay on-going attorney's fees that are covered by the indemnification agreement.
Pursuant to ASC 460, Guarantees, we have determined that the loss is both probable and estimable, representing the best estimate of the probable obligation. Based on the allocation to the former officer, the maximum potential exposure is $5.3 million, of which $4.0 million is expected to be covered by the applicable D&O insurance policy. We will recognize a corresponding insurance recovery asset once we have agreed on a final settlement amount with the insurance provider, in accordance with ASC 450-20.
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
11.     EARNINGS PER SHARE
Effective June 5, 2026, we effected a 1-for-10 reverse stock split of its common stock. All share and per share amounts in this note have been retrospectively adjusted for all periods presented to reflect the reverse stock split. Refer to Note 1—Overview of Business and Basis of Presentation for further details.
Diluted net loss per share is the same as basic net loss per share for the six months ended June 30, 2026 and 2025 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of June 30, 2026 and 2025 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	June 30,
	2026	2025
Common stock options	4	4
2020 Convertible Senior Notes	—	54
2024 Convertible Senior Notes	957	957
Unvested restricted stock units	916	726
Common stock issuable pursuant to the 2018 ESPP	13	23
12.     SEGMENTS
Segment information presented below is based on our Cardlytics purchase intelligence platform reportable segment. Refer to Note 3—Discontinued Operations for further discussion regarding the divestiture of our Bridg business.
As of June 30, 2026, we have two operating segments: the Cardlytics purchase intelligence platform in the U.S. and U.K, as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics purchase intelligence platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Adjusted Contribution. Our CODM uses Adjusted Contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. We view Adjusted Contribution as an important operating measure of our financial results. We believe that Adjusted Contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board of Directors. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs is also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies. Refer to Note 5—Revenue for further information.

The following tables provide information regarding the Cardlytics purchase intelligence platform reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cardlytics purchase intelligence platform
Revenue	$36,882	$58,041	$71,201	$114,476
Minus: Adjusted Partner Share	14,979	25,831	28,869	53,896
Minus: Other third-party costs(1)	635	890	1,342	1,929
Adjusted Contribution	$21,268	$31,320	$40,990	$58,651
(1)Other third-party costs above primarily represents media and data costs that we incur to support the Cardlytics purchase intelligence platform.
Adjusted Contribution
Adjusted Contribution measures the degree by which Revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted Contribution demonstrates how incremental Revenue on our platform generates incremental amounts to support our sales and marketing, research and development, general and administrative and other investments. Adjusted Contribution is calculated by taking our total Revenue less our Partner Share and other third-party costs. Adjusted Contribution does not take into account all costs associated with generating Revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns. Management views Adjusted Contribution as the most relevant metric to measure our financial performance as it reflects the dollars we keep after all of our partners are paid.
The following table presents a reconciliation of loss before income taxes from continuing operations presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted Contribution	$21,268	$31,320	$40,990	$58,651
Minus:
Delivery costs	2,648	5,356	5,229	11,142
Sales and marketing expense	6,605	8,943	13,366	19,324
Research and development expense	5,540	9,867	11,970	20,145
General and administrative expense	7,855	12,238	16,136	25,181
Change in contingent consideration	—	42	—	102
Loss (gain) on divestiture	—	200	—	(5,150)
Depreciation and amortization expense	4,061	4,243	8,004	8,591
Total other expense (income)	3,218	(3,506)	8,742	(4,303)
Loss before income taxes from continuing operations	$(8,659)	$(6,063)	$(22,457)	$(16,381)

The following tables provide geographical information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
United States	$29,552	$50,878	$57,186	$101,804
United Kingdom	7,330	7,163	14,015	12,672
Total	$36,882	$58,041	$71,201	$114,476

	June 30, 2026	December 31, 2025
Property and equipment, net:
United States	$1,574	$1,872
United Kingdom	43	59
Total	$1,617	$1,931
Capital expenditures within the United States totaled less than $0.1 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. Capital expenditures within the United Kingdom totaled less than $0.1 million for each period during the six months ended June 30, 2026 and 2025.
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
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the six months ended June 30, 2026 and 2025, our top five marketers accounted for 28% and 19% of our Revenue, respectively, with no marketer accounting for over 10%. As of June 30, 2026 and 2025, our top five marketers accounted for 28% and 27% of our accounts receivable, respectively, with no marketer accounting for over 10%.
FI Partners
Our business is substantially dependent on a limited number of FI partners. We require participation from our FI partners in the Cardlytics purchase intelligence platform and access to their purchase data in order to offer our solutions to marketers and their agencies. We must have FI partners with a sufficient number of customers and levels of customer engagement to ensure that we have robust purchase data and marketing space to support a broad array of incentive programs for marketers. Our agreements with a substantial majority of our FI partners have terms of three to seven years but are generally terminable by the FI partner on 90 days or less prior notice. The agreements generally have auto-renewal provisions that allow for the agreements to extend past their originally contemplated end date, unless terminated earlier in accordance with the terms of the agreement. If an FI partner terminates its agreement with us, we would lose that FI partner as a source of purchase data and online banking customers.
During the six months ended June 30, 2026 and 2025, our top three FI partners combined to account for over 85% and 80% respectively, of the total Partner Share we paid to all partners for each period, with the top two FI partners representing over 60% for each period.

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
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; and our ability to continue to add new FI partners and marketers and maintain our relationships with existing FI partners and marketers. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled "Risk Factors," set forth in our Annual Report on 10-K, in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We operate a purchase intelligence platform that transforms transaction data into targeted, personalized offers and rewards for consumer brands, delivered through a banking and commerce platform in the United States and the United Kingdom. At the core of our platform is the financial media network that we operate within our partners' digital channels, which includes online and mobile applications (the "Cardlytics purchase intelligence platform"). The partners for the Cardlytics purchase intelligence platform are predominantly financial institutions ("FI partners") that provide us with access to their anonymized purchase data and digital banking customers. By applying advanced analytics to the purchase data we receive, we make it actionable, helping marketers reach potential buyers at scale and measure the true incremental sales impact of their marketing spend. We have strong relationships with leading marketers across a variety of industries, including everyday spend, specialty retail, restaurant, travel and entertainment.
Working with an advertiser, we design a campaign that targets consumers based on their verified purchase history, including total-wallet visibility into competitive and cross-category spending. The consumer is offered an incentive ("Consumer Incentives") to make a purchase from the brand within a specified period. We use a portion of the fees that we collect from advertisers to provide these Consumer Incentives to customers after they make qualifying purchases. We report our Revenue on our consolidated statements of operations net of Consumer Incentives since we do not provide the goods or services that are purchased by customers from the advertisers to which the Consumer Incentives relate.
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

On March 24, 2026 (the “Closing Date”), we completed the Bridg Sale. Pursuant to the Purchase Agreement, on the Closing Date, PAR delivered to us 1,810,222 shares of common stock in PAR as consideration for the Bridg Sale, which we subsequently sold for cash proceeds of $23.0 million, net of fees.
The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, for the six months ended June 30, 2025, we recorded a gain on disposal or divestiture of $5.2 million primarily due to the derecognition of the wallet liability associated with the Dosh app within the condensed consolidated statement of operations.
Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
Key Performance Metrics

	Three Months Ended June 30,		Six Months Ended June 30, 2026
in thousands except ACPU amounts	2026	2025	2026	2025
Cardlytics MQUs	185,423	224,464	191,217	219,677
Cardlytics ACPU	$0.11	$0.14	$0.21	$0.27
During the three months ended June 30, 2026, Cardlytics MQUs decreased by 39.0 million compared to the three months ended June 30, 2025, primarily driven by an FI partner in the U.S. exiting the Cardlytics purchase intelligence platform. During the six months ended June 30, 2026, Cardlytics MQUs decreased by 28.5 million compared to the six months ended June 30, 2025 primarily driven by an FI partner in the U.S. exiting the Cardlytics purchase intelligence platform.
Cardlytics Monthly Qualified Users ("MQUs")
We define MQUs as targetable customers that have made a transaction using their account with primarily an FI Partner in a given month, excluding pilot supply during the ramp up period, and whose transaction data was shared with Cardlytics. We then calculate a monthly average of these MQUs for the periods presented. We believe that the number of MQUs is an indicator of the Cardlytics purchase intelligence platform's ability to drive engagement and is reflective of the consumer base and insights that we offer to marketers.
Cardlytics Adjusted Contribution per User ("ACPU")
We define ACPU as the Cardlytics purchase intelligence platform Adjusted Contribution generated in the applicable period, divided by Cardlytics average MQUs in the applicable period. We believe that Adjusted Contribution is the most relevant metric as it reflects the value Cardlytics keeps after subtracting out rewards, Partner Share and other third-party costs. We believe that ACPU measures the Cardlytics purchase intelligence platform's efficiency in converting marketer budgets into the value generated by customer engagement.

Key Financial Metrics (Including Non-GAAP Metrics)

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Revenue(1)	$36,882	$58,041	$71,201	$114,476
Consumer Incentives	$28,587	$40,799	$52,414	$76,480
Billings(1)	$65,469	$98,840	$123,615	$190,956
Gross Profit(1)	$18,620	$25,964	$35,761	$47,509
Adjusted Contribution(1)	$21,268	$31,320	$40,990	$58,651
Net Loss	$(14,876)	$(9,283)	$(19,356)	$(22,565)
Adjusted EBITDA(1)	$1,702	$2,996	$1,932	$(1,121)
Net cash (used in) provided by operating activities	$(8,597)	$1,227	$(14,239)	$(5,481)
Free Cash Flow	$(10,702)	$(3,431)	$(18,648)	$(14,242)
(1)Revenues, Billings, Gross Profit, Adjusted Contribution, and Adjusted EBITDA reflect the effects of disposed businesses through the respective disposal dates. Refer to Note 3—Discontinued Operations to our consolidated financial statements for additional information regarding the divestiture of our Bridg business.

Definitions of Non-GAAP Measures
Billings
Billings represents the gross amount billed to customers and marketers for services in order to generate revenue. Cardlytics purchase intelligence platform Billings is recognized gross of both Consumer Incentives and Partner Share. GAAP Revenue is recognized net of Consumer Incentives and gross of Partner Share.
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
Adjusted Contribution
Adjusted Contribution measures the degree by which Revenue generated from our marketers exceeds the cost to obtain the purchase data and the digital advertising space from our partners. Adjusted Contribution demonstrates how incremental Revenue on our platform generates incremental amounts to support our sales and marketing, research and development, general and administrative and other investments. Adjusted Contribution is calculated by taking our total Revenue less our Partner Share and other third-party costs. Adjusted Contribution does not take into account all costs associated with generating Revenue from advertising campaigns, including sales and marketing expenses, research and development expenses, general and administrative expenses and other expenses, which we do not take into consideration when making decisions on how to manage our advertising campaigns. Management views Adjusted Contribution as the most relevant metric to measure our financial performance as it reflects the dollars we keep after all of our partners are paid.
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
Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before interest expense, net; depreciation and amortization; stock-based compensation expense continuing operations; separation costs and reduction in force; foreign currency (gain) loss; loss on investment; loss (gain) on divestiture; change in contingent consideration and loss (income) from discontinued operations and, in applicable periods, certain other income and expense items, such as impairment of goodwill and intangible assets; income tax benefit; gain on debt extinguishment and deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, impairment of goodwill and intangible assets and foreign currency gain (loss) are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate Adjusted EBITDA.
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
Free Cash Flow
We define Free Cash Flow as net cash (used in) provided by operating activities, plus acquisition of property and equipment and capitalized software development costs and, in applicable periods, acquisition of patents, and legal indemnification payments. We believe free cash flow is useful to measure the funds generated in a given period that are available for distribution or to sustain the business. We believe this supplemental information enhances stockholders' ability to evaluate our performance.
Results of Non-GAAP Measures
Billings
The following table presents a reconciliation of Billings to Revenue, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Revenue(1)	$36,882	$58,041	$71,201	$114,476
Plus:
Consumer Incentives	28,587	40,799	52,414	76,480
Billings(1)	$65,469	$98,840	$123,615	$190,956
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
Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Revenue(1)	$36,882	$58,041	$71,201	$114,476
Minus:
Partner Share and other third-party costs(1)	15,614	26,721	30,211	55,825
Delivery costs(1)(2)	2,648	5,356	5,229	11,142
Gross Profit(1)	18,620	25,964	35,761	47,509
Plus:
Delivery costs(1)(2)	2,648	5,356	5,229	11,142
Adjusted Contribution(1)	$21,268	$31,320	$40,990	$58,651
(1)Revenue, Partner Share and other third-party costs, Delivery costs, Gross Profit and Adjusted Contribution reflect the effects of disposed businesses through the respective disposal dates. Refer to Note 3—Discontinued Operations to our consolidated financial statements for additional information regarding the divestiture of the Bridg business.
(2)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.1 million and $0.4 million during the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense recognized in consolidated delivery costs totaled $0.4 million and $0.9 million during the six months ended June 30, 2026 and 2025, respectively.

Adjusted EBITDA
The following table presents a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Net Loss	$(14,876)	$(9,283)	$(19,356)	$(22,565)
Plus:
Interest expense, net	2,281	1,943	4,814	3,773
Depreciation and amortization	4,061	4,243	8,004	8,591
Stock-based compensation expense continuing operations	2,355	6,606	6,916	14,546
Separation costs and reduction in force	727	1,474	727	1,474
Foreign currency (gain) loss	(165)	(5,449)	1,541	(8,076)
Loss on investment	1,102	—	2,387	—
Loss (gain) on divestiture	—	200	—	(5,150)
Change in contingent consideration	—	42	—	102
Loss (income) from discontinued operations	6,217	3,220	(3,101)	6,184
Adjusted EBITDA	$1,702	$2,996	$1,932	$(1,121)
Free Cash Flow
The following is a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Net cash (used in) provided by operating activities	$(8,597)	$1,227	$(14,239)	$(5,481)
Plus:
Acquisition of property and equipment	(2)	(322)	(30)	(441)
Capitalized software development costs	(2,103)	(4,336)	(4,379)	(8,320)
Free Cash Flow	$(10,702)	$(3,431)	$(18,648)	$(14,242)

Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$36,882	$58,041	$71,201	$114,476
Costs and expenses:
Partner Share and other third-party costs	15,614	26,721	30,211	55,825
Delivery costs	2,648	5,356	5,229	11,142
Sales and marketing expense	6,605	8,943	13,366	19,324
Research and development expense	5,540	9,867	11,970	20,145
General and administrative expense	7,855	12,238	16,136	25,181
Change in contingent consideration	—	42	—	102
Loss (gain) on divestiture	—	200	—	(5,150)
Depreciation and amortization expense	4,061	4,243	8,004	8,591
Total costs and expenses	42,323	67,610	84,916	135,160
Operating loss	(5,441)	(9,569)	(13,715)	(20,684)
Other (expense) income:
Interest expense, net	(2,281)	(1,943)	(4,814)	(3,773)
Loss on investment	(1,102)	—	(2,387)	—
Foreign currency gain (loss)	165	5,449	(1,541)	8,076
Total other (expense) income	(3,218)	3,506	(8,742)	4,303
Loss before income taxes from continuing operations	(8,659)	(6,063)	(22,457)	(16,381)
Income tax benefit	—	—	—	—
Loss from continuing operations	(8,659)	(6,063)	(22,457)	(16,381)
(Loss) income from discontinued operations	(6,217)	(3,220)	3,101	(6,184)
Net loss	$(14,876)	$(9,283)	$(19,356)	$(22,565)
Comparison of Three and Six Months Ended June 30, 2026 and 2025
Divestitures and Presentation
As a result of the closing of the Bridg Sale, we analyzed quantitative and qualitative factors relevant to the Bridg disposal group and determined that the accounting criteria to be classified as held for sale and a discontinued operation were met during the three and six months ended June 30, 2026. Accordingly, the operating results of the Bridg business have been reflected as discontinued operations for all periods presented.
Revenue
We report our Revenue net of Consumer Incentives and gross of Partner Share and other third-party costs. Refer to Note 5—Revenue for further details on our revenue recognition policies.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Billings	$65,469	$98,840	$(33,371)	(34)%	$123,615	$190,956	$(67,341)	(35)%
Consumer Incentives	28,587	40,799	(12,212)	(30)	52,414	76,480	(24,066)	(31)
Revenue	$36,882	$58,041	$(21,159)	(36)%	$71,201	$114,476	$(43,275)	(38)%
% of Billings	56%	59%			58%	60%
The $21.2 million decrease in Revenue during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was comprised of a $33.4 million decrease in Billings due to the change in bank partner relationships, partially offset by a $12.2 million decrease in Consumer Incentives. Consumer Incentives decreased at a lower rate than Billings during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to strategic decisions to drive incremental performance for our advertisers as well as optimization of our network.

The $43.3 million decrease in Revenue during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was comprised of a $67.3 million decrease in Billings due to the change in bank partner relationships, partially offset by a $24.1 million decrease in Consumer Incentives. Consumer Incentives decreased at a lower rate than Billings during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to strategic decisions to drive incremental performance for our advertisers as well as optimization of our network.
Costs and Expenses
Partner Share and Other Third-Party Costs
Partner Share and other third-party costs consist primarily of the Partner Share that we pay our partners, media and data costs and deferred implementation costs incurred pursuant to our agreements with certain partners. We expect these costs to fluctuate in connection with changes in our Revenue. Refer to Note 5—Revenue for further details.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Partner Share and other third-party costs	$15,614	$26,721	$(11,107)	(42)%	$30,211	$55,825	$(25,614)	(46)%
% of Revenue	42%	46%			42%	49%
Partner Share and other third-party costs decreased by $11.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by lower top line billings and changes in Partner mix.
Partner Share and other third-party costs decreased by $25.6 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by lower top line billings and changes in Partner mix.
Delivery Costs
Delivery costs consist primarily of personnel costs of our campaign, data operations and production support teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Delivery costs also include hosting costs, purchased or licensed software costs, outsourcing costs and professional services costs.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Delivery costs excluding stock-based compensation expense and separation costs and reduction in force	$2,542	$4,729	$(2,187)	(46)%	$4,855	$10,042	$(5,187)	(52)%
Plus:
Stock-based compensation expense	106	381	(275)	(72)%	374	854	(480)	(56)%
Separation costs and reduction in force	—	246	(246)	n/a	—	246	(246)	n/a
Total delivery costs	$2,648	$5,356	$(2,708)	(51)%	$5,229	$11,142	$(5,913)	(53)%
% of Revenue	7%	9%			7%	10%
Total delivery costs decreased by $2.7 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Delivery costs excluding stock-based compensation, separation costs, and reduction in force decreased by $2.2 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven by a decrease of $1.4 million in data storage expense and $0.8 million in staff expense.
Total delivery costs decreased by $5.9 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Delivery costs excluding stock-based compensation, separation costs, and reduction in force decreased by $5.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by a decrease of $3.3 million in data storage expense and $1.9 million in staff expense.

Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Sales and marketing expense excluding stock-based compensation expense and separation costs and reduction in force	$6,264	$7,574	$(1,310)	(17)%	$12,317	$16,350	$(4,033)	(25)%
Plus:
Stock-based compensation expense	341	738	(397)	(54)	1,049	2,343	(1,294)	(55)
Separation costs and reduction in force	—	631	(631)	n/a	—	631	(631)	n/a
Total sales and marketing expense	$6,605	$8,943	$(2,338)	(26)%	$13,366	$19,324	$(5,958)	(31)%
% of Revenue	18%	15%			19%	17%
Total sales and marketing expense decreased by $2.3 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Sales and marketing expenses excluding stock-based compensation, separation costs, and reduction in force decreased by $1.3 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to a decrease of $1.1 million in staff expenses, $0.1 million in advertising expense, and $0.1 million in other administrative expense.
Total sales and marketing expense decreased by $6.0 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Sales and marketing expenses excluding stock-based compensation, separation costs, and reduction in force decreased by $4.0 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a decrease of $3.8 million in staff expenses, $0.2 million in marketing expense, and $0.1 million in other administrative expenses, partially offset by a $0.1 million increase in travel and entertainment expense.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Research and development expense excluding stock-based compensation expense and separation costs and reduction in force	$4,917	$6,573	$(1,656)	(25)%	$9,354	$14,051	$(4,697)	(33)%
Plus:
Stock-based compensation expense	384	2,933	(2,549)	(87)	2,377	5,733	(3,356)	(59)
Separation costs and reduction in force	239	361	(122)	(34)	239	361	(122)	(34)
Total research and development expense	$5,540	$9,867	$(4,327)	(44)%	$11,970	$20,145	$(8,175)	(41)%
% of Revenue	15%	17%			17%	18%
Total research and development expense decreased by $4.3 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Research and development expenses excluding stock-based compensation, separation costs, and reduction in force decreased by $1.7 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a decrease of $2.4 million in staff expenses, partially offset by a $0.7 million increase in data storage and software license expense.
Total research and development expense decreased by $8.2 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Research and development expenses excluding stock-based compensation, separation costs, and reduction in force decreased by $4.7 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a decrease of $4.8 million in staff expenses and a $0.2 million decrease in professional fees, partially offset by a $0.3 million increase in data storage and software license expense.

General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
General and administrative expense excluding stock-based compensation expense and separation costs and reduction in force	$5,843	$9,448	$(3,605)	(38)%	$12,532	$19,329	$(6,797)	(35)%
Plus:
Stock-based compensation expense	1,524	2,554	(1,030)	(40)	3,116	5,616	(2,500)	(45)
Separation costs and reduction in force	488	236	252	107	488	236	252	107
Total general and administrative expense	$7,855	$12,238	$(4,383)	(36)%	$16,136	$25,181	$(9,045)	(36)%
% of Revenue	21%	21%			23%	22%
Total general and administrative expense decreased by $4.4 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. General and administrative expense excluding stock-based compensation, separation costs, and reduction in force decreased by $3.6 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to reductions of $1.4 million in staff expense, $1.1 million in other administrative expense, $0.3 million in facilities expense, $0.3 million in IT expense, $0.3 million in professional fees, and $0.2 million in travel and entertainment fees.
Total general and administrative expense decreased by $9.0 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. General and administrative expense excluding stock-based compensation, separation costs, and reduction in force decreased by $6.8 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to reductions of $2.6 million in staff expense, $1.6 million in other administrative expense, $0.8 million in professional fees, $0.6 million in facilities expense, $0.5 million in IT expense, $0.3 million in travel and entertainment expense, and $0.4 million in tax expense.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Delivery costs	$106	$381	$(275)	(72)%	$374	$854	$(480)	(56)%
Sales and marketing expense	341	738	(397)	(54)	1,049	2,343	(1,294)	(55)
Research and development expense	384	2,933	(2,549)	(87)	2,377	5,733	(3,356)	(59)
General and administrative expense	1,524	2,554	(1,030)	(40)	3,116	5,616	(2,500)	(45)
Discontinued Operations	—	895	(895)	n/a	267	1,649	(1,382)	(84)
Total stock-based compensation expense	$2,355	$7,501	$(5,146)	(69)%	$7,183	$16,195	$(9,012)	(56)%
% of Revenue	6%	13%			10%	14%
Stock-based compensation expense decreased by $5.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by higher forfeitures due to a reduction in headcount as a result of the reductions in force that occurred during 2025. Refer to Note 8—Stock-based Compensation to our consolidated financial statements for additional information regarding the change in stock compensation expense.
Stock-based compensation expense decreased by $9.0 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by higher forfeitures due to a reduction in headcount as a result of the reductions in force that occurred during 2025. Refer to Note 8—Stock-based Compensation to our consolidated financial statements for additional information regarding the change in stock compensation expense.

Separation Costs and Reduction in Force
Separation costs and reduction in force include one-time severance and related expenses.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Delivery costs	$—	$246	$(246)	n/a	$—	$246	$(246)	n/a
Sales and marketing expense	—	631	(631)	n/a	—	631	(631)	n/a
Research and development expense	239	361	(122)	(34)	239	361	(122)	(34)
General and administrative expense	488	236	252	107	488	236	252	107
Total separation costs and reduction in force	$727	$1,474	$(747)	(51)%	$727	$1,474	$(747)	(51)%
% of Revenue	2%	3%			1%	1%
Divestiture costs
Divestiture costs primarily represent legal and other professional fees.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Divestiture costs	$—	$200	$(200)	n/a	$—	$(5,150)	$5,150	n/a
% of Revenue	—%	—%			—%	(4)%
During the six months ended June 30, 2025, we realized an expense of $5.2 million primarily due to the decommissioning of the Dosh app, a consumer facing cashback mobile application, operated by Dosh Holding LLC on February 28, 2025. Refer to Note 1—Overview of Business and Basis of Presentation for more information.
Depreciation and Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Depreciation and amortization expense	$4,061	$4,243	$(182)	(4)%	$8,004	$8,591	$(587)	(7)%
% of Revenue	11%	7%			11%	8%
Depreciation and amortization expense decreased by $0.2 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a decrease in fixed assets.
Depreciation and amortization expense decreased by $0.6 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a decrease in fixed assets.
Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Interest expense	$(2,464)	$(2,369)	$(95)	4%	$(5,260)	$(4,745)	$(515)	11%
Interest income	183	426	(243)	(57)	446	972	(526)	(54)
Interest expense, net	$(2,281)	$(1,943)	$(338)	17%	$(4,814)	$(3,773)	$(1,041)	28%
% of Revenue	(6)%	(3)%			(7)%	(3)%
Interest expense, net increased by $0.3 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily driven by higher average borrowings under our 2018 Line of Credit prior to the April 2026 repayment, as well as a decrease in interest income.

Interest expense, net increased by $1.0 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily driven by higher average borrowings under our 2018 Line of Credit prior to the April 2026 repayment, as well as a decrease in interest income.
Foreign Currency Gain (Loss)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Foreign currency gain (loss)	$165	$5,449	$(5,284)	(97)	$(1,541)	$8,076	$(9,617)	(119)%
% of Revenue	—%	9%			(2)%	7%
Foreign currency gain (loss) was a gain of $0.2 million during the three months ended June 30, 2026 compared to a gain of $5.4 million during the three months ended June 30, 2025, primarily due to the fluctuations in the value of the British pound relative to the U.S. dollar.
Foreign currency gain (loss) was a loss of $1.5 million during the six months ended June 30, 2026 compared to a gain of $8.1 million during the six months ended June 30, 2025, primarily due to the fluctuations in the value of the British pound relative to the U.S. dollar.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, working capital, accounts receivable and contract assets, net and unused available borrowings:

in thousands	June 30, 2026	December 31, 2025
Cash and cash equivalents	$28,039	$48,719
Working capital(1)	38,721	58,889
Accounts receivable and contract assets, net	67,644	82,458
Unused available borrowings(2)	20,683	8,458
(1)We define working capital as current assets less current liabilities. See our condensed consolidated financial statements for further details regarding our current assets and current liabilities.
(2)As part of our amended and restated Loan and Security Agreement, we are required to maintain a minimum unrestricted cash of $20.0 million in demand deposit accounts.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts and demand deposit accounts. As of June 30, 2026, our money market account earned approximately a 4.1% annual rate of interest. As of June 30, 2026, $5.5 million of our cash and cash equivalents were in the United Kingdom. However, our investment in Cardlytics U.K. Limited is not considered indefinitely invested.
Through June 30, 2026, we have incurred accumulated net losses of $1.4 billion since inception, including net loss of $14.9 million for the three months ended June 30, 2026. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit.
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

Material Cash Requirements
During the six months ended June 30, 2026, we entered into a new five-year cloud hosting agreement, replacing the existing three-year agreement. The new terms establish a year-one guaranteed aggregate spend of $10.0 million, escalating by $0.5 million annually thereafter. As a result of entering into the new agreement, we reversed the previously recognized $0.8 million expense that had been accrued as of December 31, 2025. For additional information, refer to Note 10—Commitments and Contingencies.
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
2018 Loan Facility
We have a loan facility with Pacific Western Bank (as amended and restated from time to time, the "2018 Loan Facility") which provides for a revolving line of credit (the "2018 Line of Credit") with a maximum borrowing capacity of $60.0 million with an option to increase to $75.0 million upon syndication. Borrowings are limited to 85% of eligible U.S. accounts receivable and 30% of eligible U.K. accounts receivable. The facility matures on April 15, 2028 and bears interest at the prime rate plus 0.125%. We are also required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. The facility requires us to maintain a minimum level of Adjusted EBITDA and minimum unrestricted cash of $20.0 million in demand deposit accounts. In April 2026, we amended our 2018 Loan Facility to lower our required minimum of unrestricted cash from $25.0 million to $20.0 million in demand deposit accounts.
During the six months ended June 30, 2026, we had $5.0 million in borrowings and $30.1 million in repayments on the 2018 Line of Credit, including $20.1 million repaid in April 2026 using proceeds from the sale of PAR common stock, resulting in net repayments of $25.1 million. As of June 30, 2026, we had net borrowings of $15.0 million under the 2018 Line of Credit with $20.7 million of unused available borrowings.
During the three months ended June 30, 2026 and 2025, we incurred $0.3 million and $0.1 million of interest expense associated with the 2018 Loan Facility, respectively. During the six months ended June 30, 2026 and 2025, we incurred $0.9 million and $0.1 million of interest expense associated with the 2018 Loan Facility, respectively. We are in compliance with all financial covenants as of June 30, 2026.
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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
in thousands	2026	2025
Net cash used in operating activities	$(14,239)	$(5,481)
Net cash provided by (used in) investing activities	$18,620	$(8,561)
Net cash used in financing activities	$(25,100)	$(5,093)
Operating Activities
Operating activities used $14.2 million of cash during the six months ended June 30, 2026, compared to $5.5 million during the six months ended June 30, 2025. The increase in cash used was primarily driven by movement in the net working capital accounts, including a $10.3 million decrease in our Consumer Incentive liability and a $6.3 million decrease in our Partner Share liability, partially offset by a $13.2 million decrease in accounts receivable and contract assets.
Investing Activities
The increase was primarily driven by $23.0 million in proceeds from the sale of PAR Technology common stock received as consideration for the Bridg Sale, which was completed in the first quarter of 2026. Additionally, this was partially offset by funds used for the purchases of technology hardware and capitalization of costs to develop internal-use software.
Financing Activities
Financing activities used $25.1 million of cash during the six months ended June 30, 2026, which consisted of $30.1 million in repayments against the 2018 Line of Credit, including $20.1 million repaid using proceeds from the sale of PAR common stock in April 2026, partially offset by $5.0 million in borrowings on the 2018 Line of Credit in March 2026.
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
We believe that the assumptions and estimates associated with capitalized software development costs including determining if a project is eligible for capitalization, determining whether the incurred costs are directly associated with the project, evaluating the current stage of the project’s development, and determining its fair value as part of our long-lived asset impairment analysis, the assumptions used in the valuation models to determine the fair value of equity awards and stock-based compensation expense, the assumptions used both in the initial valuation and ongoing impairment analysis of goodwill and the assumptions required in determining any valuation allowance recorded against deferred tax assets have the greatest potential impact on our condensed consolidated financial statements.
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
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate plus 0.125%. As of June 30, 2026, the prime rate was 6.75%. A hypothetical increase of 100 basis points in the prime rate would result in an incremental interest expense of less than $0.1 million over a three-month period, based on $15.0 million outstanding as of June 30, 2026. The 2024 Convertible Senior Notes bears an interest rate of 4.25%

Foreign Currency Exchange Risk
Both Revenue and operating expense of Cardlytics U.K. Limited are denominated in British pounds. We bear foreign currency risks related to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either Revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during the six months ended June 30, 2026 and 2025, our Revenue would have decreased by $1.0 million and $0.9 million, respectively. The overall impact to net loss would be partially mitigated by decreases in operating expense of $0.4 million in the six months ended June 30, 2026 and 2025.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except as disclosed in Note 10—Commitments and Contingencies, we are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 1A. RISK FACTORS
Investing in our securities involves risks and uncertainties. You should consider and read the information contained in our 2025 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (“Risk Factors”). Any of the risks discussed in our 2025 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. As of June 30, 2026, no material changes have occurred to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K, except as set forth below.
Risks Related to our Business and Industry
We may not achieve the anticipated benefits of the Bridg Sale.
For the year ended December 31, 2025, revenue from the Bridg platform accounted for approximately 9% of our total revenue. We expect to continue to focus our resources, capital, and management attention towards expanding the core Cardlytics purchase intelligence platform. As a result, our operational and financial profile has changed following the completion of the Bridg Sale, and our exposure to the risks inherent in our remaining business will increase. The Bridg Sale may result in changes to our business and growth strategies and our organizational structure, which could be disruptive to our business operations. There can be no assurance that the consideration we received in connection with the Bridg Sale will exceed the revenue that the Bridg platform may have contributed to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
None.
Recent Issuances of Unregistered Securities
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Cardlytics, Inc.	8-K	001-38386	3.1	June 3, 2026
10.1#	Consent and Sixth Amendment to Amended and Restated Loan and Security Agreement	10-Q	001-38386	10.5#	May 7, 2026
10.2+	Transition Agreement, by and between Cardlytics, Inc. and Nick Lynton, dated May 10, 2026					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	Inline XBRL Taxonomy Schema with Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
# Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the Company has determined that the information is both not material and is the type that the Company treats as private or confidential. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of the exhibit.
+ Indicates management contract or compensatory plan
* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardlytics, Inc.

Date:	August 5, 2026	By:	/s/ Amit Gupta
Amit Gupta
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ David Evans
David Evans
Chief Financial Officer (Principal Financial and Accounting Officer)