Form 10-Q
period 2026-09-30
Cardlytics, Inc.
filed 2026-11-05
CIK 1666071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2026, there were 6,101,364 shares outstanding of the registrant’s common stock, par value $0.0001.

CARDLYTICS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$32,882	$46,962	$104,083	$161,438
Costs and expenses:
Partner Share and other third-party costs	13,485	21,397	43,696	77,222
Delivery costs	3,155	4,136	8,384	15,278
Sales and marketing expense	6,679	6,546	20,045	25,871
Research and development expense	3,713	7,472	15,683	27,618
General and administrative expense	7,089	10,250	23,225	35,431
Change in contingent consideration	—	—	—	102
Impairment of goodwill and intangible assets	—	58,843	—	58,843
Loss (gain) on divestiture	—	320	—	(4,831)
Depreciation and amortization expense	4,182	4,447	12,186	13,038
Total costs and expenses	38,303	113,411	123,219	248,572
Operating loss	(5,421)	(66,449)	(19,136)	(87,134)
Other (expense) income:
Interest expense, net	(2,294)	(2,007)	(7,108)	(5,780)
Loss on investments	—	—	(2,387)	—
Foreign currency gain (loss)	288	(1,812)	(1,253)	6,263
Total other (expense) income	(2,006)	(3,819)	(10,748)	483
Loss before income taxes from continuing operations	(7,427)	(70,268)	(29,884)	(86,651)
Income tax benefit	—	—	—	—
Loss from continuing operations	(7,427)	(70,268)	(29,884)	(86,651)
(Loss) income from discontinued operations	(1,520)	(2,405)	1,581	(8,587)
Net loss	$(8,947)	$(72,673)	$(28,303)	$(95,238)
Net (loss) income per share, basic and diluted(1):
Continuing operations	$(1.26)	$(13.14)	$(5.23)	$(16.44)
Discontinued operations	$(0.26)	$(0.45)	$0.28	$(1.63)
Weighted-average common shares outstanding, basic and diluted	5,902	5,349	5,718	5,270
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
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(8,947)	$(72,673)	$(28,303)	$(95,238)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(312)	1,590	1,008	(5,639)
Total comprehensive loss	$(9,259)	$(71,083)	$(27,295)	$(100,877)
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except par value amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$29,947	$48,719
Accounts receivable and contract assets, net	59,891	82,458
Other receivables	2,479	2,474
Prepaid expenses and other assets	4,157	3,213
Current assets of discontinued operations	—	415
Total current assets	96,474	137,279
Long-term assets:
Property and equipment, net	1,478	1,931
Right-of-use assets under operating leases, net	3,786	4,723
Goodwill	110,305	110,305
Capitalized software development costs, net	15,303	19,005
Other long-term assets, net	1,169	1,235
Noncurrent assets of discontinued operations	—	11,163
Total assets	$228,515	$285,641
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,857	$2,655
Accrued liabilities:
Accrued compensation	4,015	6,038
Accrued expenses	6,959	7,125
Partner Share liability	14,250	24,792
Consumer Incentive liability	21,603	32,144
Deferred revenue and other liabilities	2,048	2,541
Current operating lease liabilities	1,305	1,438
Current liabilities of discontinued operations	—	1,657
Total current liabilities	53,037	78,390
Long-term liabilities:
Convertible senior notes, net	$169,692	$168,850
Lines of credit	25,000	40,070
Long-term operating lease liabilities	3,810	4,748
Long-term liabilities of discontinued operations	—	91
Total liabilities	$251,539	$292,149
Stockholders’ deficit:
Common stock, $0.0001 par value—10,000 shares authorized and 5,922 and 5,451 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.(1)	$1	$1
Additional paid-in capital(1)	1,410,330	1,399,551
Accumulated other comprehensive loss	(988)	(1,996)
Accumulated deficit	(1,432,367)	(1,404,064)
Total stockholders’ deficit	(23,024)	(6,508)
Total liabilities and stockholders’ deficit	$228,515	$285,641
(1)The number of shares of common stock and additional paid-in capital amounts have been adjusted for the prior period presented to reflect the one-for-ten reverse stock split effected on June 5, 2026. See Note 2 -Significant Accounting Policies and Recent Accounting Standards for more information.
See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(28,303)	$(95,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit loss expense	1,204	1,782
Depreciation and amortization	12,661	19,039
Amortization of financing costs charged to interest expense	968	1,194
Amortization of right-of-use assets	942	1,789
Gain on divestiture	(13,856)	(4,831)
Stock-based compensation expense	8,808	22,617
Impairment of goodwill and intangible assets	—	58,843
Change in contingent consideration	—	102
Loss on investments	2,387	—
Other non-cash expense (income), net	1,211	(6,251)
Change in operating assets and liabilities:
Accounts receivable and contract assets, net	21,070	14,808
Prepaid expenses and other assets	(1,107)	(230)
Accounts payable	(550)	(193)
Other accrued expenses	(4,488)	1,762
Partner Share liability	(10,544)	(10,920)
Consumer Incentive liability	(10,541)	(7,993)
Net cash used in operating activities	(20,138)	(3,720)
Investing activities
Acquisition of property and equipment	(50)	(455)
Capitalized software development costs	(6,531)	(12,770)
Proceeds from sale of marketable securities, net	23,029	—
Business divestiture and acquisitions, net of cash acquired	—	200
Net cash provided by (used in) investing activities	16,448	(13,025)
Financing activities
Proceeds from issuance of debt	15,000	50,000
Settlement of contingent consideration	—	(5,000)
Principal payment of debt	(30,070)	(50,000)
Debt issuance costs	(60)	(105)
Net cash used in financing activities	(15,130)	(5,105)
Effect of exchange rates on cash and cash equivalents	48	217
Net decrease in cash and cash equivalents	(18,772)	(21,633)
Cash and cash equivalents — Beginning of period	48,719	65,594
Cash and cash equivalents — End of period	$29,947	$43,961

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,927	$4,780
Amounts accrued for property and equipment	$—	$14
Amounts accrued for capitalized software development costs	$27	$141

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2026:

			Additional Paid-In Capital(1)	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock(1)
	Shares	Amount
Balance – December 31, 2025	5,451	$1	$1,399,551	$(1,996)	$(1,404,064)	$(6,508)
Stock-based compensation	—	—	10,713	—	—	10,713
Settlement of restricted stock	459	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	12	—	66	—	—	66
Other comprehensive income	—	—	—	1,008	—	1,008
Net loss	—	—	—	—	(28,303)	(28,303)
Balance – September 30, 2026	5,922	$1	$1,410,330	$(988)	$(1,432,367)	$(23,024)

Three Months Ended September 30, 2026:

			Additional Paid-In Capital(1)	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock(1)
	Shares	Amount
Balance – June 30, 2026	5,808	$1	$1,408,091	$(676)	$(1,423,420)	$(16,004)
Stock-based compensation	—	—	2,239	—	—	2,239
Settlement of restricted stock	114	—	—	—	—	—
Other comprehensive loss	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	(8,947)	(8,947)
Balance – September 30, 2026	5,922	$1	$1,410,330	$(988)	$(1,432,367)	$(23,024)

(1)The number of shares of common stock and additional paid-in capital amounts have been adjusted for the prior period presented to reflect the one-for-ten reverse stock split effected on June 5, 2026. See Note 2 -Significant Accounting Policies and Recent Accounting Standards for more information.

See notes to the condensed consolidated financial statements

CARDLYTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(Amounts in thousands)

Nine Months Ended September 30, 2025:

			Additional Paid-In Capital(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock(1)
	Shares	Amount
Balance – December 31, 2024	5,126	$1	$1,366,967	$3,601	$(1,300,576)	$69,993
Stock-based compensation	—	—	25,733	—	—	25,733
Settlement of restricted stock	228	—	—	—	—	—
Issuance of common stock pursuant to the 2018 ESPP (as defined below)	26	—	447	—	—	447
Other comprehensive loss	—	—	—	(5,639)	—	(5,639)
Net loss	—	—	—	—	(95,238)	(95,238)
Balance – September 30, 2025	5,380	$1	$1,393,147	$(2,038)	$(1,395,814)	$(4,704)

Three Months Ended September 30, 2025:

			Additional Paid-In Capital(1)	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Common Stock(1)
	Shares	Amount
Balance – June 30, 2025	5,299	$1	$1,385,474	$(3,628)	$(1,323,141)	$58,706
Stock-based compensation	—	—	7,673	—	—	7,673
Settlement of restricted stock	81	—	—	—	—	—
Other comprehensive income	—	—	—	1,590	—	1,590
Net loss	—	—	—	—	(72,673)	(72,673)
Balance – September 30, 2025	5,380	$1	$1,393,147	$(2,038)	$(1,395,814)	$(4,704)

(1)The number of shares of common stock and additional paid-in capital amounts have been adjusted for the prior period presented to reflect the one-for-ten reverse stock split effected on June 5, 2026. See Note 2 -Significant Accounting Policies and Recent Accounting Standards for more information.

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
As such, the results of the Bridg business are presented as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities of the Bridg business have been reflected as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets for all prior periods presented. We ceased depreciating and amortizing our long-lived assets for the Bridg business which primarily included acquired intangible assets, capitalized software, and right-of-use assets as of the held for sale date, during the three months ended March 31, 2026. Our condensed consolidated statements of cash flows include cash flows from discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the condensed consolidated financial statements reflect only our continuing operations. Our Bridg business was historically presented as a reportable segment. For additional information related to the divestiture of Bridg see Note 3—Discontinued Operations.

The Dosh app, a consumer facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, for the nine months ended September 30, 2025, we recorded a gain on divestiture of $4.8 million primarily due to the derecognition of the wallet liability associated with the Dosh app within the condensed consolidated statement of operations.
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
2.     SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Significant Accounting Policies
As described in Note 1—Overview of Business and Basis of Presentation, our Bridg business met the criteria to be classified as a held for sale disposal group and a discontinued operation during the nine months ended September 30, 2026. Also, as described in Note 1—Overview of Business and Basis of Presentation, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock effective June 5, 2026. All share and per share amounts have been retroactively adjusted for all periods presented to reflect the reverse stock split.
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
3.     DISCONTINUED OPERATIONS
Bridg Sale
As described in Note 1—Overview of Business and Basis of Presentation, our Bridg business met the criteria to be classified as a held for sale disposal group and a discontinued operation during the nine months ended September 30, 2026.
Pursuant to the Purchase Agreement, on the Closing Date, PAR delivered to us 1,810,222 shares of common stock in PAR as consideration for the Bridg Sale. We recorded a gain on divestiture of $13.9 million for the nine months ended September 30, 2026. We also recorded $2.0 million of divestiture costs for the nine months ended September 30, 2026. The gain on divestiture and divestiture costs are presented as part of results of the discontinued operations. The results of operations for the Bridg business are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. This business was historically presented as its own reportable segment.
During the nine months ended September 30, 2026, we sold all 1,810,222 shares of common stock in PAR for cash proceeds of $23.0 million, net of fees, resulting in a total realized loss of $2.4 million, inclusive of $0.2 million in commission fees, which is recognized within Loss on investments in the accompanying condensed consolidated statements of operations.
The following table summarizes (loss) income from discontinued operations as presented in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$5,069	$4,175	$15,740
Costs and expenses:
Partner Share and other third-party costs	—	604	589	1,332
Delivery costs	—	1,594	1,364	4,623
Sales and marketing expense	—	1,319	929	6,083
Research and development	—	1,327	552	4,182
General and administrative	1,518	604	10,508	2,106
Divestiture costs	—	—	2,033	—
Loss (gain) on divestiture	2	—	(13,856)	—
Depreciation and amortization expense	—	2,026	475	6,001
(Loss) income from discontinued operations	$(1,520)	$(2,405)	$1,581	$(8,587)

The following table summarizes assets and liabilities of discontinued operations as presented in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$—	$211
Other receivables	—	113
Other current assets	—	91
Current assets of discontinued operations	$—	$415

Property and equipment, net	—	94
Operating lease right-of-use assets	—	224
Intangible assets, net	—	5,553
Capitalized software development costs, net	—	5,209
Other long-term assets, net	—	83
Noncurrent assets of discontinued operations	$—	$11,163

Accounts payable	—	705
Accrued compensation	—	67
Accrued liabilities	—	600
Partner share liability	—	68
Deferred revenue	—	48
Current operating lease liabilities	—	169
Current liabilities of discontinued operations	$—	$1,657

Long-term deferred revenue	—	52
Long-term operating lease liabilities	—	39
Long-term liabilities of discontinued operations	$—	$91
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
There was no amortization expense of acquired intangibles during the three months ended September 30, 2026, as the Bridg business was divested in the first quarter of 2026. Amortization expense of acquired intangibles during the three months ended September 30, 2025 was $1.5 million. During the nine months ended September 30, 2026 and 2025, amortization expense of acquired intangibles was $0.3 million and $4.4 million, respectively.

Acquired intangible assets subject to amortization as of December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
	(in thousands)			(in years)
Developed technology	$49,873	$(45,055)	$4,818	1.5
Merchant relationships	21,930	(21,195)	735	0.4
Total other intangible assets	$71,803	$(66,250)	$5,553
Cash Flows
Cash flows related to discontinued operations are included in our condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025. The following table provides operating and investing cash flow information for our discontinued operation (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating activities
Depreciation and amortization	$475	$6,001
Stock-based compensation expense	$267	$1,894
Settlement payments (included in Other accrued expenses)	$6,442	$—
Investing activities
Capitalized software development costs	$(356)	$(1,549)
Non-cash investing activities
Common stock as consideration for the Bridg Sale	$25,416	$—
For the nine months ended September 30, 2026, operating cash flows used in discontinued operations included $6.4 million in settlement payments for indemnification obligations for a former officer of Bridg. For additional information regarding the terms and nature of this settlement, refer to Note 10—Commitments and Contingencies.

4.     GOODWILL
Goodwill
Goodwill is tested annually for impairment, unless certain triggering events require an interim impairment analysis, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant entity-specific events and changes. These considerations are evaluated holistically to assess whether it is more likely than not that a reporting unit's carrying value exceeds its fair value. As of September 30, 2026, the Bridg platform is considered a discontinued operation and, therefore, is no longer a reporting unit. Our reporting units consist of the Cardlytics purchase intelligence platform in the U.S. (the "U.S. Cardlytics Purchase Intelligence Platform"), and the Cardlytics purchase intelligence platform in the U.K. There is no goodwill recorded within the Cardlytics purchase intelligence platform in the U.K.
The carrying amounts of goodwill as of September 30, 2026 were as follows (in thousands):

U.S. Cardlytics Purchase Intelligence Platform
Balance as of December 31, 2025	$110,305
Impairment charge	—
Balance as of September 30, 2026	$110,305

We have assessed the triggering event criteria along with related conditions and developments as of September 30, 2026. In connection with our interim review, as a result of a sustained decline in the company's stock price and associated market capitalization, we performed a quantitative goodwill impairment test as of September 30, 2026, and determined that the estimated fair value of the U.S. Cardlytics Purchase Intelligence Platform exceeded its carrying value. As such, no goodwill impairment charge was recognized during the three and nine months ended September 30, 2026. Accordingly, this reporting unit has a heightened risk of future impairment and we will continue to monitor our assumptions, estimates, and market factors, including our stock price, for any future developments.
The method of determining fair values of the reporting units as of September 30, 2026 was the discounted cash flow method under the income approach, and to a lesser extent the market approach. The most significant assumptions utilized in the determination of the estimated fair value of the U.S. Cardlytics Purchase Intelligence Platform are the discount rate and forecasts of future revenues and cash flows. We prepared cash flow projections based on estimates of revenue growth rates and earnings growth rates for each reporting unit, taking into consideration historical performance and current macroeconomic, industry, and market conditions, as well as an implied control premium corroborated by market participant cost synergies and an adjustment for the fair value of third-party debt. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Our discount rate may be impacted by adverse changes in the macroeconomic environment and volatility in the equity and debt markets.
Although no goodwill impairment charge was recognized as of September 30, 2026, the U.S. Cardlytics Purchase Intelligence Platform remains susceptible to future impairment risk. Future changes in key assumptions, failure to achieve forecasted operational results, or a sustained decline in our stock price could result in a future goodwill impairment charge.
5.     REVENUE
The Cardlytics purchase intelligence platform
The Cardlytics purchase intelligence platform is our proprietary native bank advertising channel that enables marketers to reach consumers through the FI partners' trusted and frequently visited digital banking channels. Working with the marketer, we design a campaign that targets customers based on their purchase history. The consumer is offered an incentive (collectively, "Consumer Incentives") to make a purchase from the marketer within a specified period. We use a portion of the fees that we collect from marketers to provide these Consumer Incentives to our FI partners' customers after they make qualifying purchases. Leveraging our platform, we are able to create compelling Consumer Incentives that have the potential to increase return on advertising spend for marketers and measure the effectiveness of the advertising. Consumer Incentives totaled $24.3 million and $37.2 million during the three months ended September 30, 2026 and 2025, respectively. Consumer Incentives totaled $76.8 million and $113.6 million during the nine months ended September 30, 2026 and 2025, respectively. We pay certain partners a negotiated and fixed percentage of our Billings to marketers less any Consumer Incentives that we pay to partners' customers and certain third-party data costs ("Partner Share"). Revenue on our condensed consolidated statements of operations is presented net of Consumer Incentives and gross of Partner Share.
The Cardlytics purchase intelligence platform has two different pricing models: (1) served based pricing and (2) engagement based pricing.
•Served Based Pricing. Under our Cost per Served Sale ("CPS") pricing model, we generate Revenue by charging a percentage, which we refer to as the CPS rate, of all purchases from the marketer by consumers who (1) are served marketing and (2) subsequently make a purchase from the marketer during the campaign period, regardless of whether consumers engage with the applicable offer and thereby become eligible to earn the applicable Consumer Incentive. We set CPS rates for marketers based on our expectation of the marketer's return on spend for the relevant campaign. Additionally, we set the amount of Consumer Incentives payable for each campaign based on our estimation of our ability to drive incremental sales for the marketer. We seek to optimize the level of Consumer Incentives to retain a greater portion of Billings. However, if the amount of Consumer Incentives exceeds the amount of Billings that we are paid by the applicable marketer we are still responsible for paying the total Consumer Incentive. In some instances, we may also charge the marketer, the Consumer Incentive, in which case the marketer determines the level of Consumer Incentive for the campaign.
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

The following table summarizes Revenue from the Cardlytics purchase intelligence platform by pricing model (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Served based pricing	$10,079	$18,148	$31,960	$64,456
Engagement based pricing	21,678	27,554	68,521	94,126
Other Revenue(1)	1,125	1,260	3,602	2,856
Cardlytics Purchase Intelligence Platform Revenue	$32,882	$46,962	$104,083	$161,438
(1)Other Revenue during the three and nine months ended September 30, 2026 and 2025 primarily includes pricing models that do not relate to served based pricing and engagement based pricing, which includes new pricing models that we are exploring and hosting fees that we charge our FI partners to support the costs required to host our services.
6.     LEASES
We have various non-cancellable operating leases for our office spaces with lease periods expiring between 2027 and 2032.
Lease assets and liabilities, net, are as follows (in thousands):

Lease Type	Consolidated Balance Sheets Location	September 30, 2026	December 31, 2025
Operating lease assets	Right-of-use assets under operating leases, net	$3,786	$4,723
Total lease assets		$3,786	$4,723

Operating lease liabilities, current	Current operating lease liabilities	$1,305	$1,438
Operating lease liabilities, long-term	Long-term operating lease liabilities	3,810	4,748
Total lease liabilities		$5,115	$6,186
7.     DEBT AND FINANCING ARRANGEMENTS
Our debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Line of Credit	$25,000	$40,070
2024 Convertible Senior Notes, net	169,692	168,850
Total debt	$194,692	$208,920
Accrued interest is included within accrued expenses in our condensed consolidated balance sheet. As of September 30, 2026, we had accrued interest related to our 2024 Convertible Senior Notes (as defined below) of $3.7 million. As of December 31, 2025, we had accrued interest related to our 2024 Convertible Senior Notes of $1.8 million.
During the three months ended September 30, 2026 and September 30, 2025, interest expense, net as reflected on the consolidated statements of operations consisted of interest expense of $2.5 million and $2.9 million, respectively, and interest income of $0.2 million and $0.9 million, respectively. During the nine months ended September 30, 2026 and September 30, 2025, interest expense, net as reflected on the consolidated statements of operations consisted of interest expense of $7.8 million and $7.7 million, respectively, and interest income of $0.6 million and $1.9 million, respectively.
2024 Convertible Senior Notes
On April 1, 2024, we issued $172.5 million principal amount of our 2024 Convertible Senior Notes in a private offering, including the exercise in full of the initial purchasers' option to purchase up to an additional $22.5 million principal amount of the 2024 Convertible Senior Notes. The net proceeds from this offering were $166.8 million, after deducting the initial purchasers' discounts, commissions and the offering expenses payable by us. The 2024 Convertible Senior Notes were issued pursuant to, and are governed by, an indenture, dated as of April 1, 2024 (the "2024 Indenture"), between us and U.S. Bank Trust Company, National Association, as Trustee. The 2024 Convertible Senior Notes will accrue interest at a rate of 4.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2024. The 2024 Convertible Senior Notes will mature on April 1, 2029, unless earlier converted or repurchased by us. Before January 2, 2029, noteholders will have the right to convert their 2024 Convertible Senior Notes only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the "measurement period") if the trading price per $1,000 principal amount of 2024 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the common stock, as described in the 2024 Indenture; and (iv) at any time from, and including, January 2, 2029 until the close of business on the scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 5.5494 shares of common stock per $1,000 principal amount of 2024 Convertible Senior Notes, which represents an initial conversion price of approximately $180.20 per share of common stock. All share, per share, and stock price amounts in this note have been retrospectively adjusted to reflect the 1-for-10 reverse stock split. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a "Make-Whole Fundamental Change" (as defined in the 2024 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
If a "Fundamental Change" (as defined in the 2024 Indenture) occurs, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their 2024 Convertible Senior Notes at a cash repurchase price equal to the principal amount of the 2024 Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain delisting events with respect to the common stock.
The net carrying amount of the liability component of the 2024 Convertible Senior Notes is as follows (in thousands):

	September 30, 2026	December 31, 2025
Principal	$172,500	$172,500
Minus:
Unamortized issuance costs	(2,808)	(3,650)
Net carrying amount	$169,692	$168,850

Interest expense recognized related to the 2024 Convertible Senior Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense (due in cash)	$1,833	$1,833	$5,498	$5,498
Amortization of debt issuance costs	281	281	842	842
Total interest expense related to the 2024 Convertible Senior Notes	$2,114	$2,114	$6,340	$6,340
Effective interest rate	4.90%	4.90%	4.90%	4.90%
2018 Loan Facility
We have a loan facility with Pacific Western Bank (as amended and restated from time to time, the "2018 Loan Facility") which provides for a revolving line of credit (the "2018 Line of Credit") with a maximum borrowing capacity of $60.0 million with an option to increase to $75.0 million upon syndication. Borrowings are limited to 85% of eligible U.S. accounts receivable and 30% of eligible U.K. accounts receivable. The facility matures on April 15, 2028 and bears interest at the prime rate plus 0.125%. We are also required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. The facility requires us to maintain a minimum level of Adjusted EBITDA and minimum unrestricted cash of $20.0 million in demand deposit accounts. In April 2026, we amended our 2018 Loan Facility to lower our required minimum of unrestricted cash from $25.0 million to $20.0 million in demand deposit accounts. Subsequent to the end of the third quarter of 2026, we further amended our 2018 Loan Facility to decrease our required minimum level of cumulative Adjusted EBITDA for the year ending December 31, 2026.
During the nine months ended September 30, 2026, we had $15.0 million in borrowings and $30.1 million in repayments on the 2018 Line of Credit, including $20.1 million repaid in April 2026 using proceeds from the sale of PAR common stock, resulting in net repayments of $15.1 million. As of September 30, 2026, we had net borrowings of $25.0 million under the 2018 Line of Credit with $10.4 million of unused available borrowings.
During the three months ended September 30, 2026 and 2025, we incurred $0.3 million and $0.6 million of interest expense associated with the 2018 Loan Facility, respectively. During the nine months ended September 30, 2026 and 2025, we incurred $1.3 million and $0.6 million of interest expense associated with the 2018 Loan Facility, respectively. We are in compliance with all financial covenants as of September 30, 2026.
Fair Value of Long-Term Debt
As of September 30, 2026 and December 31, 2025, our 2024 Convertible Senior Notes had a total carrying amount of $169.7 million and $168.9 million, and an estimated fair value of $48.4 million and $62.4 million, respectively. The estimated fair value of our 2024 Convertible Senior Notes, which are classified as Level 2 financial instruments, was determined based on the estimated or actual bid prices of the 2024 Convertible Senior Notes in an over-the-counter market on the last business day of the period.

The fair value of borrowings under our 2018 Line of Credit approximated its carrying amount as of September 30, 2026 and December 31, 2025, due to its variable interest rate nature.
8.     STOCK-BASED COMPENSATION
Effective June 5, 2026, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts in this note have been retrospectively adjusted for all periods presented to reflect the reverse stock split. Refer to Note 1—Overview of Business and Basis of Presentation for further details.
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
The 2018 Plan became effective in February 2018. Prior to the 2018 Plan, we granted awards under our 2008 Plan. Any awards granted under the 2008 Plan and the 2018 Plan remain subject to the terms of our 2008 Plan and 2018 Plan and applicable award agreements, and shares subject to awards granted under our 2008 Plan that are forfeited, canceled or expired prior to vesting become available for use under our 2025 Plan. As of September 30, 2026, there were 415,784 shares of our common stock reserved for issuance under our 2025 Plan.
On July 18, 2022, our Board of Directors adopted the Cardlytics, Inc. 2022 Inducement Plan ("2022 Inducement Plan"). Our Board of Directors also adopted a form of stock option grant notice and agreement and a form of restricted stock unit grant notice and agreement for use with the 2022 Inducement Plan. We reserved a total of 150,000 shares of our common stock under the 2022 Inducement Plan. On January 18, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 35,000 shares of our common stock. On July 13, 2023, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 80,000 shares of our common stock. On November 6, 2024, our Board of Directors approved an amendment to the 2022 Inducement Plan to reserve an additional 250,000 shares of our common stock. As of September 30, 2026, there were 48,780 shares available under the 2022 Inducement Plan.
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Delivery costs	$89	$379	$463	$1,233
Sales and marketing expense	274	885	1,323	3,228
Research and development expense	311	2,315	2,688	8,047
General and administrative expense	951	2,599	4,067	8,215
Discontinued operations	—	244	267	1,894
Total stock-based compensation expense	$1,625	$6,422	$8,808	$22,617

The following discussion of our stock-based compensation awards includes awards related to continuing and discontinued operations.
During the three months ended September 30, 2026 and 2025, we capitalized $0.6 million and $1.2 million of stock-based compensation expense for software development, respectively. During the nine months ended September 30, 2026 and 2025, we capitalized $1.9 million and $3.1 million of stock-based compensation expense for software development, respectively.
Restricted Stock Units
We grant restricted stock units ("RSUs") to certain employees and our non-employee directors. The following table summarizes changes in RSUs, inclusive of performance-based RSUs:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Unamortized Compensation Costs (in thousands)
Unvested — December 31, 2025	779	$31.50	0.76	$13,374
Granted	702	9.01
Vested	(459)	35.20
Forfeited	(199)	20.32
Unvested — September 30, 2026	823	$11.63	1.25	$5,126
Service-based RSUs
During the nine months ended September 30, 2026, we granted 702,155 RSUs to employees and non-employee directors, which have vesting periods ranging from vesting immediately to vesting in four years.
Subsequent to September 30, 2026, we granted 15,000 RSUs to employees, which have a vesting period of two years. The unamortized stock-based compensation expense related to all RSUs granted subsequent to September 30, 2026 was less than $0.1 million.
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
As of September 30, 2026, 100,168 shares of common stock were reserved for issuance pursuant to our 2018 ESPP. Additionally, the number of shares of our common stock reserved for issuance under our 2018 ESPP will automatically increase on January 1 of each year, which began on January 1, 2019 and will continue through and including January 1, 2028, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (ii) 50,000 shares of our common stock or (iii) such lesser number of shares of common stock as determined by our Board of Directors. Accordingly, the number of shares of our common stock reserved for issuance under our 2018 ESPP increased by 50,000 shares on January 1, 2026. Shares subject to purchase rights granted under our 2018 ESPP that terminate without having been issued in full will not reduce the number of shares available for issuance under our 2018 ESPP. During the nine months ended September 30, 2026, we issued 12,243 shares under the 2018 ESPP.
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
Included in the fair value table are cash equivalents. Cash equivalents are comprised of money market funds, which approximate fair value at the balance sheet dates, due to the short period of time to maturity. The fair value of cash equivalents was as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$11,719	$—	$—	$11,719
Total cash equivalents at fair value	$11,719	$—	$—	$11,719

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$26,283	$—	$—	$26,283
Total cash equivalents at fair value	$26,283	$—	$—	$26,283
For disclosures regarding the estimated fair value of our long-term debt, see Note 7 — Debt and Financing Arrangements.

10.     COMMITMENTS AND CONTINGENCIES
Other Commitments
We lease property under non-cancelable operating lease agreements. Refer to Note 6—Leases for further details.
As of September 30, 2026, we had net borrowings of $25.0 million against the 2018 Line of Credit. As of September 30, 2026, the outstanding principal amount of the 2024 Convertible Senior Notes was $172.5 million bearing an interest rate of 4.25% due on April 1, 2029. Refer to Note 7—Debt and Financing Arrangements for further details.
During the nine months ended September 30, 2026, we entered into a new five-year cloud hosting agreement that replaced our previous hosting agreement and resolved the prior period spend shortfall. Under the terms of the new agreement, we have a guaranteed aggregate spend to the cloud hosting provider of $10.0 million in year one, escalating by $0.5 million annually thereafter over the five-year term.
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
On September 4, 2026, we entered into a settlement and release agreement (the "Settlement Agreement") with a former officer of Bridg to resolve outstanding indemnification claims, including the allocated portion of the former officer's settlement with co-defendants and claimed legal fees. Pursuant to the Settlement Agreement, we paid an aggregate settlement amount of $6.4 million, consisting of $5.3 million for the settlement obligation and $1.1 million for attorney’s fees, during the three months ended September 30, 2026. We expect $4.0 million of this amount to be covered by the applicable D&O insurance policy. This obligation along with corresponding legal fees, has been included within (loss) income from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, as it is directly attributable to the Bridg business, which was divested in the first quarter of 2026. We will also continue to pay on-going attorney's fees that are covered by the indemnification agreement.

We will recognize a corresponding insurance recovery asset once we have agreed on a final settlement amount with the insurance provider, in accordance with ASC 450-30.
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
11.     EARNINGS PER SHARE
Effective June 5, 2026, we effected a 1-for-10 reverse stock split of our common stock. All share and per share amounts in this note have been retrospectively adjusted for all periods presented to reflect the reverse stock split. Refer to Note 1—Overview of Business and Basis of Presentation for further details.
Diluted net loss per share is the same as basic net loss per share for the nine months ended September 30, 2026 and 2025 because the effects of potentially dilutive items were anti-dilutive, given our net losses during these periods. The following securities as of September 30, 2026 and 2025 have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive (in thousands):

	September 30,
	2026	2025
Common stock options	3	4
2024 Convertible Senior Notes	957	957
Unvested restricted stock units	823	801
Common stock issuable pursuant to the 2018 ESPP	12	14
12.     SEGMENTS
Segment information presented below is based on our Cardlytics purchase intelligence platform reportable segment. Refer to Note 3—Discontinued Operations for further discussion regarding the divestiture of our Bridg business.
As of September 30, 2026, we have two operating segments: the Cardlytics purchase intelligence platform in the U.S. and U.K., as determined by the information that our Chief Executive Officer, who we consider our chief operating decision-maker ("CODM"), uses to make strategic goals and operating decisions. Our Cardlytics purchase intelligence platform operating segments in the U.S. and U.K. represent our proprietary advertising channels and are aggregated into one reportable segment given their similar economic characteristics, nature of service, types of customers and method of distribution. Our CODM allocates resources to, and evaluates the performance of, our operating segments based on Adjusted Contribution. Our CODM uses Adjusted Contribution extensively to measure the efficiency of our advertising platform, make decisions to manage advertising campaigns and evaluate our operational performance. We view Adjusted Contribution as an important operating measure of our financial results. We believe that Adjusted Contribution provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management and Board of Directors. Our CODM does not review assets by operating segment for the purposes of evaluating performance or allocating resources.
Revenue can be directly attributable to each segment. With the exception of deferred implementation costs, Partner Share and other third-party costs are also directly attributable to each segment. The accounting policies of each of our reportable segments are the same as those described in the summary of significant accounting policies. Refer to Note 5—Revenue for further information.
The following tables provide information regarding the Cardlytics purchase intelligence platform reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cardlytics purchase intelligence platform
Revenue	$32,882	$46,962	$104,083	$161,438
Minus: Adjusted Partner Share	12,620	20,490	41,489	74,385
Minus: Other third-party costs(1)	865	907	2,207	2,837
Adjusted Contribution	$19,397	$25,565	$60,387	$84,216

(1)Other third-party costs above primarily represent media and data costs that we incur to support the Cardlytics purchase intelligence platform.
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
The following table presents a reconciliation of loss before income taxes from continuing operations presented in accordance with GAAP to Adjusted Contribution (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted Contribution	$19,397	$25,565	$60,387	$84,216
Minus:
Delivery costs	3,155	4,136	8,384	15,278
Sales and marketing expense	6,679	6,546	20,045	25,871
Research and development expense	3,713	7,472	15,683	27,618
General and administrative expense	7,089	10,250	23,225	35,431
Change in contingent consideration	—	—	—	102
Impairment of goodwill and intangible assets	—	58,843	—	58,843
Loss (gain) on divestiture	—	320	—	(4,831)
Depreciation and amortization expense	4,182	4,447	12,186	13,038
Total other expense (income)	2,006	3,819	10,748	(483)
Loss before income taxes from continuing operations	$(7,427)	$(70,268)	$(29,884)	$(86,651)

The following tables provide geographical information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
United States	$26,387	$40,109	$83,573	$141,914
United Kingdom	6,495	6,853	20,510	19,524
Total	$32,882	$46,962	$104,083	$161,438

	September 30, 2026	December 31, 2025
Property and equipment, net:
United States	$1,442	$1,872
United Kingdom	36	59
Total	$1,478	$1,931

Capital expenditures within the United States totaled less than $0.1 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. Capital expenditures within the United Kingdom totaled less than $0.1 million for each period during the nine months ended September 30, 2026 and 2025.
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
Our Revenue and accounts receivable are diversified among a large number of marketers segregated by both geography and industry. During the nine months ended September 30, 2026 and 2025, our top five marketers accounted for 23% and 20% of our Revenue, respectively, with no marketer accounting for over 10%. As of September 30, 2026 and 2025, our top five marketers accounted for 26% and 30% of our accounts receivable, respectively, with no marketer accounting for over 10%.
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
During the nine months ended September 30, 2026 and 2025, our top three FI partners combined to account for over 85% and 80%, respectively, of the total Partner Share we paid to all partners for each period, with the top two FI partners representing over 60% for each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management's discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 4, 2026.
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," "would" or the negative or plural of these words or similar expressions or variations, and such forward-looking statements include, but are not limited to, statements with respect to our business strategy, plans and objectives for future operations, including our expectations regarding our expenses; continued enhancements of our platform and new product offerings; our future financial and business performance; and our ability to continue to add new FI partners and marketers and maintain our relationships with existing FI partners and marketers. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled "Risk Factors," set forth in our Annual Report on Form 10-K, in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
The Dosh app, a consumer-facing cashback mobile application operated by Dosh Holdings LLC, was decommissioned on February 28, 2025. In connection with the decommission, for the nine months ended September 30, 2025, we recorded a gain on disposal or divestiture of $4.8 million primarily due to the derecognition of the wallet liability associated with the Dosh app within the condensed consolidated statement of operations.
Non-GAAP Measures and Other Performance Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our metrics may be calculated in a manner different than similar metrics used by other companies.
Key Performance Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands except ACPU amounts	2026	2025	2026	2025
Cardlytics MQUs	186,633	230,329	189,689	226,419
Cardlytics ACPU	$0.10	$0.11	$0.32	$0.37
During the three months ended September 30, 2026, Cardlytics MQUs decreased by 43.7 million compared to the three months ended September 30, 2025, primarily driven by an FI partner in the U.S. exiting the Cardlytics purchase intelligence platform. During the nine months ended September 30, 2026, Cardlytics MQUs decreased by 36.7 million compared to the nine months ended September 30, 2025 primarily driven by an FI partner in the U.S. exiting the Cardlytics purchase intelligence platform.
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

Key Financial Metrics (Including Non-GAAP Metrics)

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2026	2025	2026	2025
Revenue(1)	$32,882	$46,962	$104,083	$161,438
Consumer Incentives	$24,342	$37,162	$76,756	$113,644
Billings(1)	$57,224	$84,124	$180,839	$275,082
Gross Profit(1)	$16,242	$21,429	$52,003	$68,938
Adjusted Contribution(1)	$19,397	$25,565	$60,387	$84,216
Net Loss	$(8,947)	$(72,673)	$(28,303)	$(95,238)
Adjusted EBITDA(1)	$386	$3,339	$2,318	$2,215
Net cash (used in) provided by operating activities	$(5,899)	$1,761	$(20,138)	$(3,720)
Free Cash Flow	$(1,629)	$(2,703)	$(20,277)	$(16,945)
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
Adjusted EBITDA
Adjusted EBITDA represents our Net Loss before interest expense, net; depreciation and amortization; stock-based compensation expense from continuing operations; separation costs and reduction in force; foreign currency (gain) loss; loss on investments; loss (gain) on divestiture; change in contingent consideration; impairment of goodwill and intangible assets and loss (income) from discontinued operations and, in applicable periods, certain other income and expense items, such as income tax benefit; gain on debt extinguishment and deferred implementation costs. We do not consider these excluded items to be indicative of our core operating performance. Of these items depreciation and amortization expense, stock-based compensation expense, impairment of goodwill and intangible assets and foreign currency gain (loss) are non-cash impacting. Notably, any impacts related to minimum Partner Share commitments in connection with agreements with certain partners are not added back to net loss in order to calculate Adjusted EBITDA.
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
Results of Non-GAAP Measures
Billings
The following table presents a reconciliation of Billings to Revenue, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2026	2025	2026	2025
Revenue(1)	$32,882	$46,962	$104,083	$161,438
Plus:
Consumer Incentives	24,342	37,162	76,756	113,644
Billings(1)	$57,224	$84,124	$180,839	$275,082
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
Adjusted Contribution
The following table presents a reconciliation of Adjusted Contribution to gross profit, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2026	2025	2026	2025
Revenue(1)	$32,882	$46,962	$104,083	$161,438
Minus:
Partner Share and other third-party costs(1)	13,485	21,397	43,696	77,222
Delivery costs(1)(2)	3,155	4,136	8,384	15,278
Gross Profit(1)	16,242	21,429	52,003	68,938
Plus:
Delivery costs(1)(2)	3,155	4,136	8,384	15,278
Adjusted Contribution(1)	$19,397	$25,565	$60,387	$84,216
(1)Revenue, Partner Share and other third-party costs, Delivery costs, Gross Profit and Adjusted Contribution reflect the effects of disposed businesses through the respective disposal dates. Refer to Note 3—Discontinued Operations to our consolidated financial statements for additional information regarding the divestiture of the Bridg business.
(2)Stock-based compensation expense recognized in consolidated delivery costs totaled $0.1 million and $0.4 million during the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense recognized in consolidated delivery costs totaled $0.5 million and $1.2 million during the nine months ended September 30, 2026 and 2025, respectively.

Adjusted EBITDA
The following table presents a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2026	2025	2026	2025
Net Loss	$(8,947)	$(72,673)	$(28,303)	$(95,238)
Plus:
Interest expense, net	2,294	2,007	7,108	5,780
Depreciation and amortization	4,182	4,447	12,186	13,038
Stock-based compensation expense from continuing operations	1,625	6,178	8,541	20,723
Separation costs and reduction in force	—	—	727	1,474
Foreign currency (gain) loss	(288)	1,812	1,253	(6,263)
Loss on investments	—	—	2,387	—
Loss (gain) on divestiture	—	320	—	(4,831)
Change in contingent consideration	—	—	—	102
Impairment of goodwill and intangible assets	—	58,843	—	58,843
Loss (income) from discontinued operations	1,520	2,405	(1,581)	8,587
Adjusted EBITDA	$386	$3,339	$2,318	$2,215
Free Cash Flow
The following is a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands	2026	2025	2026	2025
Net cash (used in) provided by operating activities	$(5,899)	$1,761	$(20,138)	$(3,720)
Plus:
Acquisition of property and equipment	(20)	(14)	(50)	(455)
Capitalized software development costs	(2,152)	(4,450)	(6,531)	(12,770)
Legal indemnification payments	6,442	—	6,442	—
Free Cash Flow	$(1,629)	$(2,703)	$(20,277)	$(16,945)

Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$32,882	$46,962	$104,083	$161,438
Costs and expenses:
Partner Share and other third-party costs	13,485	21,397	43,696	77,222
Delivery costs	3,155	4,136	8,384	15,278
Sales and marketing expense	6,679	6,546	20,045	25,871
Research and development expense	3,713	7,472	15,683	27,618
General and administrative expense	7,089	10,250	23,225	35,431
Change in contingent consideration	—	—	—	102
Impairment of goodwill and intangible assets	—	58,843	—	58,843
Loss (gain) on divestiture	—	320	—	(4,831)
Depreciation and amortization expense	4,182	4,447	12,186	13,038
Total costs and expenses	38,303	113,411	123,219	248,572
Operating loss	(5,421)	(66,449)	(19,136)	(87,134)
Other (expense) income:
Interest expense, net	(2,294)	(2,007)	(7,108)	(5,780)
Loss on investments	—	—	(2,387)	—
Foreign currency gain (loss)	288	(1,812)	(1,253)	6,263
Total other (expense) income	(2,006)	(3,819)	(10,748)	483
Loss before income taxes from continuing operations	(7,427)	(70,268)	(29,884)	(86,651)
Income tax benefit	—	—	—	—
Loss from continuing operations	(7,427)	(70,268)	(29,884)	(86,651)
(Loss) income from discontinued operations	(1,520)	(2,405)	1,581	(8,587)
Net loss	$(8,947)	$(72,673)	$(28,303)	$(95,238)
Comparison of Three and Nine Months Ended September 30, 2026 and 2025
Divestitures and Presentation
As a result of the closing of the Bridg Sale, we analyzed quantitative and qualitative factors relevant to the Bridg disposal group and determined that the accounting criteria to be classified as held for sale and a discontinued operation were met during the nine months ended September 30, 2026. Accordingly, the operating results of the Bridg business have been reflected as discontinued operations for all periods presented.

Revenue
We report our Revenue net of Consumer Incentives and gross of Partner Share and other third-party costs. Refer to Note 5—Revenue for further details on our revenue recognition policies.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Billings	$57,224	$84,124	$(26,900)	(32)%	$180,839	$275,082	$(94,243)	(34)%
Consumer Incentives	24,342	37,162	(12,820)	(34)	76,756	113,644	(36,888)	(32)
Revenue	$32,882	$46,962	$(14,080)	(30)%	$104,083	$161,438	$(57,355)	(36)%
% of Billings	57%	56%			58%	59%
The $14.1 million decrease in Revenue during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was comprised of a $26.9 million decrease in Billings due to the change in bank partner relationships, partially offset by a $12.8 million decrease in Consumer Incentives. Consumer Incentives decreased at a higher rate than Billings during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to strategic decisions to drive incremental performance for our advertisers as well as optimization of our network.
The $57.4 million decrease in Revenue during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was comprised of a $94.2 million decrease in Billings due to the change in bank partner relationships, partially offset by a $36.9 million decrease in Consumer Incentives. Consumer Incentives decreased at a lower rate than Billings during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to strategic decisions to drive incremental performance for our advertisers as well as optimization of our network.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Partner Share and other third-party costs	$13,485	$21,397	$(7,912)	(37)%	$43,696	$77,222	$(33,526)	(43)%
% of Revenue	41%	46%			42%	48%
Partner Share and other third-party costs decreased by $7.9 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by lower top line billings and changes in partner mix.
Partner Share and other third-party costs decreased by $33.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by lower top line billings and changes in partner mix.

Delivery Costs
Delivery costs consist primarily of personnel costs of our campaign, data operations and production support teams, including salaries, benefits, bonuses, stock-based compensation and payroll taxes. Delivery costs also include hosting costs, purchased or licensed software costs, outsourcing costs and professional services costs.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Delivery costs excluding stock-based compensation expense and separation costs and reduction in force	$3,066	$3,757	$(691)	(18)%	$7,921	$13,799	$(5,878)	(43)%
Plus:
Stock-based compensation expense	89	379	(290)	(77)%	463	1,233	(770)	(62)%
Separation costs and reduction in force	—	—	—	n/a	—	246	(246)	n/a
Total delivery costs	$3,155	$4,136	$(981)	(24)%	$8,384	$15,278	$(6,894)	(45)%
% of Revenue	10%	9%			8%	9%
Total delivery costs decreased by $1.0 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Delivery costs excluding stock-based compensation, separation costs, and reduction in force decreased by $0.7 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven by a decrease of $0.5 million in data storage expense and $0.2 million in staff expense.
Total delivery costs decreased by $6.9 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Delivery costs excluding stock-based compensation, separation costs, and reduction in force decreased by $5.9 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by a decrease of $3.6 million in data storage expense and $2.2 million in staff expense.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Sales and marketing expense excluding stock-based compensation expense and separation costs and reduction in force	$6,405	$5,661	$744	13%	$18,722	$22,012	$(3,290)	(15)%
Plus:
Stock-based compensation expense	274	885	(611)	(69)	1,323	3,228	(1,905)	(59)
Separation costs and reduction in force	—	—	—	n/a	—	631	(631)	n/a
Total sales and marketing expense	$6,679	$6,546	$133	2%	$20,045	$25,871	$(5,826)	(23)%
% of Revenue	20%	14%			19%	16%
Total sales and marketing expense increased by $0.1 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Sales and marketing expenses excluding stock-based compensation, separation costs, and reduction in force increased by $0.7 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase of $0.6 million in staff expenses, $0.1 million in advertising expense, and $0.1 million in other administrative expense.
Total sales and marketing expense decreased by $5.8 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Sales and marketing expenses excluding stock-based compensation, separation costs, and reduction in force decreased by $3.3 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a decrease of $3.1 million in staff expenses, $0.2 million in marketing expense, and $0.1 million in other administrative expenses, partially offset by a $0.1 million increase in travel and entertainment expense.

Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Research and development expense excluding stock-based compensation expense and separation costs and reduction in force	$3,402	$5,157	$(1,755)	(34)%	$12,756	$19,210	$(6,454)	(34)%
Plus:
Stock-based compensation expense	311	2,315	(2,004)	(87)	2,688	8,047	(5,359)	(67)
Separation costs and reduction in force	—	—	—	n/a	239	361	(122)	(34)
Total research and development expense	$3,713	$7,472	$(3,759)	(50)%	$15,683	$27,618	$(11,935)	(43)%
% of Revenue	11%	16%			15%	17%
Total research and development expense decreased by $3.8 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Research and development expenses excluding stock-based compensation, separation costs, and reduction in force decreased by $1.8 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a decrease of $2.0 million in staff expenses, partially offset by a $0.2 million increase in data storage and software license expense.
Total research and development expense decreased by $11.9 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Research and development expenses excluding stock-based compensation, separation costs, and reduction in force decreased by $6.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a decrease of $6.7 million in staff expenses and a $0.2 million decrease in professional fees, partially offset by a $0.5 million increase in data storage and software license expense.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
General and administrative expense excluding stock-based compensation expense and separation costs and reduction in force	$6,138	$7,651	$(1,513)	(20)%	$18,670	$26,980	$(8,310)	(31)%
Plus:
Stock-based compensation expense	951	2,599	(1,648)	(63)	4,067	8,215	(4,148)	(50)
Separation costs and reduction in force	—	—	—	n/a	488	236	252	107
Total general and administrative expense	$7,089	$10,250	$(3,161)	(31)%	$23,225	$35,431	$(12,206)	(34)%
% of Revenue	22%	22%			22%	22%
Total general and administrative expense decreased by $3.2 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. General and administrative expense excluding stock-based compensation, separation costs, and reduction in force decreased by $1.5 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to reductions of $0.5 million in staff expense, $0.3 million in facilities expense, $0.3 million in IT expense, and $0.6 million in professional fees, partially offset by a $0.2 million increase in other administrative expenses.
Total general and administrative expense decreased by $12.2 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. General and administrative expense excluding stock-based compensation, separation costs, and reduction in force decreased by $8.3 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to reductions of $3.1 million in staff expense, $1.4 million in professional fees, $0.9 million in facilities expense, $0.9 million in software license and data storage expense, $0.6 million in insurance premium expense, $0.6 million in bad debt expense, $0.4 million in travel expense and $0.4 million in tax expense.

Impairment of goodwill and intangible assets

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Impairment of goodwill and intangible assets	$—	$58,843	$(58,843)	n/a	$—	$58,843	$(58,843)	n/a
% of Revenue	—%	125%			—%	36%
During the three and nine months ended September 30, 2026, we did not recognize any impairment losses on goodwill or intangible assets. During the three and nine months ended September 30, 2025, we recognized a $58.8 million impairment loss on goodwill and intangible assets, which consisted of a $49.1 million goodwill impairment related to the U.S. Cardlytics Platform reporting unit and a $9.7 million impairment to capitalized software development costs, net.
Loss (gain) on divestiture
Loss (gain) on divestiture consists of gains or losses realized from the sale, dissolution, or decommissioning of business operations.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Loss (gain) on divestiture	$—	$320	$(320)	n/a	$—	$(4,831)	$4,831	n/a
% of Revenue	—%	1%			—%	(3)%
During the three and nine months ended September 30, 2026, we did not recognize any loss or gain on divestiture. During the nine months ended September 30, 2025, we recognized a net gain on divestiture of $4.8 million, which was primarily driven by the decommissioning of the Dosh app, a consumer-facing cashback mobile application operated by Dosh Holdings LLC, on February 28, 2025.
Depreciation and Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Depreciation and amortization expense	$4,182	$4,447	$(265)	(6)%	$12,186	$13,038	$(852)	(7)%
% of Revenue	13%	9%			12%	8%
Depreciation and amortization expense decreased by $0.3 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a decrease in fixed assets.
Depreciation and amortization expense decreased by $0.9 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a decrease in fixed assets.
Stock-based Compensation Expense
The following table summarizes the allocation of stock-based compensation in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Delivery costs	$89	$379	$(290)	(77)%	$463	$1,233	$(770)	(62)%
Sales and marketing expense	274	885	(611)	(69)	1,323	3,228	(1,905)	(59)
Research and development expense	311	2,315	(2,004)	(87)	2,688	8,047	(5,359)	(67)
General and administrative expense	951	2,599	(1,648)	(63)	4,067	8,215	(4,148)	(50)
Discontinued Operations	—	244	(244)	n/a	267	1,894	(1,627)	(86)
Total stock-based compensation expense	$1,625	$6,422	$(4,797)	(75)%	$8,808	$22,617	$(13,809)	(61)%
% of Revenue	5%	14%			8%	14%

Stock-based compensation expense decreased by $4.8 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by higher forfeitures due to a reduction in headcount as a result of the reductions in force that occurred during 2025.
Stock-based compensation expense decreased by $13.8 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher forfeitures due to a reduction in headcount as a result of the reductions in force that occurred during 2025.
Separation Costs and Reduction in Force
Separation costs and reduction in force include one-time severance and related expenses.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Delivery costs	$—	$—	$—	n/a	$—	$246	$(246)	n/a
Sales and marketing expense	—	—	—	n/a	—	631	(631)	n/a
Research and development expense	—	—	—	n/a	239	361	(122)	(34)
General and administrative expense	—	—	—	n/a	488	236	252	107
Total separation costs and reduction in force	$—	$—	$—	n/a	$727	$1,474	$(747)	(51)%
% of Revenue	—%	—%			1%	1%
Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Interest expense	$(2,491)	$(2,915)	$424	(15)%	$(7,752)	$(7,660)	$(92)	1%
Interest income	197	908	(711)	(78)	644	1,880	(1,236)	(66)
Interest expense, net	$(2,294)	$(2,007)	$(287)	14%	$(7,108)	$(5,780)	$(1,328)	23%
% of Revenue	(7)%	(4)%			(7)%	(4)%
Interest expense, net increased by $0.3 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily driven by higher average borrowings under our 2018 Line of Credit following the $10.0 million draw in August 2026, as well as lower interest income earned.
Interest expense, net increased by $1.3 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily driven by higher average borrowings under our 2018 Line of Credit during the period, as well as lower interest income earned.
Loss on investments

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Loss on investments	$—	$—	$—	n/a	$(2,387)	$—	$(2,387)	n/a
% of Revenue	—%	—%			(2)%	—%
During the nine months ended September 30, 2026, we sold all 1,810,222 shares of common stock in PAR for cash proceeds of $23.0 million, net of fees, resulting in a total realized loss of $2.4 million, inclusive of $0.2 million in commission fees.

Foreign Currency Gain (Loss)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
in thousands	2026	2025	$	%	2026	2025	$	%
Foreign currency gain (loss)	$288	$(1,812)	$2,100	116%	$(1,253)	$6,263	$(7,516)	(120)%
% of Revenue	1%	(4)%			(1)%	4%
Foreign currency gain (loss) was a gain of $0.3 million during the three months ended September 30, 2026 compared to a loss of $1.8 million during the three months ended September 30, 2025. The change was primarily driven by fluctuations in the exchange rate of the British pound relative to the U.S. dollar.
Foreign currency gain (loss) was a loss of $1.3 million during the nine months ended September 30, 2026 compared to a gain of $6.3 million during the nine months ended September 30, 2025. The change was primarily driven by fluctuations in the exchange rate of the British pound relative to the U.S. dollar.
Liquidity and Capital Resources
The following table summarizes our cash and cash equivalents, working capital, accounts receivable and contract assets, net and unused available borrowings:

in thousands	September 30, 2026	December 31, 2025
Cash and cash equivalents	$29,947	$48,719
Working capital(1)	43,437	58,889
Accounts receivable and contract assets, net	59,891	82,458
Unused available borrowings(2)	10,421	8,458
(1)We define working capital as current assets less current liabilities. See our condensed consolidated financial statements for further details regarding our current assets and current liabilities.
(2)As part of our amended and restated Loan and Security Agreement, we are required to maintain a minimum unrestricted cash of $20.0 million in demand deposit accounts.
Our cash and cash equivalents are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that limit the risk of principal loss. Currently, a significant portion of our cash and cash equivalents are held in fully FDIC-insured money market accounts and demand deposit accounts. As of September 30, 2026, our money market accounts earned interest rates ranging between 3.5% and 4.5%. As of September 30, 2026, $4.0 million of our cash and cash equivalents were in the United Kingdom. However, our investment in Cardlytics U.K. Limited is not considered indefinitely invested.
Through September 30, 2026, we have incurred accumulated net losses of $1.43 billion since inception, including net loss of $8.9 million for the three months ended September 30, 2026. We have historically financed our operations and capital expenditures through convertible note financings, private placements of our redeemable convertible preferred stock, public offerings of our common stock as well as lines of credit.
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
Material Cash Requirements
During the nine months ended September 30, 2026, we entered into a new five-year cloud hosting agreement that replaced our previous three-year hosting agreement. The new terms establish a year-one guaranteed aggregate spend of $10.0 million to the cloud hosting provider, escalating by $0.5 million annually thereafter. For additional information, refer to Note 10—Commitments and Contingencies.

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
2018 Loan Facility
We have a loan facility with Pacific Western Bank (as amended and restated from time to time, the "2018 Loan Facility") which provides for a revolving line of credit (the "2018 Line of Credit") with a maximum borrowing capacity of $60.0 million with an option to increase to $75.0 million upon syndication. Borrowings are limited to 85% of eligible U.S. accounts receivable and 30% of eligible U.K. accounts receivable. The facility matures on April 15, 2028 and bears interest at the prime rate plus 0.125%. We are also required to pay an unused line fee of 0.15% per annum on the average daily unused amount of the revolving commitment. The facility requires us to maintain a minimum level of Adjusted EBITDA and minimum unrestricted cash of $20.0 million in demand deposit accounts. In April 2026, we amended our 2018 Loan Facility to lower our required minimum of unrestricted cash from $25.0 million to $20.0 million in demand deposit accounts. Subsequent to the end of the third quarter of 2026, we further amended our 2018 Loan Facility to decrease our required minimum level of cumulative Adjusted EBITDA for the year ending December 31, 2026.
During the nine months ended September 30, 2026, we had $15.0 million in borrowings and $30.1 million in repayments on the 2018 Line of Credit, including $20.1 million repaid in April 2026 using proceeds from the sale of PAR common stock, resulting in net repayments of $15.1 million. As of September 30, 2026, we had net borrowings of $25.0 million under the 2018 Line of Credit with $10.4 million of unused available borrowings.
During the three months ended September 30, 2026 and 2025, we incurred $0.3 million and $0.6 million of interest expense associated with the 2018 Loan Facility, respectively. During the nine months ended September 30, 2026 and 2025, we incurred $1.3 million and $0.6 million of interest expense associated with the 2018 Loan Facility, respectively. We are in compliance with all financial covenants as of September 30, 2026.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
in thousands	2026	2025
Net cash used in operating activities	$(20,138)	$(3,720)
Net cash provided by (used in) investing activities	$16,448	$(13,025)
Net cash used in financing activities	$(15,130)	$(5,105)
Operating Activities

Operating activities used $20.1 million of cash during the nine months ended September 30, 2026, compared to $3.7 million during the nine months ended September 30, 2025. The $16.4 million increase in cash used was driven by $9.3 million in cash paid related to the legal fees and settlement of the indemnification obligations provided to the former officer of the divested Bridg business, as well as movements in net working capital accounts, including a $2.5 million decrease in our Consumer Incentive liability, partially offset by a $6.3 million decrease in accounts receivable and contract assets. The remaining variance was primarily driven by a net decrease in non-cash add-backs, including a $58.8 million decrease in goodwill impairment and a $13.8 million decrease in stock-based compensation expense, and a $9.0 million increase in gain on divestiture, which was partially offset by the $66.9 million improvement in net loss. Refer to Note 10—Commitments and Contingencies for further details regarding the terms and nature of this settlement.
Investing Activities
The increase in cash provided by investing activities was primarily driven by $23.0 million in proceeds from the sale of PAR Technology common stock received as consideration for the Bridg Sale, which was completed in the first quarter of 2026, partially offset by funds used for the purchases of technology hardware and capitalization of costs to develop internal-use software.
Financing Activities
Financing activities used $15.1 million of cash during the nine months ended September 30, 2026, which consisted of $30.1 million in repayments against the 2018 Line of Credit, including $20.1 million repaid using proceeds from the sale of PAR common stock in April 2026, partially offset by $15.0 million in borrowings on the 2018 Line of Credit.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
The interest rates under the 2018 Line of Credit are variable. Interest on advances under the 2018 Line of Credit bears an interest rate equal to the prime rate plus 0.125%. As of September 30, 2026, the prime rate was 7.00%. A hypothetical increase of 100 basis points in the prime rate would result in an incremental interest expense of less than $0.1 million over a three-month period, based on $25.0 million outstanding as of September 30, 2026. The 2024 Convertible Senior Notes bear a fixed interest rate of 4.25% per annum, and therefore, are not subject to interest rate fluctuations.
Foreign Currency Exchange Risk
Both revenue and operating expense of Cardlytics U.K. Limited are denominated in British pounds. We bear foreign currency risks to the extent that any unfavorable fluctuation in the exchange rate between U.S. dollars and the British pound could result in an adverse impact to either revenue or expense. For example, if the average value of the British pound had been 10% lower relative to the U.S. dollar during the three months ended September 30, 2026 and 2025, our revenue would have decreased by $0.6 million and $0.7 million, respectively. The overall impact to net loss would be partially mitigated by decreases in operating expense of $0.3 million and $0.3 million in the three months ended September 30, 2026 and 2025, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
Investing in our securities involves risks and uncertainties. You should consider and read the information contained in our 2025 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (“Risk Factors”). Any of the risks discussed in our 2025 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. As of September 30, 2026, no material changes have occurred to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K, except as set forth below.
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
General Risk Factors
If we fail to satisfy all applicable requirements of The Nasdaq Stock Market LLC (“Nasdaq”) and it determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
We are required to continually meet Nasdaq’s listing requirements, including, among other things, a minimum closing price requirement of $1.00 per share and standards relative to minimum levels of stockholders’ equity, a minimum market value of publicly held shares (“MVPHS”) of $15.0 million, market capitalization and various additional requirements. If for any 30 consecutive business days, we fail to satisfy any of the required standards, for continued inclusion on Nasdaq, we may receive a deficiency letter regarding our non-compliance, and may be provided an applicable period to regain compliance, depending on the nature of the deficiency and the applicable Nasdaq rules. If we are unable to regain compliance within the applicable period, we expect that Nasdaq would provide written notice that our common stock would become subject to their delisting procedures. We intend to monitor the trading price of our common stock and may, if appropriate, implement strategies to attempt to regain compliance with the applicable Nasdaq requirements.
Any delisting or potential delisting of our common stock from Nasdaq could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding common stock, reduce our ability to raise additional capital, reduce the price at which our common stock trades, adversely affect our relationships with our new and existing partners, result in negative publicity, and increase the transaction costs inherent in trading such common stock with overall negative effects for holders of our securities. In addition, the delisting of our common stock from Nasdaq would constitute a “fundamental change” under the indenture governing the Notes. See “Risk Factors—Risks Related to our Indebtedness” in our 2025 Annual Report on Form 10-K. For these reasons and others, delisting or potential delisting could adversely affect our business, financial condition, liquidity, cash flows and/or the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
None.
Recent Issuances of Unregistered Securities
None.
ITEM 5. OTHER INFORMATION
We are party to an amended and restated loan and security agreement, dated as of September 30, 2024, with Banc of California (as amended to date, the "2018 Line of Credit"), which provides for an asset-based revolving line of credit. Subsequent to the end of the third quarter of 2026, we and Banc of California (formerly Pacific Western Bank) entered into an amendment to the 2018 Line of Credit (the “Amendment”) that, among other things, decreases the required minimum level of cumulative Adjusted EBITDA for the year ending December 31, 2026.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
ITEM 6. EXHIBITS
The exhibits listed below are filed or incorporated by reference into this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Exhibit Description	Schedule /Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1^	Settlement Agreement, dated as of September 4, 2026, by and between Cardlytics, Inc. and Amit Jain.	8-K	001-38386	10.1	September 11, 2026
10.2#	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of October 30, 2026, by and among Cardlytics, Inc., as Borrower, and Banc of California, as Agent and Lender.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.ins	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.sch	Inline XBRL Taxonomy Schema with Embedded Linkbase Documents					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X
^ Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this exhibit have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

# Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the Company has determined that the information is both not material and is the type that the Company customarily and actually treats as private or confidential. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of the exhibit.
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

Cardlytics, Inc.

Date:	November 5, 2026	By:	/s/ Amit Gupta
Amit Gupta
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ David Evans
David Evans
Chief Financial Officer (Principal Financial and Accounting Officer)